Form 10-Q
period 1995-03-31
PEOPLES BANCTRUST CO INC
filed 1995-05-15
CIK 762128

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended ............................................... March 31, 1995

Commission file number ................................................. 0-13653

                      THE PEOPLES BANCTRUST COMPANY, INC.
             (Exact name of registrant as specified in its charter)

Alabama ............................................................. 63-0896239
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

310 Broad Street                        (Address of principal executive offices)
Selma, Alabama
36701

                                 (334) 875-1000
              (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X         No
    -----          -----

  As of the close of business on May 3, 1995, 1,743,838 shares of registrant's Common Stock, par value $.10 per share, were outstanding.

                      THE PEOPLES BANCTRUST COMPANY, INC.
                                 AND SUBSIDIARY


     Notes to Consolidated Financial Statements (Unaudited)

     Accounting Policies:

1. The accompanying unaudited consolidated financial statements of The Peoples BancTrust Company, Inc. (the "Company") and its subsidiary, The Peoples Bank and Trust Company, have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All 1995 interim amounts are subject to year-end audit, and the results of operations for the interim periods herein are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

                                      (1)

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements



              THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                                  March 31,        Dec.31,
                                                     1995           1994
                                                  ----------      ---------
                                                  (Unaudited)
                                                        (In thousands)
ASSETS:
  Cash and due from banks.......................   $ 14,695       $ 20,048
  Federal funds sold and securities
    purchased under agreements to resell........      5,340          3,134
                                                   --------       --------
    Total cash and cash equivalents.............     20,035         23,182

  Investment securities (market value of
    $25,527 and $26,143 respectively)...........     26,135         27,187
  Securities available for sale.................     74,742         75,808

  Loans, net of unearned income.................    166,284        162,979
  Allowance for loan losses.....................     (1,927)        (2,040)
                                                   --------       --------
  Net loans.....................................    164,357        160,939

  Premises and equipment........................      5,784          5,718
  Other assets..................................      7,799          8,852
                                                   --------       --------
    Total assets................................   $298,852       $301,686
                                                   ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Noninterest-bearing deposits..................   $ 41,376       $ 47,734
  Interest-bearing deposits.....................    222,848        215,887
                                                   --------       --------
    Total deposits..............................    264,224        263,621

  Federal funds purchased and securities
    sold under agreement to repurchase..........      1,463          6,855
  Other borrowed funds..........................        422            438
  Other liabilities.............................      3,483          3,142
                                                   --------       --------
     Total liabilities..........................    269,592        274,056

  Common stock..................................        178            178 *
  Additional paid-in capital....................      7,060          7,060 *
  Treasury stock................................       (480)          (480)
  Retained earnings.............................     23,944         23,500
  Net unrealized loss on securities available
    for sale....................................     (1,442)        (2,628)
                                                   --------       --------
    Total stockholders' equity..................     29,260         27,630
                                                   --------       --------
    Total liabilities and stockholders' equity..   $298,852       $301,686
                                                   ========       ========

* Restated to give retroactive recognition to a two-for-one stock split effected in the form of a one hundred percent stock dividend declared January 28, 1995.

         See Notes to the Unaudited Consolidated Financial Statements.

                                      (2)

              THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                             Three Months Ended
                                                 March 31,
                                          ------------------------
                                             1995          1994
                                          -----------  -----------
                                           (In thousands, except
                                          share and per share data)
Interest and fees on loans.............     $   4,036    $   3,002
Interest and dividends on
  investment securities................         1,424        1,383
Other interest income..................            63           58
                                            ---------    ---------
Total interest income..................         5,523        4,443

Interest on deposits...................         2,525        1,776
Interest on short-term borrowed funds..            54           21
                                            ---------    ---------
Total interest expense.................         2,579        1,797
                                            ---------    ---------
Net interest income....................         2,944        2,646

Provision for loan losses..............            93           84
                                            ---------    ---------
Net interest income after
  provision for loan losses............         2,851        2,562
Net securities gains...................                         73
Other income...........................           715          718
Other expense..........................         2,718        2,617
                                            ---------    ---------
Income before income taxes.............           848          736
Provision for income taxes.............           195          238
Minority interest in earnings..........                          3
                                            ---------    ---------
Net income.............................     $     653    $     495
                                            =========    =========

Weighted average number of shares
  outstanding..........................     1,482,262    1,743,838*
                                            =========    =========

Net income per share...................     $     .44    $     .29 *
                                            =========    =========

Dividends per share....................     $     .12    $     .12 *
                                            =========    =========


* Restated to give retroactive recognition to a two-for-one stock split effected in the form of a one hundred percent stock dividend declared January 28, 1995.


    See Notes to the Unaudited Condensed Consolidated Financial Statements.

                                      (3)

              THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                             3 Months Ended
                                                               March 31,
                                                          --------------------
                                                           1995          1994
                                                          ------        ------
                                                             (In thousands)
Net cash provided (used) by operating activities........   $ 2,269    $   (63)

Cash flows from investing activities:
  Proceeds from sales of investment securities..........        64
  Proceeds from maturities and calls of investment
    securities..........................................     1,000      4,659
  Proceeds from sales of securities available for sale..       391      5,875
  Proceeds from maturities and calls of securities
    available for sale..................................     2,928      2,988
  Purchases of investment securities....................               (7,106)
  Purchases of securities available for sale............      (818)    (9,771)
  Net increase in loans.................................    (3,726)      (777)
  Purchases of bank premises and equipment..............      (253)      (311)
  Proceeds from sale of equipment.......................        12
  Proceeds from sale of other real estate...............                   75
                                                           -------    -------
    Net cash used in investing activities...............      (402)    (4,368)
  Cash flows from financing activities:
    Net increase in deposits............................       603      3,121
    Net decrease in borrowed funds......................    (5,408)    (5,799)
    Dividends paid......................................      (209)      (209)
                                                           -------    -------
      Net cash used by financing activities.............    (5,014)    (2,887)
                                                           -------    -------

Net decrease in cash and cash equivalents...............    (3,147)    (7,318)
Cash and cash equivalents at beginning of period........    23,182     24,696
                                                           -------    -------
Cash and cash equivalents at end of period..............   $20,035    $17,378
                                                           =======    =======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest............................................   $ 2,239    $ 1,694
    Taxes (refunds).....................................      (110)       480


         See Notes to the Unaudited Consolidated Financial Statements.

                                      (4)

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL

On January 28, 1995, the Board of Directors of The Peoples BancTrust Company, Inc. (the "Company") declared a two-for-one stock split of its Common Stock which was effected in the form of a 100% stock dividend to all stockholders of record as of February 25, 1995. The split was distributed on March 15, 1995. All share and per share amounts have been adjusted to reflect this split.

                              FINANCIAL CONDITION

Total consolidated assets of the Company and its subsidiary, The Peoples Bank and Trust Company ("the Bank"), totaled $298,852,000 at March 31, 1995, a decrease of $2,834,000 from the December 31, 1994 total of $301,686,000. Earning assets increased, however, during the first quarter of 1995 from $269,107,000 at December 31, 1994 to $272,501,000 at March 31, 1995.

Investments

The Company's total securities portfolio decreased during the first quarter of 1995 from $102,995,000 at December 31, 1994 to $100,877,000. The total securities portfolio at March 31, 1995 included securities with an aggregate market value of $74,742,000 classified by management as "available for sale." At December 31, 1994, securities available for sale totaled $75,808,000. The write-down of securities available for sale to market value as required by SFAS 115 decreased from $3,699,000 at December 31, 1994 to $2,183,000 at March 31,
1995. Securities classified as "held to maturity" totaled $26,135,000 at March 31, 1995 compared to $27,187,000 at December 31, 1994.

During the first quarter of 1995, the Company had purchases of securities totaling $818,000 and sales totaling $455,000. The decrease in the total securities portfolio since December 31, 1994 was due primarily to maturing investments. Proceeds from these maturing investments were used primarily to fund a growth in the loan portfolio.

Loans

Loans, net of unearned interest, increased $3,305,000 since December 31, 1994 to $166,284,000 at March 31, 1995. The greater loan demand was funded primarily by the decrease in the investment securities portfolio.

Personal loans reflected the largest growth during the quarter, increasing $1,526,000 from $59,751,000 at December 31, 1994 to $61,277,000 at March 31,
1995.  The growth in the volume of

                                      (5)
personal loans is due primarily to an increase in automobile financing. Automobile loans increased $1,240,000 during the first quarter of 1995 and accounted for 81% of the growth in personal loans.

Real estate loans increased $1,320,000 since year end 1994 to $51,405,000 at March 31, 1995. Since December 31, 1994, real estate construction loans increased $482,000 to $2,938,000 at March 31, 1995, while residential loans increased $324,000 to $26,878,000. Overdrafts on demand deposit accounts increased $683,000 since December 31, 1994 to $1,279,000 at March 31, 1995.

Business loans decreased $291,000 during the first quarter of 1995 to $48,486,000 at March 31, 1995. Credit line loans, primarily home equity lines of credit, decreased slightly from $3,770,000 at December 31, 1994 to $2,552,000 at March 31, 1995.

Allowance for Loan Losses

In making loans, the Company recognizes the fact that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the credit-worthiness of the borrower over the term of the loan, and, in case of a secured loan, the quality of the security for the loan. The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the Company's loan portfolio.

Management's determination of the adequacy of the allowance is based, among other things, on estimates of the historical loan loss experience, evaluation of economic conditions in general and in various sectors of the Company's customer base, and periodic reviews of loan portfolio quality by the Company's personnel, and other relevant factors. General reserves will be provided for loans where the ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due, structurally deficient or economically depreciating, and considering the net realizable value of the security of the loan or guarantees, if applicable. Management continues to monitor the Company's asset quality and will charge off loans against the allowance for loan losses when appropriate or provide specific loss reserves when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used to make the initial determinations. In addition, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to increase significantly its allowance for loan losses, thereby negatively impacting the Company's financial condition and earnings.

                                      (6)

The allowance for loan losses at March 31, 1995 was $1,927,000 compared to $2,040,000 at December 31, 1994. The ratio of allowance to total loans at March 31, 1995 was 1.16% and was 1.25% at December 31, 1994. At its current level, the allowance for loan losses exceeds the minimum required by regulatory authorities. The amount of loans determined by management that require special attention due to potential weaknesses decreased from $6,500,000 at December 31, 1994 to $5,393,000 at March 31, 1995. Non-accruing loans, however, increased $1,113,000 from $1,348,000 at December 31, 1994 to $2,461,000 at March 31, 1995.
The increase was due primarily to one line of credit totaling approximately $1,000,000 which was placed on non-accrual status during the first quarter of 1995. The Small Business Administration, however, guarantees approximately 80% of this line of credit. The resulting ratio of the allowance for loan losses to non-accruing loans at March 31, 1995 was 78.3% compared to 151.3% at December 31, 1994.

Deposits

Total deposits of the Company increased $603,000 since December 31, 1994 to $264,224,000 at March 31, 1995. Total interest-bearing deposits of the Company, however, increased $6,961,000, or 3.2%, during the first quarter of 1995 to $222,848,000. This increase appears to be primarily the result of a shift in funds as the volume of non-interest bearing deposits decreased $6,538,000 since December 31, 1994 to $41,376,000 at March 31, 1995. Time deposits increased $9,432,000, or 8.2%, during the first quarter of 1995 to $125,013,000. The volume of regular savings deposits grew slightly from $31,658,000 at year end 1994 to $32,126,000 at March 31, 1995. Interest-bearing demand accounts decreased $2,939,000 to $65,709,000 during the first quarter of 1995.

Stockholders' Equity

Total stockholders' equity at March 31, 1995 was $29,260,000 compared to $27,630,000 at year end. Undistributed earnings of the Company through March 31, 1995 contributed $444,000 to stockholders' equity. A decrease in the unrealized loss on securities available for sale required by SFAS 115, net of the income tax effect, from $2,628,000 at year end 1994 to $1,442,000 at March 31, 1995 added $1,187,000 back to stockholders' equity.

                                      (7)

Risk-based capital regulations require all bank holding companies and banks to achieve and maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of Tier 1, or core, capital (consisting of stockholders' equity less goodwill). The following table indicates that the Company's Tier 1 capital ratio and total capital ratio at March 31, 1995 were 15.60% and 16.65%, respectively. The Company maintained, at March 31, 1995, a leverage ratio of Tier 1 capital to total assets of 9.54% compared to the minimum regulatory requirement of 3.00% required of the strongest companies and banks. All other companies and banks are expected to maintain a ratio of 1% to 2% above the state minimum of 3.00%. In addition, the table indicates that the ratios of the Company's subsidiary bank also well-exceed the minimum requirements of the regulation.


        RISK-BASED CAPITAL RATIOS & LEVERAGE RATIOS AS OF MARCH 31, 1995

                                       The Company         The Bank
                                     ----------------  ----------------
                                          (Dollars in thousands)

RISK-BASED CAPITAL RATIOS
Tier 1 Capital.....................  $ 28,476  15.60%  $ 29,364  16.10%
Tier 1 Capital - Minimum Required..     7,303   4.00      7,294   4.00
                                     --------  -----   --------  -----
Excess.............................  $ 21,173  11.60%  $ 22,070  12.10%
                                     ========  =====   ========  =====

Total Capital......................  $ 30,403  16.65%  $ 31,236  17.13%
Total Capital - Minimum Required...    14,606   8.00     14,588   8.00
                                     --------  -----   --------  -----
Excess.............................  $ 15,797   8.65%  $ 16,648   9.13%
                                     ========  =====   ========  =====

Net risk-weighted assets...........  $182,581          $182,354
                                     ========          ========

LEVERAGE RATIOS
Total Tier 1 Capital...............  $ 28,476   9.54%  $ 29,364   9.89%
Minimum Leverage Requirement.......     8,955   3.00      8,910   3.00
                                     --------  -----   --------  -----
Excess.............................  $ 19,521   6.54%  $ 20,454   6.89%
                                     ========  =====   ========  =====

Average Total Assets,
  net of all goodwill..............  $298,499          $297,013
                                     ========          ========

RESULTS OF OPERATIONS

                 THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO
                       THREE MONTHS ENDED MARCH 31, 1994

The Company's profitability, like that of many financial institutions, is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans and investments, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. Interest sensitivity is one measure of the vulnerability of earnings to changes in the general level of interest rates. Whenever interest-earning assets reprice to market

                                      (8)
interest rates at a different pace than interest-bearing liabilities, net interest income performance will be affected favorably or unfavorably during periods of changes in general interest rates. Management is unable to predict future changes in market rates of interest and their impact on the Company's profitability. Management believes, however, that the Company's current rate sensitivity position is well matched, indicating the assumption of minimal interest rate risk.

Interest income for the first quarter of 1995 was $5,523,000 compared to $4,443,000 for the same quarter of 1994. Average earning assets grew from $250,460,000 for the first quarter of 1994 to $270,672,000 for the first quarter of 1995.

The average volume of the Company's securities portfolio, including securities classified as available for sale, decreased from $112,555,000 at March 31, 1994 to $101,840,000 at March 31, 1995. Funds from maturing investments were reinvested primarily in higher yielding loans. Interest income on securities, however, reflected an increase of $41,000, or 3.0%, between the quarters as average yields increased from 4.99% to 5.59%.

Interest income on loans for the first quarter of 1995 totaled $4,036,000 compared to interest income on loans for the first quarter of 1994 of $3,002,000. Stronger loan demand occurring between the quarters increased the average volume of loans for the first quarter of 1995 to $164,160,000, a 20.7% growth from the 1994 first quarter average of $135,999,000. Average yields on loans increased between the quarters from 8.83% to 9.86%.

Interest income from business loans totaled $1,167,000 at March 31, 1995 compared to $771,000 at March 31, 1994. This increase was the result of both an increase in volume and interest rates. The average volume of business loans increased $7,310,000, or 17.7%, between the quarters while yields increased from 7.48% to 9.61%.

Personal loan interest income increased from $1,239,000 for the quarter ended March 31, 1994 to $1,575,000 for the same quarter in 1995. Growth in automobile financing was primarily responsible for an increase in the average volume of personal loans from $46,956,000 for the first quarter of 1994 to $60,191,000 for the first quarter of 1995. Yields on personal loans decreased slightly between the quarters from 10.55% to 10.47%.

An increase in the average volume of real estate loans from $43,895,000 at March 31, 1994 to $50,966,000 at March 31, 1995, coupled with an increase in yields from 8.23% to 9.24% during the same period, caused interest income on real estate loans to grow from $903,000 to $1,177,000.

Interest expense on deposits for the first quarter of 1995 was $2,525,000 compared to $1,776,000 for the same period in 1994. The

                                      (9)
average volume of interest bearing deposits increased $15,811,000, or 7.7%, to $220,658,000 between the quarters. The increase appears to be primarily the result of a shift in funds from non-interest bearing deposits into interest bearing deposit accounts. An increase in the average cost of the deposits from 3.47% for the first quarter of 1994 to 4.58% for the first quarter of 1995 also contributed to the higher interest expense on deposits.

The resulting net interest income for the quarter ended March 31, 1995 was $2,944,000 compared to $2,646,000 for the same quarter in 1994, an 11.3% increase.

The provision for loan losses replaces reductions to the allowance for loan losses caused by actual charge-offs and to establish adequate reserves for the growth of the loan portfolio. The Company's provision for loan losses for the quarter ended March 31, 1995 was $93,000 compared to $84,000 for the same quarter in 1994.

Non-interest income for the first three months of 1995, excluding gains on the sale of investment securities, totaled $715,000 as compared to $718,000 in 1994. Quarterly income from deposit service charges increased $54,000 from $474,000 for the first quarter of 1994 to $528,000 for the same quarter of 1995. Credit life commissions for the first quarter of 1995 declined $21,000 compared to the first quarter of 1994 although loan volume increased. Credit life commissions through March 31, 1995 totaled $8,000 compared to $29,000 through March 31, 1994. In addition, the Company recognized a loss of $17,000 during the first quarter of 1995, primarily on the sale of data processing equipment.

Through March 31, 1995 no gains or losses on the sale of investment securities were recognized. For the quarter ended March 31, 1994, however, the Company recorded gains totaling $73,000.

Non-interest expenses increased $101,000 from $2,617,000 for the first quarter of 1994 to $2,718,000 for 1995. During the second quarter of 1994, the Company acquired the deposits of one branch of a failed thrift institution.
Amortization expense of the premium paid by the Company to acquire these deposits totaled $26,000 for the first quarter of 1995, whereas through March 31, 1994 no amortization expense had been recorded. Computer expense increased from $53,000 for the quarter ended March 31, 1994 to $75,000 for the same quarter in 1995. This increase was primarily due to lease payments on new computer equipment installed during the third quarter of 1994. In addition, the expense of automations hardware and software increased $16,000 from $20,000 at March 31, 1994 to $36,000 at March 31, 1995.

Income before taxes for the quarter ended March 31, 1995 was $848,000 compared to $736,000 at March 31, 1994. The income tax provision for the first quarter of 1995 decreased $43,000 to $195,000 compared to $238,000 for the same quarter of 1994. The

                                     (10)
resulting net income for the first quarter of 1995 totaled $653,000 compared to $495,000 for the same quarter in 1994. Income per share for 1995 was $.44 compared to $.29 for 1994. The income per share for the first quarter of 1994 has been restated to reflect the effect of a two-for-one stock split effected in the form of a one hundred percent stock dividend to all shareholders of record as of February 25, 1995, the ex-dividend date, and which was distributed on March 15, 1995.

                                     (11)

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     The Peoples BancTrust Company, Inc.
                                                  (Registrant)



/s/ Richard P. Morthland
- -------------------------------------------
Richard P. Morthland, President



/s/ Virginia L. Sellers
- -------------------------------------------
Virginia L. Sellers, Treasurer



DATE:  May 11, 1995

                                     (12)