Form 10-Q
period 1995-06-30
PEOPLES BANCTRUST CO INC
filed 1995-08-14
CIK 762128

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended............................................. June 30, 1995

Commission file number............................................   0-13653


                      THE PEOPLES BANCTRUST COMPANY, INC.
             (Exact name of registrant as specified in its charter)

Alabama.......................................................   63-0896239
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

              Yes    X       No
                  -------       ------

   As of the close of business on June 30, 1995, 1,743,838 shares of registrant's Common Stock, par value $.10 per share, were outstanding.

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


              THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     June 30,     December 31,
                                                       1995          1994
                                                  --------------  ----------
                                                   (Unaudited)
ASSETS:                                                  (In thousands)

  Cash and due from banks.......................       $ 15,889    $ 20,048
  Federal funds sold and securities
    purchased under agreements to resell........          1,692       3,134
                                                       --------    --------
    Total cash and cash equivalents.............         17,581      23,182
  Investment securities (market value of
    $26,886 and $26,143 respectively)...........         27,080      27,187
  Securities available for sale.................         67,126      75,808

  Loans, net of unearned income.................        177,198     162,979
  Allowance for loan losses.....................         (1,914)     (2,040)
                                                       --------    --------
  Net loans.....................................        175,284     160,939

  Premises and equipment........................          5,792       5,718
  Other assets..................................          7,551       8,852
                                                       --------    --------
    Total assets................................       $300,414    $301,686
                                                       ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Noninterest-bearing deposits..................       $ 40,534    $ 47,734
  Interest-bearing deposits.....................        223,902     215,887
                                                       --------    --------
    Total deposits..............................        264,436     263,621

  Federal funds purchased and securities
    sold under agreement to repurchase..........          1,471       6,855
  Other borrowed funds..........................            407         438
  Other liabilities.............................          3,458       3,142
                                                       --------    --------
     Total liabilities..........................        269,772     274,056

  Common stock..................................            178         178 *
  Additional paid-in capital....................          7,060       7,060 *
  Treasury stock................................           (480)       (480)
  Retained earnings.............................         24,542      23,500
  Net unrealized loss on securities available
    for sale....................................           (658)     (2,628)
                                                       --------    --------

    Total stockholders' equity..................         30,642      27,630
                                                       --------    --------
    Total liabilities and stockholders' equity..       $300,414    $301,686
                                                       ========    ========

* Restated to give retroactive recognition to a two-for-one stock split effected in the form of a one hundred percent stock dividend declared January 28, 1995.


         See Notes to the Unaudited Consolidated Financial Statements.

              THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                         Three Months Ended        Six Months Ended
                                              June 30,                 June 30,
                                       -----------------------  ----------------------
                                          1995        1994         1995        1994
                                       ----------  -----------  ----------  ----------
                                       (In thousands, except share and per share data)

Interest and fees on loans......       $    4,442  $     3,146  $    8,478  $    6,149
Interest and dividends on
  investment securities.........            1,441        1,597       2,865       2,959
Other interest income...........              278           15         123          94
                                       ----------  -----------  ----------  ----------

  Total interest income.........            6,161        4,758      11,466       9,202

Interest on deposits............            2,707        1,877       5,230       3,653
Interest on short-term borrowed
 funds..........................               31           32          85          53
                                       ----------  -----------  ----------  ----------

  Total interest expense........            2,738        1,909       5,315       3,706
                                       ----------  -----------  ----------  ----------

Net interest income.............            3,423        2,849       6,151       5,496

Provision for loan losses.......              214           87         307         172
                                       ----------  -----------  ----------  ----------

  Net interest income after
    provision for loan losses...            3,209        2,762       5,844       5,324

Net securities gains............               22            3          22          76

Other income....................              698          771       1,629       1,489

Other expense...................            2,776        2,693       5,494       5,314
                                       ----------  -----------  ----------  ----------

  Income before income taxes....            1,153          843       2,001       1,575

Provision for income taxes......              344          233         539         470
                                       ----------  -----------  ----------  ----------

Net income......................       $      809  $       610  $    1,462  $    1,105
                                       ==========  ===========  ==========  ==========

Weighted average number of
 shares
  outstanding...................        1,743,838   1,743,838*   1,743,838   1,743,838*
                                       ==========  ==========   ==========   =========
Net income per share............        $    0.46   $    0.35*   $    0.84   $    0.63*
                                       ==========   =========    ==========  =========
Dividends per share.............        $    0.12   $    0.12*   $    0.24   $    0.24*
                                       ==========  ==========   ==========   =========

* Restated to give retroactive recognition to a two-for-one stock split effected in the form of a one hundred percent stock dividend declared January 28,1995.



    See Notes to the Unaudited Condensed Consolidated Financial Statements.

              THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)



                                                          Six Months Ended
                                                              June 30,
                                                    ----------------------------
                                                        1995           1994
                                                    -----------  ---------------
                                                          (In thousands)
Net cash provided by operating activities.........    $  3,946   $    879

Cash flows from investing activities:
  Proceeds from sales of investment securities....         130        960
  Proceeds from maturities and calls of investment
    securities....................................       3,000      6,659

  Proceeds from sales of securities available for
   sale...........................................       3,733     11,953
  Proceeds from maturities and calls of securities
    available for sale............................       7,519      6,831

  Purchases of investment securities..............      (2,999)   (19,672)
  Purchases of securities available for sale......        (818)   (17,740)
  Net increase in loans...........................     (14,804)    (8,048)
  Purchases of bank premises and equipment........        (288)      (662)
  Proceeds from sale of other real estate.........                    108
  Payment for purchase of bank deposits...........                   (518)
                                                      --------   --------
    Net cash used in investing activities.........      (4,527)   (20,129)

Cash flows from financing activities:
  Net increase in deposits........................         815      7,316
  Net decrease in borrowed funds..................      (5,415)     2,291
  Dividends paid..................................        (420)      (419)
    Net cash provided by (used in) financing
     activities...................................      (5,020)     9,188
                                                      --------   --------

Net decrease in cash and cash equivalents.........      (5,601)   (10,062)
Cash and cash equivalents at beginning of period..      23,182     24,696
                                                      --------   --------
Cash and cash equivalents at end of period........    $ 17,581   $ 14,634
                                                      ========   ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest......................................    $  5,067   $  3,673
    Taxes.........................................         225        780


         See Notes to the Unaudited Consolidated Financial Statements.

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

   On July 27, 1995, the Company purchased 30,044 shares of its issued and outstanding Common Stock at a price of $16.50 per share. The Common Stock will be held as treasury stock.


                              FINANCIAL CONDITION

   Total consolidated assets of the Company and its subsidiary, The Peoples Bank and Trust Company ("the Bank"), totaled $300,414,000 at June 30, 1995, a decrease of $1,272,000 from the December 31, 1994 total of $301,686,000.
Earning assets increased, however, during the first half of 1995 from $269,108,000 at December 31, 1994 to $273,096,000 at June 30, 1995.

Investments

   The Company's total securities portfolio decreased during the first half of 1995 from $102,995,000 at December 31, 1994 to $94,206,000. The total securities portfolio at June 30, 1995 included securities with an aggregate market value of $67,126,000 classified by management as "available for sale."
At December 31, 1994, securities available for sale totaled $75,808,000. The write-down of securities available for sale to market value as required by SFAS 115 decreased from $3,699,000 at December 31, 1994 to $997,570 at June 30, 1995.
Securities classified as "held to maturity" totaled $27,080,000 at June 30, 1995, compared to $27,187,000 at December 31, 1994.

   During the first half of 1995, the Company had purchases of securities totaling $3,817,000 and sales totaling $3,863,000. The decrease in the total securities portfolio since December 31, 1994 was due primarily to maturing investments totaling $10,519,000. Proceeds from these maturing investments were used primarily to fund growth in the loan portfolio.

Loans

   Loans, net of unearned interest, increased $14,219,000 since December 31, 1994 to $177,198,000 at June 30, 1995. The greater loan demand was funded primarily by the decrease in the investment securities portfolio.

   Business loans reflected the largest growth during the first half of the year, increasing $6,554,000, from $48,777,000 at December 31, 1994 to $55,331,000 at June 30, 1995. The growth in the volume of business loans was due primarily to an increase in loan demand from the timber industry and the closing of a Montgomery, Alabama bank which enabled the Bank to extend its lending area.

   Personal loans increased $4,799,000, from $59,751,000 at December 31, 1994 to $64,550,000 at June 30, 1995. The growth in the volume of personal loans was due primarily to an increase in automobile financing. Automobile loans increased $2,745,000 during the first half of 1995 and accounted for 57.0% of the growth in personal loans.

   Real estate loans increased $2,879,000 since year end 1994 to $55,597,000 at June 30, 1995. Since December 31, 1994, real estate construction loans increased $617,000 to $3,073,000 at June 30, 1995, while residential loans increased $1,982,000 to $28,536,000 at June 30, 1995. Credit line loans, primarily home equity lines of credit, grew $190,000, from $1,137,000 at December 31, 1994 to $1,327,000 at June 30, 1995.

   Overdrafts on demand deposit accounts decreased $203,000 since December 31, 1994 to $393,000 at June 30, 1995.

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

   The allowance for loan losses at June 30, 1995 was $1,914,000, compared to $2,040,000 at December 31, 1994. The ratio of allowance to total loans at June 30, 1995 was 1.08% and was 1.25% at December 31, 1994. At its current level, the allowance for loan losses exceeds the minimum required by regulatory authorities. The amount of loans determined by management that require special attention due to potential weaknesses decreased from $6,500,000 at December 31, 1994 to $5,849,000 at June 30, 1995. Non-accruing loans, however, increased $1,626,000 from $1,348,000 at December 31, 1994 to $2,974,000 at June 30, 1995.
The increase was due primarily to one line of credit totaling approximately $1,000,000 which was placed on non-accrual status during the first quarter of 1995 and a second line of credit totaling approximately $500,000 which was placed on non-accrual status during the second quarter of 1995. The Small Business Administration, however, guarantees approximately 80% of the first line of credit. The resulting ratio of the allowance for loan losses to non-accruing loans at June 30, 1995 was 64.4% compared to 151.3% at December 31, 1994.

Deposits

   Total deposits of the Company increased $815,000 since December 31, 1994 to $264,436,000 at June 30, 1995. Total interest-bearing deposits of the Company increased $8,015,000 during the first half of 1995 to $223,902,000 at June 30, 1995. This increase appears to be primarily the result of a shift in funds as the volume of non-interest bearing deposits decreased $7,200,000 since December 31, 1994 to $40,534,000 at June 30, 1995. Time deposits increased $14,442,000, or 12.5%, during the first half of 1995 to $130,023,000 at June 30, 1995. The volume of regular savings deposits decreased from $31,658,000 at year end 1994 to $30,506,000 at June 30, 1995. Interest-bearing demand accounts decreased $5,960,000 during the first half of 1995 to $62,688,000 at June 30, 1995.

Stockholders' Equity

   Total stockholders' equity at June 30, 1995 was $30,642,000, compared to $27,630,000 at December 31, 1994. Undistributed earnings of the Company through June 30, 1995 contributed $1,042,000 to stockholders' equity. A decrease in the unrealized loss on securities available for sale required by SFAS 115, net of the income tax effect, from $2,628,000 at year end 1994 to $658,000 at June 30, 1995 added $1,970,000 back to stockholders' equity.

   Risk-based capital regulations require all bank holding companies and banks to achieve and maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of Tier 1, or core, capital (consisting of stockholders' equity less goodwill). The following table indicates that the Company's Tier 1 capital ratio and total capital ratio at June 30, 1995 were 14.80% and 15.42%, respectively. The Company maintained, at June 30, 1995, a leverage ratio of Tier 1 capital to total assets of 9.84%, compared to the minimum regulatory requirement of 3.00% required of the strongest companies and banks. All other companies and banks are expected to maintain a ratio of 1% to 2% above the state minimum of 3.00%. In addition, the table indicates that the Bank's ratios also well-exceed the minimum requirements of the regulations.


        RISK-BASED CAPITAL RATIOS & LEVERAGE RATIOS AS OF JUNE 30, 1995


                                       The Company         The Bank
                                     ----------------  ----------------
                                           (Dollars in thousands)
RISK-BASED CAPITAL RATIOS
Tier 1 Capital.....................  $ 29,410  14.80%  $ 31,251  15.77%
Tier 1 Capital - Minimum Required..     7,947   4.00      7,929   4.00
                                     --------  -----   --------  -----
Excess.............................  $ 21,463  10.80%  $ 23,322  11.77%
                                     ========  =====   ========  =====

Total Capital......................  $ 30,642  15.42%  $ 29,406  14.83%
Total Capital - Minimum Required...    15,893   8.00     15,858   8.00
                                     --------  -----   --------  -----
Excess.............................  $ 14,749   7.42%  $ 13,548   6.83%
                                     ========  =====   ========  =====

Net risk-weighted assets...........  $198,667          $198,224
                                     ========          ========

LEVERAGE RATIOS
Total Tier 1 Capital...............  $ 29,410   9.84%  $ 31,251  10.47%
Minimum Leverage Requirement.......     8,970   3.00      8,956   3.00
                                     --------  -----   --------  -----
Excess.............................  $ 20,440   6.84%  $ 22,295   7.47%
                                     ========  =====   ========  =====

Average Total Assets,
  net of all goodwill..............  $299,005          $298,521
                                     ========          ========


                             RESULTS OF OPERATIONS

Three Months Ended June 30, 1995 Compared to Three Months Ended June 30, 1994

   The Company's profitability, like that of many financial institutions, is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans and investments, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. Interest sensitivity is one measure of the vulnerability of earnings to changes in the general level of interest rates. Whenever interest-earning assets reprice to market interest rates at a different pace than interest-bearing liabilities, net interest income performance will be affected favorably or unfavorably during periods of changes in general interest rates. Management is unable to predict future changes in market rates of interest and their impact on the Company's profitability. Management believes, however, that the Company's current rate sensitivity position is well matched, indicating the assumption of minimal interest rate risk.

   Interest income for the second quarter of 1995 was $6,161,000, compared to $4,758,000 for the same quarter of 1994. Average earning assets grew from $260,763,000 for the second quarter of 1994 to $272,938,000 for the second quarter of 1995.

   The average volume of the Company's securities portfolio, including securities classified as available for sale, decreased from $118,901,000 at June 30, 1994 to $99,314,000 at June 30, 1995. Funds from maturing investments were reinvested primarily in higher yielding loans. Interest income on securities reflected a decrease of $156,000, or 9.80%. Between the quarters, however, average yields increased from 5.37% to 5.80%.

   Interest income on loans for the second quarter of 1995 totaled $4,442,000, compared to interest income on loans for the second quarter of 1994 of $3,146,000. Stronger loan demand occurring between the quarters increased the average volume of loans for the second quarter of 1995 to $169,299,000, an 18.38% growth from the 1994 second quarter average of $143,013,000. Average yields on loans increased between the quarters from 8.80% to 10.50%.

   Interest income from business loans totaled $1,261,000 for the quarter ended June 30, 1995, compared to $908,000 for the quarter ended June 30, 1994. This increase was the result of both an increase in volume and interest rates. The average volume of business loans increased $10,459,000, or 20.05%, between the quarters, while yields increased from 8.92% to 9.86%.

   Personal loan interest income increased from $1,471,000 for the quarter ended June 30, 1994 to $1,683,000 for the same quarter in 1995. Growth in automobile financing was primarily responsible for an increase in the average volume of personal loans from $47,321,000 for the second quarter of 1994 to $63,171,000 for the second quarter of 1995. Yields on personal loans decreased between the quarters, from 12.44% to 10.66%.

   An increase in the average volume of real estate loans from $41,238,000 for the quarter ended June 30, 1994 to $52,334,000 for the quarter ended June 30, 1995, coupled with an increase in yields from 9.92% to 10.49% during the same period, caused interest income on real estate loans to grow from $1,024,000 to $1,372,000.

   Interest expense on deposits for the second quarter of 1995 was $2,707,000, compared to $1,877,000 for the same period in 1994. The average volume of interest bearing deposits increased $36,015,000, or 16.0%, to $222,519,000 between the quarters. The increase appears to be primarily the result of a shift in funds from non-interest bearing deposits into interest bearing deposit accounts. An increase in the average cost of the deposits from 3.59% for the second quarter of 1994 to 4.87% for the second quarter of 1995 also contributed to the higher interest expense on deposits.

   The resulting net interest income for the quarter ended June 30, 1995 was $3,423,000, compared to $2,849,000 for the same quarter in 1994, a 20.1%
increase.

   The provision for loan losses replaces reductions to the allowance for loan losses caused by actual charge-offs and to establish adequate reserves for the growth of the loan portfolio. The Company's provision for loan losses for the quarter ended June 30, 1995 was $214,000, compared to $87,000 for the same quarter in 1994. See "--Financial Condition -- Allowance for Loan Losses" above.

   Non-interest income for the second quarter of 1995, excluding gains on the sale of investment securities, totaled $698,000, compared to $771,000 in 1994. Quarterly income from deposit service charges decreased $33,000 from $559,000 for the second quarter of 1994 to $526,000 for the same quarter of 1995. Credit life commissions for the second quarter of 1995 declined $16,000 compared to the second quarter of 1994, although loan volume increased. Credit life commissions through June 30, 1995 totaled $16,000, compared to $32,000 through June 30, 1994.

   During the quarter ended June 30, 1995, gains recognized on the sale of investment securities were $22,000. For the quarter ended June 30, 1994, the Company recorded gains on the sale of investment securities of $3,000.

   Non-interest expenses increased $83,000, from $2,693,000 for the second quarter of 1994 to $2,776,000 for the second quarter of 1995. During the second quarter of 1994, the Company acquired the deposits of one branch of a failed thrift institution. Amortization expense of the premium paid by the Company to acquire these deposits totaled $26,000 for the second quarter of 1995, whereas through June 30, 1994 an amortization expense of $9,000 had been recorded. Computer expense increased from $57,000 for the quarter ended June 30, 1994 to $79,000 for the same quarter in 1995. This increase was primarily due to lease payments on new computer equipment installed during the third quarter of 1994. In addition, the expense of automation hardware and software increased $15,000, from $16,000 at June 30, 1994 to $31,000 at June 30, 1995.

   Income before taxes for the quarter ended June 30, 1995 was $1,153,000, compared to $843,000 for the quarter ended June 30, 1994. The income tax provision for the second quarter of 1995 increased $111,000 to $344,000, compared to $233,000 for the same quarter of 1994. The resulting net income for the second quarter of 1995 totaled $809,000, compared to $610,000 for the same quarter in 1994. Income per share for the three months ended June 30, 1995 was $.46 compared to $.35 for the three months ended June 30, 1994.

Six Months Ended June 30, 1995 Compared to Six Months Ended June 30, 1994

   Interest income for the first half of 1995 totaled $11,684,000, compared to $9,202,000 for the first half of 1994. The increase of $2,482,000 was due to increased loan volume, which was funded primarily through a decrease in investment securities.

   Interest income and dividends on the Company's investment securities for the six months ended June 30, 1995 were $2,865,000, compared to $2,959,000 for the same six month period in 1994. Average yields on investment securities increased from 5.17% at June 30, 1994 to 5.70% at June 30, 1995.

   Interest income on the Company's loans grew from $6,149,000 for the first half of 1994 to $8,478,000 for the same period in 1995. Through June 30, 1995, average volume of loans was $165,757,000. The average yields on loans increased from 8.79% at June 30, 1994 to 10.23% at June 30, 1995.

   Interest expense on deposits through June 30, 1995 totaled $5,232,000, compared to $3,653,000 through June 30, 1994. The average volume of interest-bearing deposits increased from $207,081,000 for the six months ended June 30, 1994 to $221,665,000 for the six months ended June 30, 1995. The average cost of the Company's deposits increased from 3.53% through June 30, 1994 to 4.72% through June 30, 1995.

   The resulting net interest income for the six months ended June 30, 1995 was $6,367,000 compared to $5,496,000 in 1994.

   For the six months ended June 30, 1995, the provision totaled $307,000, compared to $172,000 for the same period in 1994. See "-- Financial Condition -
- Allowance for Loan Losses" above.

   For the first half of 1995, non-interest income, excluding gains on the sale of securities, increased $140,000 from $1,489,000 for the six months ended June 30, 1994 to $1,629,000 for the six months ended June 30, 1995. In 1995, an increase of $108,000 was noted in deposit service charges. Also in 1995, the Company recorded additional fee income of $27,000 from the accounts receivable financing program and $49,000 from the recovery of principal and interest on previously charged-off bonds, which were in default. Income from the Company's insurance subsidiary and brokerage department declined $2,000 and $46,000, respectively, in 1995 compared to the previous year's income.

   Non-interest expense through June 30, 1995 totaled $5,494,000, an increase of $180,000 from last year. For the first six months of 1995, amortization expense for the premium paid by the Company to acquire the deposits of one branch of a failed thrift institution totaled $51,000, as compared to $9,000 of amortization expense recorded through June 30, 1994.

   Income before taxes for the six months ended June 30, 1995 totaled $2,001,000, compared to $1,575,000 for the same period in 1994. The 1995 income tax provision was $539,000, compared to $470,000 in 1994 due to increased income. The resulting net income through June 30, 1995 of $1,462,000 was $357,000 more than the six months ended June 30, 1994 net income of $1,105,000. Income per share increased from $.63 to $.84.

Recent Development

   The Bank's deposits are insured by the Bank Insurance Fund ("BIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The assessment rate currently ranges from 0.23% of deposits for well capitalized institutions to 0.31% of deposits for undercapitalized institutions. On August 8, 1995, the FDIC adopted an amendment to the BIF risk-based assessment schedule which lowered the deposit insurance assessment rate for most commercial banks and other depository institutions with deposits insured by the BIF to a range of from 0.31% of insured deposits for undercapitalized BIF-insured institutions to 0.04% of deposits for well-capitalized institutions, including the Bank. The FDIC amendment becomes effective for the quarter ending September 30, 1995.

   Approximately 4.0% of the Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF"), which also is administered by the FDIC and has the same assessment rate as the current BIF assessment rate. The amendment creates a substantial disparity in the deposit insurance premiums to be paid by BIF and SAIF members.

   A number of proposals are being considered to recapitalize the SAIF in order to eliminate the premium disparity. Under one proposal, the BIF and SAIF would, among other things, be merged into one fund as soon as practicable after they both reach their designated reserve ratios, but no later than January 1, 1998. It is unknown whether this particular proposal or any other proposal will be implemented or that premiums for either BIF or SAIF members will be adjusted in the future by the FDIC or by legislative action.

                          PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

   On April 11, 1995, the Company held its Annual Meeting of Shareholders at which the following matters were considered and voted on:

Proposal I -- Election of Directors

     NOMINEES                          FOR       WITHHELD
     --------                          ---       --------
   Julius R. Brown                   735,629       803
   Clyde B. Cox, Jr.                 735,629       803
   Harry W. Gamble, Jr.              735,629       803
   Ted M. Henry                      735,629       803
   Elam P. Holley, Jr.               735,629       803
   A. D. Lovelady                    735,629       803
   James A. Minter, III              735,629       803
   Richard P. Morthland              735,609       823
   C. Ernest Smith                   735,629       803
   Julius E. Talton                  735,629       803
   Clinton S. Wilkinson, Jr.         735,629       803

There were no abstentions or broker non-votes.


Proposal II -- Approval of a proposed new Article VI of the Articles of
               Incorporation

                       FOR        AGAINST        ABSTAIN
                       ---        -------        -------

                     730,822       2,716          2,894

   There were no broker non-votes.


 Proposal III -- Approval of a proposed amendment to Article VIII of the
                 Articles of Incorporation

                       FOR        AGAINST        ABSTAIN
                       ---        -------        -------

                     722,785       4,298          9,349

   There were no broker non-votes.


Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits

        Exhibit 3(i)      -   Articles of Incorporation, as amended.
        Exhibit 3(ii)     -   Bylaws, as amended.
        Exhibit 27        -   Financial Data Schedule

        (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  The Peoples BancTrust Company, Inc.
                                  --------------------------------------
                                         (Registrant)



                                  /s/ Richard P. Morthland
                                  ---------------------------------------
                                  Richard P. Morthland, President



                                  /s/ Virginia L. Sellers
                                  ---------------------------------------
                                  Virginia L. Sellers, Treasurer


DATE:  August 14, 1995