Form 10-Q
period 1995-09-30
PEOPLES BANCTRUST CO INC
filed 1995-11-14
CIK 762128

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For Quarter Ended........................................ September 30, 1995

 Commission file number.............................................. 0-13653


                      THE PEOPLES BANCTRUST COMPANY, INC.
             (Exact name of registrant as specified in its charter)

 Alabama ........................................................  63-0896239
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

                           Yes    X       No
                               -------       -------

           As of the close of business on September 30, 1995, 1,693,694 shares of registrant's Common Stock, par value $.10 per share, were outstanding.

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


              THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    September 30,   December 31,
                                                         1995          1994
                                                    --------------  -----------
                                                     (Unaudited)
ASSETS:                                                    (In thousands)

   Cash and due from banks.......................      $ 12,718      $ 20,048
   Federal funds sold and securities
     purchased under agreements to resell........         7,062         3,134
                                                       --------      --------
     Total cash and cash equivalents.............        19,780        23,182
   Investment securities (market value of
     $29,655 and $26,143 respectively)...........        29,709        27,187
   Securities available for sale.................        63,422        75,808

   Loans, net of unearned income.................       188,235       162,979
   Allowance for loan losses.....................        (2,086)       (2,040)
                                                       --------      --------
   Net loans.....................................       186,149       160,939

   Premises and equipment........................         5,946         5,718
   Other assets..................................         8,125         8,852
                                                       --------      --------
     Total assets................................      $313,131      $301,686
                                                       ========      ========

 LIABILITIES AND STOCKHOLDERS' EQUITY:
   Noninterest-bearing deposits..................      $ 43,727      $ 47,734
   Interest-bearing deposits.....................       225,339       215,887
                                                       --------      --------
     Total deposits..............................       269,066       263,621

   Federal funds purchased and securities
     sold under agreement to repurchase..........         2,841         6,855
   Other borrowed funds..........................         6,235           438
   Other liabilities.............................         4,330         3,143
                                                       --------      --------
      Total liabilities..........................       282,472       274,057

   Common stock..................................           178           178 *
   Additional paid-in capital....................         7,059         7,059 *
   Treasury stock................................        (1,287)         (480)
   Retained earnings.............................        25,140        23,500
   Net unrealized loss on securities available
     for sale....................................          (431)       (2,628)
                                                       --------      --------

     Total stockholders' equity..................        30,659        27,630
                                                       --------      --------
     Total liabilities and stockholders' equity..      $313,131      $301,686
                                                       ========      ========

 * Restated to give retroactive recognition to a two-for-one stock split effected in the form of a one hundred percent stock dividend declared January 28, 1995.


         See Notes to the Unaudited Consolidated Financial Statements.

              THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                            Three Months Ended       Nine Months Ended
                                               September 30,           September 30,
                                          ----------------------  ----------------------
                                             1995        1994        1995        1994
                                          ----------  ----------  ----------  ----------
                                          (In thousands, except share and per share data)

Interest and fees on loans.............   $    4,893  $    3,506  $   13,371  $    9,655
Interest and dividends on
  investment securities................        1,277       1,433       4,142       4,392
Other interest income..................          121          37         244         131
                                          ----------  ----------  ----------  ----------

  Total interest income................        6,291       4,976      17,757      14,178

Interest on deposits...................        2,713       2,098       7,941       5,751
Interest on short-term borrowed funds..           55          40         140          93
                                          ----------  ----------  ----------  ----------

  Total interest expense...............        2,768       2,138       8,081       5,844
                                          ----------  ----------  ----------  ----------

Net interest income....................        3,523       2,838       9,676       8,334

Provision for loan losses..............          345          88         653         260
                                          ----------  ----------  ----------  ----------

  Net interest income after
    provision for loan losses..........        3,178       2,750       9,023       8,074

Net securities gains...................            5          58          27         134

Other income...........................          805         732       2,433       2,221

Other expense..........................        2,660       2,633       8,154       7,947
                                          ----------  ----------  ----------  ----------

  Income before income taxes...........        1,328         907       3,329       2,482

Provision for income taxes.............          505         264       1,044         734
                                          ----------  ----------  ----------  ----------

Net income.............................   $      823  $      643  $    2,285  $    1,748
                                          ==========  ==========  ==========  ==========

Weighted average number of shares
  outstanding..........................    1,719,560   1,743,838*  1,735,656   1,743,838*
                                          ==========  ==========  ==========  ==========
Net income per share...................   $     0.48  $     0.37* $     1.32  $     1.00*
                                          ==========  ==========  ==========  ==========
Dividends per share....................   $     0.13  $     0.12* $      .37  $     0.36*
                                          ==========  ==========  ==========  ==========

* Restated to give retroactive recognition to a two-for-one stock split effected in the form of a one hundred percent stock dividend declared January 28,1995.



    See Notes to the Unaudited Condensed Consolidated Financial Statements.

              THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)



                                                           Nine Months Ended
                                                             September 30,
                                                          --------------------
                                                            1995       1994
                                                          ---------  ---------
                                                             (In thousands)

Net cash provided by operating activities...............  $  3,918   $  2,708
                                                          --------   --------

Cash flows from investing activities:
  Proceeds from sales of investment securities..........       197      1,022
  Proceeds from maturities and calls of investment
    securities..........................................    11,808      8,962

  Proceeds from sales of securities available for sale..     4,526     25,196
  Proceeds from maturities and calls of securities
    available for sale..................................     3,315      8,133
  Proceeds from sale of trading securities..............               35,935
  Purchases of investment securities....................    (5,999)   (19,672)
  Purchases of securities available for sale............    (1,014)   (17,959)
  Purchases of trading securities.......................              (35,934)
  Net increase in loans.................................   (25,863)   (16,257)
  Purchases of bank premises and equipment..............      (718)    (1,147)
  Proceeds from sale of other real estate...............                  130
  Payment for purchase of bank deposits.................                 (518)
                                                          --------   --------
    Net cash used in investing activities...............   (13,748)   (12,109)
                                                          --------   --------

Cash flows from financing activities:
  Net increase in deposits..............................     5,445     10,598
  Purchases of Treasury stock...........................      (807)
  Net increase (decrease) in borrowed funds.............     2,435     (5,508)
  Dividends paid........................................      (645)      (628)
                                                          --------   --------
    Net cash provided by financing activities...........     6,428      4,462
                                                          --------   --------

Net decrease in cash and cash equivalents...............    (3,402)    (4,939)
Cash and cash equivalents at beginning of period........    23,182     24,696
                                                          --------   --------
Cash and cash equivalents at end of period..............  $ 19,780   $ 19,757
                                                          ========   ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest............................................  $  7,419   $  5,572
    Taxes...............................................       510      1,105


         See Notes to the Unaudited Consolidated Financial Statements.

               THE PEOPLES BANCTRUST COMPANY, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Accounting Policies:

1. The accompanying unaudited consolidated financial statements of The Peoples BancTrust Company, Inc. (the "Company") and its subsidiary, The Peoples Bank and Trust Company, have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All 1995 interim amounts are subject to year-end audit, and the results of operations for the interim periods herein are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

2. The Company adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition Disclosure," on January 1, 1995. Under the new standards, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The adoption of SFAS 114 and 118 resulted in no additional provision for credit losses, at January 1, 1995. At September 30, 1995, the recorded investment in loans for which impairment has been recognized in accordance with SFAS 114 totaled $2,557,000 and these loans had a corresponding valuation allowance of $438,000. The impaired loans at September 30, 1995, were measured for impairment using the fair value of the collateral as all of these loans were collateral dependent. For the nine months ended September 30, 1995, the average recorded investment in impairment loans was approximately $2,247,000. The Company uses several factors in determining if a loan is impaired under SFAS No. 114. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payment status, borrowers' financial data and borrowers' operating factors such as cash flows, operating income or loss, etc.

     The allowance for credit losses is established through charges to earnings in the form of a provision for credit losses. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are included in the provision for credit losses. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable.

     When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

     Income Recognition on Impaired and Nonaccrual Loans -- Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

     Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms of interest and principal.

     While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding, except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

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

     On July 27, 1995 and on September 26, 1995, the Company purchased 30,044 and 20,100 shares, respectively, of its issued and outstanding Common Stock at prices of $16.50 and $15.50 per share, respectively. The Common Stock is being held as Treasury Stock.


                              FINANCIAL CONDITION

     Total consolidated assets of the Company and its subsidiary, The Peoples Bank and Trust Company ("the Bank"), totaled $313,131,000 at September 30, 1995, an increase of $11,445,000 from the December 31, 1994 total of $301,686,000. Earning assets increased during the first nine months of 1995 from $269,108,000 at December 31, 1994 to $286,255,000 at September 30, 1995. An increase in other borrowed funds reflects an advance of $4,410,000 to support other lending opportunities.

INVESTMENTS

     The Company's total securities portfolio decreased during the nine months ended September 30, 1995 from $102,995,000 at December 31, 1994 to $93,131,000.
The total securities portfolio at September 30, 1995 included securities with an aggregate market value of $63,422,000 classified by management as "available for sale." At December 31, 1994, securities available for sale totaled $75,808,000. The net unrealized loss on securities available for sale decreased from $2,628,000 at December 31, 1994 to $431,000 at September 30, 1995. Securities classified as "held to maturity" totaled $29,709,000 at September 30, 1995, compared to $27,187,000 at December 31, 1994.

     During the nine months ended September 30, 1995, the Company had purchases of securities totaling $7,013,000 and sales totaling $4,723,000. The decrease in the total securities portfolio since December 31, 1994 was due primarily to maturing investments totaling $11,808,000. Proceeds from these maturing investments were used primarily to fund growth in the loan portfolio.

LOANS

     Loans, net of unearned income, increased $25,256,000 since December 31, 1994 to $188,235,000 at September 30, 1995. The greater loan demand was funded primarily by proceeds from maturing investments, a Federal Home Loan Bank of Atlanta advance of $4,410,000 and an increase in deposits.

     Business loans reflected the largest growth during the nine months ended September 30, 1995, increasing $14,950,000, from $48,777,000 at December 31,
1994 to $63,727,000 at September 30, 1995. The growth in the volume of business loans was due primarily to an increase in loan demand from the timber industry and the closing of a Montgomery, Alabama bank which enabled the Bank to extend its lending area.

     Personal loans increased $6,432,000, from $59,751,000 at December 31, 1994 to $66,173,000 at September 30, 1995. The growth in volume of personal loans was due primarily to an increase of approximately $3,000,000 in automobile financing and an increase of approximately $1,000,000 in other unsecured loans.

     Real estate loans increased $3,874,000 since year end 1994 to $56,592,000 at September 30, 1995. Since December 31, 1994, real estate construction loans increased $539,000 to $2,995,000 at September 30, 1995, while residential loans increased $2,290,000 to $28,844,000 at September 30, 1995. Credit line loans, primarily home equity lines of credit, grew $214,000, from $2,633,000 at December 31, 1994 to $2,847,000 at September 30, 1995.

     Overdrafts on demand deposit accounts decreased $273,000 since December 31, 1994 to $323,000 at September 30, 1995.

ALLOWANCE FOR LOAN LOSSES

     In making loans, the Company recognizes the fact that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the credit-worthiness of the borrower over the term of the loan, and, in the case of a secured loan, the quality of the security for the loan. The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the Company's loan portfolio.

     Management's determination of the adequacy of the allowance is based, among other things, on estimates of the historical loan loss experience, evaluation of economic conditions in general and in various sectors of the Company's customer base, periodic reviews of loan portfolio quality by the Company's personnel, and other relevant factors. General reserves will be provided for loans where the ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due, structurally deficient or economically depreciating, and considering the net realizable value of the security of the loan or guarantees, if applicable. Management continues to monitor the Company's asset quality and will charge off loans against the allowance for loan losses when appropriate or provide specific loss reserves when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used to make the initial determinations. In addition, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to increase significantly its allowance for loan losses, thereby negatively impacting the Company's financial condition and earnings.

     The allowance for loan losses at September 30, 1995 was $2,086,000, compared to $2,040,000 at December 31, 1994. The ratio of allowance to total loans at September 30, 1995 was 1.11% and was 1.25% at December 31, 1994. At its current level, the allowance for loan losses exceeds the minimum required by regulatory authorities. The amount of loans determined by management that require special attention due to potential weaknesses increased from $6,500,000 at December 31, 1994 to $7,000,000 at September 30, 1995. Non-accruing loans increased $519,000 from $1,348,000 at December 31, 1994 to $1,867,000 at
September 30, 1995. The increase was due primarily to one line of credit totaling approximately $1,000,000 which was placed on non-accrual status during the first quarter of 1995 and a second line of credit totaling approximately $500,000 which was placed on non-accrual status during the second quarter of 1995. The Small Business Administration, however, guarantees approximately 80% of the first line of credit. The resulting ratio of the allowance for loan losses to non-accruing loans at September 30, 1995 was 111.7% compared to 151.3% at December 31, 1994. See "-- Impact of New Accounting Standards" below.

DEPOSITS

     Total deposits of the Company increased $5,445,000 since December 31, 1994 to $269,066,000 at September 30, 1995. Total interest-bearing deposits of the Company increased $9,452,000 during the nine months ended September 30, 1995 to $225,339,000 at September 30, 1995. This increase appears to be primarily the result of a shift in funds as non-interest bearing deposits decreased $4,007,000 since December 31, 1994 to $43,727,000 at September 30, 1995. Time deposits increased $17,812,000 during the nine months ended September 30, 1995 to $133,446,000 at September 30, 1995. Regular savings deposits decreased from $31,658,000 at year end 1994 to $29,721,000 at September 30, 1995. Interest-
bearing demand accounts decreased $6,521,000 during the nine months ended September 30, 1995 to $62,172,000 at September 30, 1995.

STOCKHOLDERS' EQUITY

     Total stockholders' equity at September 30, 1995 was $30,659,000, compared to $27,630,000 at December 31, 1994. Undistributed earnings of the Company through September 30, 1995 contributed $566,000 to stockholders' equity. A decrease in the unrealized loss on securities available for sale, net of the income tax effect, from $2,628,000 at year end 1994 to $431,000 at September 30, 1995 added $2,197,000 to stockholders' equity.

     Risk-based capital regulations require all bank holding companies and banks to achieve and maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of Tier 1, or core, capital (consisting of stockholders' equity less goodwill). The following table indicates that the Company's Tier 1 capital ratio and total capital ratio at September 30, 1995 were 14.6% and 16.6%, respectively. The Company maintained, at September 30, 1995, a leverage ratio of Tier 1 capital to total assets of 8.98%, compared to the minimum regulatory requirement of 3.00% required of the strongest companies and banks. All other companies and banks are expected to maintain a ratio of 1% to 2% above the state minimum of 3.00%. In addition, the table indicates that the Bank's ratios also well-exceed the minimum requirements of the regulations.


      RISK-BASED CAPITAL RATIOS & LEVERAGE RATIOS AS OF SEPTEMBER 30, 1995


                                       The Company         The Bank
                                     ----------------  ----------------
                                           (Dollars in thousands)

RISK-BASED CAPITAL RATIOS
Tier 1 Capital.....................  $ 27,119  14.68%  $ 29,708  16.09%
Tier 1 Capital - Minimum Required..     7,388   4.00      7,386   4.00
                                     --------  -----   --------  -----
Excess.............................  $ 19,731  10.68%  $ 22,322  12.09%
                                     ========  =====   ========  =====

Total Capital......................  $ 30,659  16.60%  $ 30,886  16.73%
Total Capital - Minimum Required...    14,775   8.00     14,772   8.00
                                     --------  -----   --------  -----
Excess.............................  $ 15,884   8.60%  $ 16,114   8.73%
                                     ========  =====   ========  =====

Net risk-weighted assets...........  $184,692          $184,648
                                     ========          ========

LEVERAGE RATIOS
Total Tier 1 Capital...............  $ 27,119   8.98%  $ 29,708   9.89%
Minimum Leverage Requirement.......     9,056   3.00      9,009   3.00
                                     --------  -----   --------  -----
Excess.............................  $ 18,063   5.98%  $ 20,699   6.89%
                                     ========  =====   ========  =====

Average Total Assets,
  net of all goodwill..............  $301,866          $300,302
                                     ========          ========


                             RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1994

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

          Interest income for the third quarter of 1995 was $6,291,000, compared to $4,976,000 for the same quarter of 1994. Average earning assets grew from $261,542,000 for the third quarter of 1994 to $277,713,000 for the third quarter of 1995.

          The average volume of the Company's securities portfolio, including securities classified as available for sale, decreased from $108,288,000 at September 30, 1994 to $92,208,000 at September 30, 1995. Funds from maturing investments were reinvested primarily in higher yielding loans. Interest income on securities reflected a decrease of $156,000. Between the quarters, however, average yields increased from 5.29% to 5.54%.

          Interest income on loans for the third quarter of 1995 totaled $4,893,000, compared to interest income on loans for the third quarter of 1994 of $3,506,000. Stronger loan demand occurring between the quarters increased the average volume of loans for the third quarter of 1995 to $177,594,000 from the 1994 third quarter average of $147,407,000. Average yields on loans increased between the quarters from 9.51% to 11.02%.

          Interest income from business loans totaled $1,636,000 for the quarter ended September 30, 1995, compared to $972,000 for the quarter ended September 30, 1994. This increase was the result of both an increase in volume and interest rates. The average volume of business loans increased $4,620,000 between the quarters, while yields increased from 10.50% to 11.73%.

          Personal loan interest income increased from $1,457,000 for the quarter ended September 30, 1994 to $1,757,000 for the same quarter in 1995. Growth in automobile financing was primarily responsible for an increase in the average volume of personal loans from $55,194,000 for the third quarter of 1994 to $65,151,000 for the third quarter of 1995. Yields on personal loans increased between the quarters, from 9.23% to 10.79%.

          An increase in the average volume of real estate loans from $44,260,000 for the quarter ended September 30, 1994 to $54,060,000 for the quarter ended September 30, 1995, coupled with an increase in yields from 8.87% to 10.09% during the same period, caused interest income on real estate loans to grow from $981,000 to $1,364,000.

          Interest expense on deposits for the third quarter of 1995 was $2,713,000, compared to $2,098,000 for the same period in 1994. The average volume of interest bearing deposits increased $14,054,000 to $225,390,000 between the quarters. The increase appears to be primarily the result of a continued shift in funds from non-interest bearing deposits into interest bearing deposit accounts. An increase in the average cost of the deposits from 4.05% for the third quarter of 1994 to 4.91% for the third quarter of 1995 also contributed to the higher interest expense on deposits.

          The resulting net interest income for the quarter ended September 30, 1995 was $3,523,000, compared to $2,838,000 for the same quarter in 1994.

          The provision for loan losses replaces reductions to the allowance for loan losses caused by actual charge-offs and to establish adequate reserves for the growth of the loan portfolio. The Company's provision for loan losses for the quarter ended September 30, 1995 was $345,000, compared to $88,000 for the same quarter in 1994. See "-- Financial Condition -- Allowance for Loan Losses" above.

          Non-interest income for the third quarter of 1995, excluding gains on the sale of investment securities, totaled $805,000, compared to $732,000 in 1994. Quarterly income from deposit service charges increased $21,000 from $546,000 for the third quarter of 1994 to $567,000 for the same quarter of 1995. Credit life commissions for the third quarter of 1995 declined $27,000 compared to the third quarter of 1994, although loan volume increased. Credit life commissions through September 30, 1995 totaled $22,000, compared to $49,000 through September 30, 1994.

          During the quarter ended September 30, 1995, gains recognized on the sale of investment securities were $5,000. For the quarter ended September 30, 1994, the Company recorded gains on the sale of investment securities of $58,000.

          Non-interest expenses increased $27,000, from $2,633,000 for the third quarter of 1994 to $2,660,000 for the third quarter of 1995. Computer expense increased from $56,000 for the quarter ended September 30, 1994 to $84,000 for the same quarter in 1995. This increase was primarily due to lease payments on new computer equipment installed during the third quarter of 1994. In addition, the expense of automation hardware and software decreased $4,000, from $38,000 at September 30, 1994 to $34,000 at September 30, 1995.

          Income before taxes for the quarter ended September 30, 1995 was $1,328,000, compared to $907,000 for the quarter ended September 30, 1994. The income tax provision for the third quarter of 1995 increased $241,000 to $505,000, compared to $264,000 for the same quarter of 1994. The resulting net income for the third quarter of 1995 totaled $823,000, compared to $643,000 for the same quarter in 1994. Income per share for the three months ended September 30, 1995 was $.48 compared to $.37 (as restated to give recognition to the two-for-one stock split) for the three months ended September 30, 1994.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1994

          Interest income for the nine months ended September 30, 1995 totaled $17,757,000, compared to $14,178,000 for the nine months ended September 30, 1994. The increase of $3,579,000 was due to increased loan volume, which was funded primarily through a decrease in investment securities.

          Interest income and dividends on the Company's investment securities for the nine months ended September 30, 1995 were $4,142,000, compared to $4,392,000 for the same nine month period in 1994. Average yields on investment securities increased from 5.21% at September 30, 1994 to 5.65% at September 30, 1995.

          Interest and fee income on the Company's loans grew from $9,655,000 for the nine months ended September 30, 1994 to $13,371,000 for the same period in 1995. Through September 30, 1995, average volume of loans was $171,770,000. The average yields on loans increased from 9.01% at September 30, 1994 to 10.38% at September 30, 1995.

          Interest expense on deposits through September 30, 1995 totaled $7,941,000, compared to $5,751,000 through September 30, 1994. The average volume of interest-bearing deposits increased from $187,494,000 for the nine months ended September 30, 1994 to $222,903,000 for the nine months ended September 30, 1995. The average cost of the Company's deposits increased from 3.68% through September 30, 1994 to 4.80% through September 30, 1995.

          The resulting net interest income for the nine months ended September 30, 1995 was $9,676,000 compared to $8,334,000 for the nine months ended September 30, 1994.

          For the nine months ended September 30, 1995, the provision for loan losses totaled $653,000, compared to $260,000 for the same period in 1994. See "-- Financial Condition -- Allowance for Loan Losses" above.

          For the nine months ended September 30, 1995, non-interest income, excluding gains on the sale of securities, increased $212,000 from $2,221,000 for the nine months ended September 30, 1994 to $2,433,000 for the nine months ended September 30, 1995. In 1995, an increase of $130,000 was noted in deposit service charges. Also in 1995, the Company recorded additional fee income of $87,000 from the accounts receivable financing program and $49,000 from the recovery of principal and interest on previously charged-off bonds, which were in default.

          Non-interest expense through September 30, 1995 totaled $8,154,000, an increase of $207,000 from last year. The increase was primarily due to increases in salaries and employee benefits of $253,000 due to cost of living increases and a slight increase in personnel due to the opening of a new branch.

          Income before taxes for the nine months ended September 30, 1995 totaled $3,329,000, compared to $2,482,000 for the same period in 1994. The 1995 income tax provision was $1,044,000, compared to $734,000 in 1994 due to increased income. The resulting net income through September 30, 1995 of $2,285,000 was $537,000 more than the nine months ended September 30, 1994 net income of $1,748,000. Income per share increased from $1.00 to $1.32.

                       IMPACT OF NEW ACCOUNTING STANDARDS

ACCOUNTING FOR LONG-LIVED ASSETS

          In March 1995, the Financial Standards Board issued Statement of Financial Accounting Standards ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by the entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset, an impairment loss is recognized. This statement also requires that long-lived assets and certain intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. Management believes that the adoption of SFAS No. 121 will not have a material impact on the Company's financial statements.

ACCOUNTING FOR IMPAIRED LOANS

          The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition Disclosure," on January 1, 1995. Under the new standards, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The adoption of SFAS 114 and 118 resulted in no additional provision for credit losses, at January 1, 1995.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

          From time to time, the Company and the Bank are parties to various legal proceedings incident to their businesses. Management is not aware of any legal proceedings to which the Company or the Bank is a party, or to which any of their property is subject, which may result in a material loss, except as follows:

          Betty Lou Tice v. Houghton Smith, et al, Circuit Court of Montgomery County, Alabama, Civil Action No. CV-94-892. The summons and complaint in this case were originally served on the Bank on May 17, 1994. The suit sought unspecified damages against numerous parties, alleging that the plaintiff purchased property on which the parties knew there was environmental contamination. The allegations against the Bank are based on the actions of the Bank in its capacity as Trustee of two testamentary trusts. Gary Pierson, Trust Officer of the Bank, is also a named Defendant. The Bank and Pierson deny any knowledge of any contamination, and filed a motion for summary judgment. While that motion was pending, the plaintiff on or about June 16, 1995, amended the complaint seeking compensatory and punitive damages of $5 million against all Defendants, based generally on the allegations that the Bank and Pierson were involved in a trailer park development on property belonging to the Trusts, and that Defendants failed to reveal facts relating to environmental contamination on an adjacent site. The case has not been consolidated with other cases in the Circuit Court of Montgomery County, Alabama, relating to the alleged environmental contamination. On October 30, 1995, the Circuit Court granted the motion for summary judgment as to both the Bank and Pierson. It is not clear whether the plaintiff will appeal.

          John D. Swanson v. The Peoples Bank and Trust of Selma, United States District Court for the Middle District of Alabama, Northern Division, Civil Action No. CV-95-A-78-N. This case was originally filed in the Middle District of Alabama on January 30, 1995, was subsequently transferred to the Southern District of Alabama. The plaintiff alleges that he was subject to harassment by his supervisors and forced to resign from his job. The suit claims damages in unspecified amounts for alleged violations of the Age Discrimination of Employment Act, alleged intentional and/or reckless conduct causing emotional distress, and alleged intent to deny plaintiff the opportunity to fully vest in the pension/retirement program of the Bank resulting in a violation of the Employment Retirement Income Security Act. The Bank denies the allegations of the complaint. A motion for summary judgment has recently been filed on behalf of the Bank.

          Lelon Roy Godwin and Mark N. Godwin v. Peoples Bank and Trust Co., et al, Circuit Court of Autauga County, Alabama, Case No. CV-95-214-D. This case was filed on October 17, 1995. The complaint is based on alleged violations of Alabama law relating to collateral protection insurance placed on the plaintiff's truck. The complaint includes counts for fraud, breach of fiduciary duty, as well as other counts. The complaint seeks compensatory and punitive damages in an unspecified amount. The complaint also seeks class action status for all individuals against whom charges have been made for the purchase of collateral protection insurance. The Bank denies the allegations of the complaint and denies that class action certification is appropriate.

          William L. Ammons, d/b/a Ammons Construction Company v. Peoples Bank & Trust Co., Circuit Court of Dallas County, Alabama, Case No. CV-95-295. This case was filed on October 18, 1995. The plaintiff, a contractor, was constructing a house for a customer of the Bank who had borrowed construction monies for that purpose. The Bank customer sued the contractor, alleging that he failed to complete the construction. The contractor now brings this action contending that the Bank owes funds for the construction to him as a third party beneficiary. The plaintiff further alleges misrepresentation by the Bank and seeks unspecified compensatory and punitive damages. The Bank denies the allegations of the complaint.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

     Exhibit 27   -  Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       The Peoples BancTrust Company, Inc.
                                       -----------------------------------------
                                                     (Registrant)



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


DATE:  November 14, 1995