Form 10-K
period 1995-12-31
PEOPLES BANCTRUST CO INC
filed 1996-04-12
CIK 762128

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995


                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________________ to ________________

Commission file number      0-13653
                      -----------------

                      THE PEOPLES BANCTRUST COMPANY, INC.
                      -----------------------------------
            (Exact name of registrant as specified in its charter)

           Alabama                                         63-0896239
- -----------------------------------              -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                   or No.)

310 Broad Street, Selma, Alabama                         36701
- -----------------------------------------        ----------------
(Address of principal executive offices)             (Zip Code)


     Registrant's telephone number, including area code:  (334) 875-1000.

      Securities registered pursuant to Section 12(b) of the Act:  None.

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.10 per share
                    --------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES  X   NO_____
                                         -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The registrant's voting stock is traded on the NASDAQ SmallCap Market. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price ($25.00 per share) at which the stock was sold on March 20, 1996, was approximately $3,216,075. For purposes of this calculation, the term "affiliate" refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant's Common Stock.

As of the close of business on March 20, 1996, 1,693,694 shares of the registrant's Common Stock were outstanding.

                      Documents Incorporated By Reference
Part II:
Annual Report to Stockholders for the year ended December 31, 1995.

Part III:
Portions of the definitive proxy statement for the Annual Meeting of the Shareholders to be held on April 9, 1996.

                                    PART I
ITEM 1.  BUSINESS

THE PEOPLES BANCTRUST COMPANY, INC. AND THE PEOPLES BANK AND TRUST COMPANY

     The Peoples BancTrust Company, Inc. ("BancTrust") is a bank holding company incorporated under the laws of the State of Alabama in April 1984. BancTrust is registered under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). BancTrust is the holding company for The Peoples Bank and Trust Company ("Peoples Bank"), which was chartered by the State of Alabama in 1902 and acquired by BancTrust in April 1985.

     BancTrust and Peoples Bank are headquartered in Selma, Alabama. Peoples Bank conducts a general commercial and full-service retail banking business in Dallas, Autauga and Butler counties and surrounding areas of Alabama. In addition, Peoples Bank offers trust and financial management services. Peoples Bank provides banking services to individuals, corporations and others. Peoples Bank's services also include the sale of traveler's checks, the rental of safe deposit facilities, collection of domestic and foreign items, issuance of cashier's checks and money orders, 24-hour Automated Teller Machine ("ATM") service, bank by mail and night depository and other customary banking services. Peoples Bank makes commercial, personal, construction and real estate loans and accepts both demand and time deposits. Peoples Bank offers a wide variety of other financial products through its brokerage department and insurance agency.

     Peoples Bank is a member of the Federal Deposit Insurance Corporation ("FDIC"), and its deposit accounts are insured by the Bank Insurance Fund ("BIF") to a maximum of $100,000 for each insured depositor. Peoples Bank is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "FRB") and the State Banking Department of the State of Alabama (the "Banking Department"). There are also various requirements and restrictions under the laws of the United States of America and the State of Alabama which affect the operations of Peoples Bank. These laws include usury requirements, restrictions relating to investments and other requirements. See "Regulation, Supervision and Governmental Policy."

     BancTrust's executive offices and the main office of Peoples Bank are located at 310 Broad Street, Selma, Alabama 36701. Peoples Bank also operates four branches in Selma, four branches in Prattville, two branches in Greenville and one branch in each of Plantersville, Georgiana and McKenzie, Alabama. BancTrust's telephone number is (334) 875-1000.

LENDING ACTIVITIES

     Loan Composition.  The following table sets forth, in dollar amounts and in
     ----------------
percentages, a five-year comparison of major categories of BancTrust's loans.

                                                             At December 31
                                            ------------------------------------------------
                                              1995      1994      1993      1992      1991
                                            --------  --------  --------  --------  --------
                                                             (In thousands)
Commercial and industrial.................  $ 61,984  $ 48,829  $ 42,006  $ 37,039  $ 40,270
Real estate - mortgage(1).................    57,359    50,092    43,685    38,141    38,133
Personal..................................    71,695    66,170    51,299    38,465    38,827
Overdrafts and credit line................     5,090     4,365     4,929     3,514     2,719
                                            --------  --------  --------  --------  --------
  Total loans.............................  $196,128  $169,456  $141,919  $117,159  $119,949
                                            ========  ========  ========  ========  ========
Less:
  Unearned discount.......................  $  4,996  $  6,478  $  4,943  $  3,907  $  4,628
  Allowance for loan losses...............     2,005     2,039     2,205     1,898     1,264
                                            --------  --------  --------  --------  --------
    Total loans, net......................  $189,127  $160,939  $134,771  $111,354  $114,057
                                            ========  ========  ========  ========  ========

- -----------------------------------------
(1)  Includes real estate-construction loans.

     The above loans include agricultural loans totaling approximately $15.6 million, $13.6 million, $7.9 million, $7.2 million and $8.7 million at December 31, 1995, 1994, 1993, 1992 and 1991, respectively. See Note 6 of Notes to Consolidated Financial Statements in BancTrust's Annual Report to Stockholders for the year ended December 31, 1995 which is incorporated herein by reference.

     Loan Maturities.  The following table reflects at December 31, 1995 the
     ---------------
dollar amount of loans maturing or subject to rate adjustment based on their contractual terms to maturity. Loans with fixed rates are reflected based upon the contractual repayment schedule while loans with variable interest rates are reflected based upon the contractual repayment schedule up to the contractual rate adjustment date. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity are reported as due within three months.

                                                                One -         After
                                     0-3 Months  4-12 Months  Five Years     Five Years     Total
                                     ----------  -----------  ----------     ----------     -----
                                                              (In Thousands)
Commercial and industrial..........   $  45,991   $   5,864    $   6,634     $  3,495      $  61,984
Real estate-mortgage (1)...........      20,941      11,841       17,923        6,654         57,359
Personal, overdrafts and...........      15,547      20,318       40,831           89         76,785
  credit lines.....................
                                      --------    --------     --------      --------      --------
                                      $  82,479   $  38,023    $  65,388     $  10,238     $ 196,128
                                      =========   =========    =========     =========     =========

Loans with fixed interest
  rates............................   $  32,728   $  25,118    $  47,810     $   8,028     $ 113,684
Loans with variable
  interest rates...................      49,751      12,905       17,578         2,210        82,444
                                      ---------   ---------    ---------     ---------     ---------
                                      $  82,479   $  38,023    $  65,388     $  10,238     $ 196,128
                                      =========   =========    =========     =========     ========

____________________________
(1) Includes real estate-construction loans of $3,136,000, all of which mature within one year.

     Notes 1 and 6 of Notes to Consolidated Financial Statements in BancTrust's Annual Report to Stockholders for the year ended December 31, 1995 (Exhibit No.
13) are incorporated herein by reference.

     Commercial and Industrial Loans.  BancTrust's primary lending activity
     -------------------------------
consists of the origination of commercial and industrial loans. Such loans are generally originated in BancTrust's primary lending area. BancTrust's commercial and industrial loans are made for a variety of business purposes, including working capital, inventory and equipment and capital expansion. At December 31, 1995, commercial and industrial loans outstanding totaled $61.9 million, or 32.7% of BancTrust's total net loan portfolio. The terms for commercial and industrial loans are generally less than one year. Commercial and industrial loan applications must be supported by current financial information on the borrower and, where appropriate, by adequate collateral. Approval of the loans is subject to the borrower qualifying for the loan under BancTrust's underwriting standards. These types of loans are generally considered to be a higher credit risk than other loans originated by BancTrust.

     Real Estate Mortgage Loans.  BancTrust also originates one-to-four family,
     --------------------------
owner-occupied residential mortgage loans secured by property located in BancTrust's primary market area. The majority of BancTrust's residential mortgage loans consists of loans secured by owner-occupied, single-family residences. At December 31, 1995, BancTrust had $57.4 million, or 30.3% of its total net loan portfolio, in real estate mortgage loans.

     Personal Loans.  At December 31, 1995, BancTrust's personal loan portfolio
     --------------
totaled $76.8 million, or 40.6% of BancTrust's total net loan portfolio. BancTrust's personal loan portfolio is comprised of automobile loans (including automobile loans requested by dealers), home improvement loans, unsecured personal notes, mobile home loans, boat loans, credit card loans, and loans secured by savings deposits. Although personal loans tend to have a higher risk of default than other loans, management believes that its loan loss experience with its personal loan portfolio is favorable. However, the performance of such loans will be affected by the local economy.

     Lending Limits.  BancTrust's limit for unsecured loans to individual
     --------------
customers is 10% of the capital accounts of BancTrust. The limit for unsecured and secured loans combined to individual customers is 20% of the capital accounts of BancTrust, subject to certain terms and conditions. For customers desiring loans in excess of BancTrust's lending limits, BancTrust may loan on a participation basis, with its correspondent banks taking the amount of the loan in excess of BancTrust's lending limits. In other cases, BancTrust may refer such borrowers to larger banks or other lending institutions.

     Nonaccrual, Past Due, Restructured and Potential Problem Loans.  BancTrust
     --------------------------------------------------------------
classifies its problem loans into four categories: non-accrual loans, past-due loans, restructured loans, and potential problem loans. At December 31, 1995, there were no material amounts of potential problem loans which were not included in the other three categories of problem loans.

     When management determines that a loan no longer meets the criteria for performing loans and that collection of interest appears doubtful, the loan is placed on nonaccrual status. All loans which are 90 days past due are considered nonaccrual, unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Management closely monitors all loans which are contractually 90 days past due, restructured or on nonaccrual status. These loans are summarized as follows:

                                                                       At December 31,
                                                   ----------------------------------------------------
                                                     1995       1994       1993       1992       1991
                                                   --------   --------   --------   --------   --------
                                                                      (In thousands)
Loans accounted for on a
  nonaccrual basis...............................  $   1,503  $   1,348  $   2,055  $   2,851  $  3,616
Accruing loans which are contractually
  past due 90 days or more as to
  interest or principal payments.................         --         --         71         --        --
Accruing loans, the terms of which have
  been restructured to provide a reduction
  or deferral of interest or principal
  because of a deterioration in the financial
  position of the borrower.......................        301        275        295        338       441
The gross interest income that would
  have been recorded in the period then
  ended if the nonaccrual and restructured
  loans had been current in accordance with
  their original terms and had been outstanding
  through the period or since origination, if
  held for part of the period....................         96         72        131        164       419
The amount of interest income on nonaccrual
  and restructured loans that was included
  in net income for the period...................         36         21         34         27        46

     Management of BancTrust has identified certain loans aggregating approximately $6,700,000 at December 31, 1995 (including loans identified in the above table) which it has determined require special attention due to potential weaknesses. The largest five loans aggregated approximately $3,337,664 and ranged in size from $307,500 to $1,505,881. No other loan exceeded $227,189.
It is management's opinion that the allowance for loan losses (see below) is adequate to absorb potential losses related to such loans. Aggressive efforts continue to reduce principal, secure additional collateral and improve the overall payment status of these loans.

     The following table sets forth BancTrust's potential problem loans at December 31, 1995 by loan category and the amount and type of collateral securing such loans.

Loan Category/Collateral                            Amount
- ------------------------                            ------
                                                (In thousands)
Commercial and Industrial:
  Collateralized by Real Estate................$     3,297
  Collateralized by Other (1)..................      2,211
  Unsecured....................................        143
                                                  --------
                                                     5,651
                                                  --------

Real Estate-Mortgage
Personal:
  Collateralized by Real Estate................      1,009
  Collateralized by Other......................          0
  Unsecured....................................         40
                                                  --------
                                                     1,049
                                                  --------
    Total......................................$     6,700
                                                  ========

_________________
(1) Includes approximately $2,167,000 of loans collateralized by accounts receivable, inventory, furniture and fixtures and automobile dealer floor plans.

Loan Loss Experience.  Notes 1 and 6 of Notes to Consolidated Financial
- --------------------
Statements contained in BancTrust's Annual Report to Stockholders for the year ended December 31, 1995 (Exhibit No. 13) is incorporated herein by reference.

     The allowance for possible loan losses at BancTrust is maintained at a level which, in management's opinion, is adequate to absorb all potential losses on loans then present in the loan portfolio. The amount of the allowance is affected by: (1) loan charge-offs, which decrease the allowance; (2) recoveries on loans previously charged-off, which increase the allowance; and (3) the provision of possible loan losses charged to income, which increase the allowance. In determining the provision for possible loan losses, it is necessary for management to monitor fluctuations in the allowance resulting from actual charge-offs and recoveries, and to periodically review the size and composition of the loan portfolio in light of current and anticipated economic conditions in an effort to evaluate portfolio risks. Ultimately, the amount of the provision is that amount sufficient to maintain the allowance at a level which reflects management's judgment of those risks.

     The following is a summary of activity in the allowance for loan losses for the periods:


                                                            Year Ended December 31,
                                        ------------------------------------------------------------
                                         1995          1994         1993        1992          1991
                                        ------        ------       -------     -------       -------

Balance at beginning of year..........  $2,039,578   $2,204,807   $1,897,695   $ 1,264,191   $1,290,323

Charge-offs:
  Commercial and industrial...........     388,115      184,455      440,911       558,946      727,251
  Real estate-mortgage (1)............      20,300       34,256       10,413        57,855      123,715
  Personal............................   1,198,805      906,959      932,071       997,806      977,635
  Overdraft and credit line...........      14,226       22,302       27,045        37,277        7,814
                                        ----------   ----------   ----------    ----------   ----------
    Total charge-offs.................   1,621,446    1,147,972    1,410,440     1,651,884    1,836,415

Recoveries:
  Commercial and industrial...........      51,359      113,259      395,319     1,002,883      263,197
  Real estate-mortgage................      20,763       21,747      105,989       124,874      166,920
  Personal............................     665,065      495,000      529,529       421,811      431,478
  Overdraft and credit line...........       1,571        4,737       15,023        10,988        1,688
                                        ----------   ----------   ----------    ----------   ----------
    Total recoveries..................     738,758      634,743    1,045,860     1,560,556      863,283

Net charge-offs.......................   ( 882,688)    (513,229)    (364,580)      (91,328)    (973,132)
Additions charged to operations.......     848,001      348,000      483,605       724,832      947,000
Addition due to acquisition...........          --           --      188,087            --           --
                                        ----------   ----------   ----------    ----------   ----------
Balance at end of year................  $2,004,891   $2,039,578   $2,204,807    $1,897,695   $1,264,191
                                        ==========   ==========   ==========    ==========   ==========

Ratio of net charge-offs to average
  loans outstanding, net of unearned
  discount, during the period.........          46%  .       32%         .28%          .08%         .79%
                                        ==========   ==========   ==========    ==========   ==========

________________
(1) Includes real estate-construction loans.


     The following table presents an allocation of BancTrust's allowance for loan losses at the dates indicated:

                                                                         At December 31,
                                              --------------------------------------------------------------------------------
                                                   1995             1994            1993            1992             1991
                                              --------------   --------------  --------------  --------------  ---------------
                                               %      Amount    %      Amount   %      Amount   %      Amount    %      Amount
                                              ----    ------   ----    ------  ----    ------  ----    ------  -----    ------

Commercial and industrial..................    38%    $  762     40%   $  816    42%   $  926    47%   $  892     48%   $  607
Real estate-mortgage (1)...................    18        361     15%      307    31%      684    28%      532     15%      190
Personal...................................    42        842     43%      877    25%      551    23%      436     35%      442
Overdraft and credit line..                     2         40      2        40     2%       44     2%       38      2%       25
                                              ---    ------     ---    ------   ---    ------   ---    ------    ---    ------
  Total Allowance..........................   100%   $2,005     100%   $2,040   100%   $2,205   100%   $1,898    100%   $1,264
                                                     ======     ===    ======   ===    ======   ===    ======    ===    ======

___________________________________________
(1)  Includes real estate-construction loans.

INVESTMENT ACTIVITIES

   Securities by Category.  The following table sets forth the amount of
   ----------------------
securities by major categories held by BancTrust at December 31, 1995, 1994 and 1993.


                                                                      At December 31,
                                                             ---------------------------------
Investment Securities                                         1995          1994         1993
- ---------------------                                        ------        ------       ------
                                                                       (In thousands)
U.S. Treasury, U.S. Agencies and corporations..............  $   --        $23,949      $11,642
Obligations of states and political
  subdivisions.............................................      --          2,151        3,735
Corporate and other securities.............................      --          1,087           --
                                                             -------       -------      -------
                                                             $   --        $27,187      $15,377
                                                             =======       =======      =======

There were no investment securities at December 31, 1995.

                                                                      At December 31,
                                                             ---------------------------------
Securities Available for Sale                                 1995          1994         1993
- -----------------------------                                -----         -------      ------
                                                                        (In thousands)
U.S. Treasury, U.S. Agencies and corporations..............  $56,888       $60,882      $78,974
Obligations of states and political
  subdivisions.............................................    2,875         1,680        2,862
Corporate and other securities.............................   37,824        13,246       15,111
                                                             -------       -------      -------
                                                             $97,587       $75,808      $96,947
                                                             =======       =======      =======

     Corporate and other securities as of December 31, 1995, were comprised of the following:

                                                    Securities
                                                    Available
                                                     For Sale
                                                    ----------
    Corporate notes.................................   $10,610
    Collateralized mortgage obligations.............    21,264
    Mortgage backed securities......................     3,349
    Mutual funds....................................     1,376
    Common stock....................................     1,225
                                                       -------
                                                       $37,824
                                                       =======

     All rated corporate notes are in the A1 to AAA range. One non-rated security, an in-state general obligation bond, was issued by a public utility company. All collateralized mortgage obligations are either guaranteed by the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation or have AAA ratings. Common stock holdings include investments in the Federal Reserve Bank, Federal Home Loan Bank and another local bank, which is closely monitored by management.

     Management considers all of the above securities to have a relatively low level of risk.

     For information regarding the amortized cost and approximate market value of securities at December 31, 1995, 1994 and 1993, see Note 5 of Notes to Consolidated Financial Statements contained in BancTrust's Annual Report to Stockholders for the year ended December 31, 1995 (Exhibit No. 13) which is incorporated herein by reference.

     Maturity Distributions of Securities.  The following table sets forth the
     ------------------------------------
distributions of maturities of securities at amortized cost as of December 31, 1995.

                                                           Maturity (in years)                                No Specific
                                 ----------------------------------------------------------------------------------------
                                 0-3 Months       4-12 Months      Over 1 to 5     Over 5 to 10      Over 10     Due Date
                                 ----------       -----------      -----------     ------------      -------     --------
                                                          (Dollars in thousands)
U.S. Treasury, U.S.
  agencies and corps                 $5,940          $17,650        $ 30,050       $  3,200
Obligations of states and
  political subdivisions......            0              450           1,190            895          $   330
Corporate and other
  securities..................        1,000            1,673          11,275          1,511           20,160     $  2,600
                                     ------          -------        --------       --------          -------     --------
Total.........................       $6,940          $19,773        $ 42,515       $  5,606          $20,490     $  2,600
                                     ======          =======        ========       ========          =======     ========
Weighted Average
  Yield (%)(1)................         5.21%            4.97%           5.71%          5.84%            6.13%        6.23%
                                     ======          =======        ========       ========          =======     ========

__________________
(1) Yields on tax-exempt obligations have been computed on a tax-equivalent basis using an incremental rate of 34%.


          Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For information regarding the amortized cost and approximate market value of securities at December 31, 1995, by contractual maturity, see Note 5 of Notes to Consolidated Financial Statements contained in BancTrust's Annual Report to Stockholders for the year ended December 31, 1995 (Exhibit No. 13) which is incorporated herein by reference.

          On January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). SFAS 115 modifies accounting principles for accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. SFAS 115 requires that those investments be classified as either held-to-maturity, trading or available-for-sale securities. Debt securities that BancTrust has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. At December 31, 1995, securities available-for-sale had a net unrealized loss of $222,000 (net of tax benefits of $115,000).

     DEPOSITS

          Deposits are the primary source of funds for BancTrust. BancTrust's deposits consist of checking accounts, regular savings deposits, NOW accounts, Money Market Accounts, market rate Certificates of Deposit and Jumbo Certificates of Deposit. Deposits are attracted from individuals, partnerships and corporations in BancTrust's market area. In addition, BancTrust obtains deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions. BancTrust does not accept brokered deposits. As of December 31, 1995, BancTrust's total deposits were $272.8 million.

     The following table indicates the amount of BancTrust's certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of December 31, 1995.

                                              Certificates  Other Time
        Maturity Period                       of Deposits   Deposits
        ---------------                       ------------  --------
                                                  (In thousands)
        Three months or less.................  $11,447       $ 7,545
        Over three through six months........    4,011         4,631
        Over six through twelve months.......    2,392          ---
        Over twelve months...................    1,234          ---
                                               -------       -------
          Total..............................  $19,084       $12,176
                                               =======       =======

     The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated.

                                                                     Year Ended December 31,
                                        -------------------------------------------------------------------------
                                               1995                       1994                        1993
                                        ------------------         ------------------          ------------------
                                        Average   Average          Average   Average           Average   Average
                                        Deposits    Rate           Deposits    Rate            Deposits    Rate
                                        --------  --------         --------  --------          --------  --------
                                                                 (Dollars in thousands)
Non-interest bearing demand deposits..  $ 42,206     -- %          $ 40,637     -- %           $ 33,751     -- %
Interest bearing demand deposits......    64,419     3.82            65,951     3.50             45,397     3.32
Savings deposits......................    30,351     3.00            31,393     2.86             26,602     3.10
Time deposits.........................   129,866     5.71           112,984     4.29            107,407     3.83
                                        --------                   --------                    --------
  Total deposits......................  $266,842     4.04          $250,965     3.83           $213,157     3.59
                                        ========                   ========                    ========

COMPETITION

     In order to compete effectively, BancTrust relies substantially on local commercial activity; personal contacts by its directors, officers, other employees and shareholders; personalized services; and its reputation in the communities it serves.

     BancTrust is presently competing in its market area with four Alabama holding companies. It also competes with four independent banks, several credit unions, and various other nonbank financial companies.

     The banking business in Alabama generally, and BancTrust's primary service areas specifically, are highly competitive with respect to both loans and deposits. BancTrust competes with many larger banks and other financial institutions which have offices over a wide geographic area. These larger institutions have certain inherent advantages, such as the ability to finance wide ranging advertising campaigns and promotions and to allocate their investment assets to regions offering the highest yield and demand. They also offer services such as international banking, which are not offered directly by BancTrust (but could be offered indirectly through correspondent institutions); and by virtue of their larger total capitalization (legal lending limits to an individual consumer or corporation are limited to a percentage of BancTrust's total capital accounts), such banks have substantially higher lending limits than does BancTrust. Other entities, both governmental and in private industry, raise capital through the issuance and sale of debt and equity securities and thereby indirectly compete with BancTrust in the acquisition of deposits.

     Under the federal Bank Holding Company Act of 1956 (the "Holding Company Act"), as amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), Alabama banks and their holding companies may be acquired by out-of-state banks or their holding companies, and Alabama banks and their holding companies may acquire out-of-state banks without regard to whether the transaction is prohibited by the laws of any state. Under the Riegle-Neal Act and Alabama law, the FRB may not approve the acquisition of a bank in Alabama if such bank has not been in existence for at least five years or, if following the acquisition, the acquiring bank holding company and its depository institution affiliates would control 30% or more of the deposits in depository institutions in Alabama. In addition, the Riegle-Neal Act authorizes the federal banking agencies, effective June 1, 1997, to approve interstate merger transactions without regard to whether such transactions are prohibited by the law of any state, unless the home state of one of the banks opts out of the Riegle-Neal Act by adopting a law that applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Alabama has enacted legislation that expressly authorizes, effective May 31, 1997, Alabama banks to participate in interstate mergers in accordance with the Riegle-Neal Act. The effect of the Riegle-Neal Act may be to increase competition within the State of Alabama among banking institutions located in Alabama and from banking companies located anywhere in the country.

EMPLOYEES

     As of December 31, 1995, BancTrust employed 221 persons, including executive officers, loan officers, bookkeepers, tellers and others. None of BancTrust's employees are presently represented by a union or covered under a collective bargaining agreement. Management of BancTrust considers that their employee relations are excellent.

RETURN ON EQUITY AND ASSETS

     The following table shows the percentage return on equity and assets of BancTrust for the years ended December 31, 1995, 1994 and 1993.

                                              Year Ended December 31,
                                             -------------------------------
                                              1995         1994        1993
                                             ------       ------      ------
Return on assets:
  Net income/average total assets..........   1.03%         .82%        .89%
Return on equity:
  Net income/average equity................  10.51%        8.30%       8.32%
Dividend payout ratio:
  Dividends declared per share/net income
    per share..............................  28.65%       18.18%*     16.61%*
Equity to assets ratio:
  Average equity/average total assets......   9.77%        9.88%      10.66%

* Earnings per share has been restated to reflect a two-for-one stock split effected in the form of a stock dividend on March 15, 1995.

LIQUIDITY AND RATE SENSITIVITY

     The following table sets forth the maturity distribution of BancTrust's interest-earning assets and interest-bearing liabilities as of December 31, 1995, BancTrust's interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), BancTrust's cumulative interest rate sensitivity gap, the ratio of interest-earning assets to interest-bearing liabilities, and BancTrust's cumulative interest rate sensitivity gap ratio. For purposes of the table, except for fixed-rate installment loans and savings deposits, an asset or liability is considered rate sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms. Regular savings and NOW accounts are considered core deposits and are included in the "Over One Year" category, based upon run off rates determined by the percentage of original deposits remaining.

                                                                        Over
                                       0-3 Months   4-12 Months       One Year      Total
                                       ----------   -----------       --------      -----
Interest-Earning Assets:                             (Dollars in thousands)
 Loans..............................     $68,318     $48,112          $ 79,698      $196,128
 Securities.........................       9,754      19,685            68,485        97,924
 Other assets.......................       4,187                                       4,187
                                         -------     -------          --------      --------
   Total............................     $82,259     $67,797          $148,183      $298,239
                                         =======     =======          ========      ========

Interest-Bearing Liabilities:

 Deposits...........................     $63,365     $39,851          $125,809      $229,025
 Borrowings.........................       5,019          --             6,216        11,235
                                         -------     -------          --------      --------
   Total............................     $68,384     $39,851          $132,025      $240,260
                                         =======     =======          ========      ========

Interest Sensitivity Gap.............    $13,875     $27,946          $ 16,158      $ 57,979
                                         =======     =======          ========      ========
Cumulative Interest Sensitivity
  Gap................................    $13,875     $41,821          $ 57,979      $ 57,979
                                         =======     =======          ========      ========
Ratio of Interest-Earning Assets to
  Interest-Bearing Liabilities.......      120.3%      170.1%            112.2%        124.1%
                                         =======     =======          ========      ========
Ratio of Cumulative Gap to
  Total Assets.......................        4.4%       13.1%             18.2%         18.2%
                                         =======     =======          ========      ========

     At December 31, 1995, BancTrust had a positive cumulative interest rate sensitivity gap of $41,821,000 at 12 months. As a result, at December 31, 1995, rising interest rates would increase the net interest margin in earnings over the following 12 months. Falling rates would decrease the net interest margin and earnings over the same period.

     The foregoing table does not necessarily indicate the impact of general interest rate movements on BancTrust's net interest yield because the repricing of various categories of assets and liabilities is discretionary and is subject to competition and other pressures. As a result, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times and at different levels.

REGULATION, SUPERVISION AND GOVERNMENTAL POLICY

     The following is a brief summary of certain statutes, rules and regulations affecting BancTrust and Peoples Bank. A number of other statutes and regulations have an impact on their operations. The following summary of applicable statutes and regulations does not purport to be complete and is qualified in its entirety by reference to such statutes and regulations.

     Bank Holding Company Regulation.  BancTrust is registered as a bank holding
     -------------------------------
company under the Holding Company Act and, as such, subject to supervision and regulation by the FRB. A bank holding company is required to furnish to the FRB an annual report of its operations at the end of each fiscal year and to furnish such additional information as the FRB may require pursuant to the Holding Company Act. BancTrust is also subject to regular examination by the FRB.

     Under the Holding Company Act, a bank holding company must obtain the prior approval of the FRB before (i) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company.

     The Holding Company Act, as amended by the Riegle-Neal Act, generally permits the FRB to approve interstate bank acquisitions by bank holding
companies without regard to any prohibitions of state law.   See "Competition".

     Under the Holding Company Act, any company must obtain approval of the FRB prior to acquiring control of the BancTrust or Peoples Bank. For purposes of the Holding Company Act, "control" is defined as ownership of more than 25% of any class of voting securities of BancTrust or Peoples Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the BancTrust or Peoples Bank.

     The Change in Bank Control Act and the regulations of the FRB thereunder require any person or persons acting in concert (except for companies required to make application under the Holding Company Act), to file a written notice with the FRB before such person or persons may acquire control of the BancTrust or Peoples Bank. The Change in Bank Control Act defines "control" as the power, directly or indirectly, to vote 25% or more of any voting securities or to direct the management or policies of a bank holding company or an insured bank.

     The Holding Company Act also prohibits, with certain exceptions, a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The activities of BancTrust and of its non-bank subsidiaries are subject to these legal and regulatory limitations under the Holding Company Act and the FRB's regulations thereunder. Notwithstanding the FRB's prior approval of specific nonbanking activities, the FRB has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

     The FRB has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "Capital Requirements."

     The FRB has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality, and overall financial condition.

     Bank Regulation.  As an Alabama banking institution, Peoples Bank is
     ---------------
subject to regulation, supervision and regular examination by the Banking Department. Peoples Bank is a member of the Federal Reserve System and thus is subject to supervision and regular examination by the FRB under the applicable provisions of the Federal Reserve Act and the FRB's regulations. The deposits of Peoples Bank are insured by the FDIC to the maximum extent provided by law (a maximum of $100,000 for each insured depositor). Alabama and federal banking laws and regulations control, among other things, Peoples Bank's required reserves, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, and establishment of branches and other aspects of Peoples Bank's operations.

     The FRB has adopted guidelines regarding the capital adequacy of state-chartered banks that are members of the Federal Reserve System ("state member banks"), which require such banks to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "Capital Requirements."

     The approval of regulatory authorities is required if the total of all the dividends declared by the Bank in any calendar year exceeds the Bank's net income as defined for that year combined with its retained net income for the preceding two calendar years. The Bank obtained regulatory approval as applicable for the payment of dividends in 1995, 1994, and 1993.

     Peoples Bank is subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, BancTrust and other affiliates, and on investments in the stock or other securities thereof. Such restrictions prevent BancTrust and such other affiliates from borrowing from Peoples Bank unless the loans are secured by specified collateral, and require such transactions to have terms comparable to terms of arms-length transactions with third persons. Further, such secured loans and other transactions and investments by Peoples Bank are generally limited in amount as to BancTrust and as to any other affiliate to 10% of Peoples Bank's capital and surplus and as to BancTrust and all other affiliates to an aggregate of 20% of Peoples Bank's capital and surplus. These regulations and restrictions may limit BancTrust's ability to obtain funds from Peoples Bank for its cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses.

     Under joint regulations of the federal banking agencies, including the FRB and FDIC, state member banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. A bank's real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal bank regulators. The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the loan-to-value limits specified in the Guidelines for the various types of real estate loans. The Interagency Guidelines state that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits. The aggregate amount of loans in excess of the supervisory loan-to-value limits, however, should not exceed 100% of total capital and the total of such loans secured by commercial, agricultural, multifamily and other non-one-to-four family residential properties should not exceed 30% of total capital.

     The FDIC has established a risk-based deposit insurance premium assessment system for insured depository institutions. Under the system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups -- well-capitalized, adequately capitalized or undercapitalized -- based on the data reported to regulators for date closest to the last day of the seventh month preceding the semi-annual assessment period. Well-capitalized institutions are institutions satisfying the following capital ratio standards: (i) total risk-based capital ratio of 10.0% or greater; (ii) Tier 1 risk-based capital ratio of 6.0% or greater; and
(iii) Tier 1 leverage ratio of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well-capitalized institutions but that satisfy the following capital ratio standards:
(i) total risk-based capital ratio of 8.0% or greater; (ii) Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) Tier 1 leverage ratio of 4.0% or greater. Undercapitalized institutions consist of institutions that do not qualify as either well-capitalized or adequately capitalized institutions. Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The assessment rates range from 0.23% of deposits for well capitalized institutions in Subgroup A to 0.31% of deposits for undercapitalized institutions in Subgroup
C.  Peoples Bank is a well capitalized institution.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required the federal bank regulatory agencies to prescribe, by regulation, non-capital safety and soundness standards for all insured depository institutions and depository institution holding companies. The federal banking agencies, including the FRB and the FDIC, have proposed standards covering internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, and standards for asset quality and earnings sufficiency. An institution that fails to meet those standards would be required to develop a plan acceptable to its primary federal regulator, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. In addition, under the proposed regulations of the FRB, a bank holding company would be required to ensure that its subsidiary bank will return to compliance with the safety and soundness standards if a deficiency is detected.

     Supervision, regulation and examination of BancTrust and Peoples Bank by the bank regulatory agencies are intended primarily for the protection of depositors rather than for holders of BancTrust stock or of BancTrust as the holder of the stock of Peoples Bank.

     Capital Requirements.  The FRB has established guidelines with respect to
     --------------------
the maintenance of appropriate levels of capital by registered bank holding companies and state member banks. The regulations of the FRB impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets.

     The regulations of the FRB require bank holding companies and state member banks to maintain a minimum leverage ratio of "Tier 1 capital" (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. Although setting a minimum 3.0% leverage ratio, the regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near such minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by its primary regulator. Any bank or bank holding company experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. In addition, the FRB has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization's ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

     The risk-based capital rules of the FRB require bank holding companies and state member banks to maintain minimum regulatory capital levels based upon a weighing of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders' equity, certain perpetual preferred stock (which must be noncumulative with respect to banks), and minority interests in the equity accounts of consolidated subsidiaries; less intangible assets, primarily goodwill. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify for Tier 1 and long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; and subordinated debt and intermediate-term preferred stock.

     The risk-based capital regulations assign balance sheet assets and credit equivalent amounts of off-balance sheet obligations to one of four broad risk categories based principally on the degree of credit risk associated with the obligor. The assets and off-balance sheet items in the four risk categories are weighted at 0%, 20%, 50% and 100%. These computations result in the total risk-weighted assets.

     The risk-based capital regulations require all banks and bank holding companies to maintain a minimum ratio of total capital to total risk-weighted assets of 8%, with at least 4% as core capital. For the purpose of calculating these ratios: (i) supplementary capital will be limited to no more than 100% of core capital; and (ii) the aggregate amount of certain types of supplementary capital will be limited. In addition, the risk-based capital regulations limit the allowance for loan losses includable as capital to 1.25% of total risk-weighted assets.

     The federal bank regulatory agencies, including the FRB and the FDIC, have proposed to revise their risk-based capital requirements to ensure that such requirements provide for explicit consideration by commercial banks of interest rate risk. Under the proposed rule, a bank's interest rate risk exposure would be quantified using either the measurement system set forth in the proposal or the bank's internal model for measuring such exposure, if such model is determined to be adequate by the bank's examiner. If the dollar amount of a bank's interest rate risk exposure, as measured under either measurement system, exceeds 1% of the bank's total assets, the bank would be required under the proposed rule to hold additional capital equal to the dollar amount of the excess. The management of Peoples Bank has not determined what effect, if any, the proposed interest rate risk component would have on the capital of Peoples Bank if adopted as proposed. The proposed interest rate risk component rule would not apply to bank holding companies on a consolidated basis.

     The FRB has issued final regulations that classify insured depository institutions by capital levels and provide that the applicable agency will take various prompt corrective actions to resolve the problems of any institution that fails to satisfy the capital standards. Under such regulations, a "well-capitalized" bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An "adequately capitalized" bank is one that does not qualify as "well capitalized" but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which the bank's capital levels are below these standards. A bank that fails within any of the three "undercapitalized" categories will be subject to certain severe regulatory sanctions required by FDICIA and the regulations of the FRB. As of December 31, 1995, Peoples Bank was "well-capitalized" as defined by the regulations.

     See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 of Notes to Consolidated Financial Statements contained in BancTrust's Annual Report to Stockholders for the year ended December 31, 1995 (Exhibit No. 13) which is incorporated herein by reference.

     Effects of Governmental Policy.  The earnings and business of BancTrust and
     ------------------------------
Peoples Bank have been and will be affected by the policies of various regulatory authorities of the United States, particularly the FRB. Important functions of the FRB, in addition to those enumerated above, include the regulation of the supply of money in light of general economic conditions within the United States. The instruments of monetary policy employed by the FRB for these purposes influence in various ways the overall level of investments, loans, other extensions of credit and deposits, and the interest rates paid on liabilities and received on interest-earning assets.

     Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by Peoples Bank on its deposits and its other borrowings and the interest received by Peoples Bank on loans extended to customers and securities held in its investment portfolios comprises the major portion of Peoples Bank's earnings. The earnings and gross income of Peoples Bank thus have been and will be subject to the influence of economic conditions generally, both domestic and foreign, and also to monetary and fiscal policies of the United States and its agencies, particularly the FRB. The nature and timing of any future changes in such policies and their impact on Peoples Bank are not predictable.

     Legislative Developments.  Pending legislation that provides for a
     ------------------------
recapitalization of the Savings Association Insurance Fund ("SAIF") would, if enacted, also require banks that are members of the BIF to pay 75% of the annual interest on the bonds issued by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF, or approximately $600 million per year for 23 years. Management cannot predict whether legislation requiring BIF member banks to share liability for FICO's obligations will be enacted or, if it is enacted, whether such liability would have a material effect on the Bank's BIF deposit insurance premiums.


ITEM 2.  PROPERTIES

     The following is a brief description of each of BancTrust's facilities.

     The Main Bank Building, located at 310 Broad Street in Selma, is a masonry
     ----------------------
and brick two-story building consisting of 40,000 square feet. The building was renovated and enlarged in 1978. At that time, seven drive-up windows and two walk-up windows were built. The property includes parking from Broad Street through to Washington Street and around the building. Peoples Bank owns the building. In December 1987, Peoples Bank acquired a brick building adjoining the parking lot for future expansion. In addition to office space utilized by Peoples Bank, portions of this building are currently being leased to non-bank tenants. In May 1989, Peoples Bank acquired a frame building adjacent to the parking lot for future expansion. This structure has been converted to use as a warehouse for supplies and equipment.

     The Selma Mall Branch, located at 1383 Highland Avenue in Selma, is a
     ---------------------
masonry and brick one-story building consisting of 2,200 square feet. The branch has four paying and receiving windows, three drive-up windows and two walk-up windows. The land is leased. The lease expiration date is December 31, 1996.

     The Wal-Mart Branch is located within the Wal-Mart Shopping Center at 1501
     -------------------
Alabama Highway 14 East, Selma, Alabama. This branch was previously located in the Winn Dixie Marketplace. This office, consisting of approximately 517 square feet, is located adjacent to the main entrance of the Wal-Mart store and provides four teller windows, new accounts/reception and a Branch Manager.
These quarters have been leased for an initial five-year period expiring September 6, 2000, with an option for two additional five year periods.

     The Satterfield Plaza Branch, located on the West Dallas side of the
     ----------------------------
Satterfield Plaza parking lot in Selma, is a frame, one-story building with two drive-up windows. The space consists of 308 square feet, and the land is leased. The lease expiration date is December 1998. The lease may be extended for seven successive terms of five years each.

     The Post Office Branch, located at 801 Alabama Avenue in Selma, was
     ----------------------
purchased by Peoples Bank from the Resolution Trust Corporation in July of 1994. The branch, which was formerly the Selma Branch of Altus Federal Savings Bank, is a masonry and brick two-story building consisting of approximately 7,000 square feet. The branch has two paying and receiving windows and one drive-up window. Portions of the building are currently being leased to nonbank tenants.

     The Plantersville Branch, located at the intersection of Highway 22 North
     ------------------------
and Oak Street in Plantersville, is a frame one-story building consisting of two paying and receiving windows and one drive-up window. The building consists of approximately 1,300 square feet and is owned by Peoples Bank.

     The Greenville Bank Branch, located at 300 East Commerce Street in
     --------------------------
Greenville, is a masonry and brick one-story building situated on an entire city block and consists of approximately 6,400 square feet. The site consists of drive-up teller lanes and parking. This branch has five paying and receiving windows and three drive-up windows. Peoples Bank owns the building which was renovated in 1987 and 1993.

     The Butler Square Branch, located at Butler Square Mall in Greenville, is a
     ------------------------
masonry and brick one-story building with a partial basement located on the street side of the Butler Square Shopping Mall. This branch has five paying and receiving windows and three drive-up windows. The space consists of 4,600 square feet. Peoples Bank owns the building.

     The Georgiana Branch, located at 132 North Miranda in Georgiana, is a
     --------------------
masonry and brick one-story building with a wraparound parking lot. This branch has three paying and receiving windows and two drive-up windows. The space consists of 2,800 square feet. Peoples Bank leases the building. The termination date of the lease is March 1997.

     The McKenzie Branch, located in the corner property of U.S. Highway 31 and
     -------------------
a state road in McKenzie, is a masonry and brick one-story building. This branch has three paying and receiving windows and one drive-up window. The space consists of 2,700 square feet and is owned by Peoples Bank.

     The Prattmont Branch, located at 801 South Memorial Drive in Prattville, is
     --------------------
a masonry one-story building consisting of approximately 2,200 square feet. The branch has five paying and receiving windows and two drive-up windows. The building and land are owned by Peoples Bank.

     The Prattville East Branch, located at 1805 East Main Street in Prattville,
     --------------------------
is a masonry and brick one-story building consisting of approximately 2,500 square feet. The branch has five paying and receiving windows and two drive-up windows. Peoples Bank owns the land and building.

     The Prattville Downtown Branch, located at 148 East Main Street in
     ------------------------------
Prattville, is a masonry and brick one-story building consisting of approximately 9,600 square feet. Peoples Bank owns the building which was constructed in 1972, the 44,430 square foot lot on which the building is located and an adjacent vacant lot. The site has two drive-up windows and eight paying and receiving windows.

     The Prattville Marketplace Branch, is located within the Winn Dixie
     ---------------------------------
facility in the Winn Dixie Marketplace #527, Midtown Shopping Center, Prattville, Alabama. This office, consisting of approximately 385 square feet, is located adjacent to the main entrance of the Winn Dixie Store and provides three teller windows, new accounts/reception, and a Branch Manager. These quarters have been leased for an initial five-year period expiring May 15, 2000, with an option for two additional five-year periods.


ITEM 3.  LEGAL PROCEEDINGS.

     Management currently is not aware of any material legal proceedings to which BancTrust or Peoples Bank is a party or to which any of their property is subject, except as follows:

     Lelon Roy Godwin and Mark N. Godwin v. Peoples Bank and Trust Company., et
     --------------------------------------------------------------------------
al, Circuit Court of Autauga County, Alabama, Case No. CV-95-214-D.  This case
- --
was filed on October 17, 1995. The complaint is based on alleged violations of the Alabama mini-Code and other provisions of Alabama law relating to collateral protection insurance placed on the plaintiff's truck. The complaint includes counts for fraud, breach of fiduciary duty, as well as other counts. A jury trial is demanded. The complaint seeks compensatory and punitive damages in an unspecified amount. The complaint also seeks class action status for all individuals against whom charges have been made for the purchase of collateral protection insurance. The Bank denies the allegations of the complaint and denies that class action certification is appropriate.

     William L. Ammons, d/b/a Ammons Construction Company v. Peoples Bank and
     ------------------------------------------------------------------------
Trust Company , Circuit Court of Dallas County, Alabama, Case No. CV-95-295.
- -------------
This case was filed on October 18, 1995. The Plaintiff, a contractor, was constructing a house for a customer of the Bank who had borrowed construction monies for that purpose. The Bank customer sued the contractor, alleging that he failed to complete the construction. The contractor now brings this action contending that the Bank owes funds for the construction to him as a third party beneficiary. He further alleges misrepresentation by the Bank and seeks unspecified compensatory and punitive damages. A jury trial is demanded. The Bank denies the allegations of the complaint. No discovery has taken place at this time.

     Walter Lee McMeans v. The Peoples Bank and Trust Company, et al, Circuit
     ---------------------------------------------------------------
Court of Lowndes County, Alabama, Case No. CV-96-26. This case was filed on January 9, 1996. The Complaint alleges that the Bank, through its loan officers, made representations to plaintiff concerning credit life insurance on or about November 16, 1990, and subsequently placed collateral protection insurance on the plaintiff's property at unconscionable costs. The Complaint avers that the actions constitute fraud of various types, and negligence and wanton supervision. Unspecified compensatory and punitive damages are claimed and a jury trial is demanded. The Bank has not had an opportunity to fully evaluate the nature of the claims on which this Complaint is based, but the loan officers deny that any misrepresentations were made to the plaintiff.

     Edward Thomas v. The Peoples Bank and Trust Company, et al, Circuit Court
     ----------------------------------------------------------
of Mobile County, Alabama, Case No. CV-96-000193. This case was filed on January 16, 1996. The complaint was amended on March 9, 1996. The plaintiff alleges various causes of action against the codefendants with respect to the application for and purchase of a life insurance policy, including fraudulent misrepresentation and breach of contract. The complaint claims various injuries and damages in an unspecified amount. As to the Bank, the complaint alleges that the Bank negligently or wantonly failed to honor a check for a life insurance premium when it was presented for payment. The Bank denies that it wrongfully returned the check or is otherwise liable to the plaintiff in any manner.

     The Peoples Bank and Trust Company v. Stephen Limbaugh and Lisa C. Miller.
     -------------------------------------------------------------------------
This suit was filed to collect an indebtedness on a repossessed automobile. The defendants have filed a Counterclaim alleging that the vehicle was wrongfully repossessed, and claiming unspecified compensatory and punitive damages. The Counterclaim was initially filed in the District Court, having a limited jurisdiction. It was amended on March 12, 1996, which amendment was received on March 15, 1996, to claims damages in the unspecified amount and transferring the case to the Circuit Court, which does not have the damage limitations of the District Court. The facts of the case are being investigated, and it is too early to determine the Bank's position.

     See Note 10 of Notes to Consolidated Financial Statements contained in BancTrust's Annual Report to Stockholders for the year ended December 31, 1995 (Exhibit 13) which is incorporated herein by reference.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of BancTrust through a solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

     RICHARD P. MORTHLAND, 54, is currently Chairman of the Board and Chief Executive Officer and a Director of Peoples Bank, and President, Chief Executive Officer and a Director of BancTrust. Mr. Morthland has been an officer of Peoples Bank since 1965 and a Director since February 1977.

     ELAM P. HOLLEY, JR., 45, is currently President, Chief Administrative Officer and a Director of Peoples Bank, and Secretary and a Director of BancTrust. Mr. Holley has been an officer of Peoples Bank since November 1975 and a Director since January, 1988.

     ANDREW C. BEARDEN, JR., 49, is currently Senior Vice President -- Retail/Operations Division of Peoples Bank. Mr. Bearden assumed this position in September 1991. Prior to his current assignment, Mr. Bearden served as Vice President and Trust Officer of Peoples Bank. Mr. Bearden was in private practice as a certified public accountant prior to his employment with Peoples Bank in 1985.

     JOHN G. CHISOLM, 47, is currently Senior Vice President - Commercial Division of Peoples Bank. Mr. Chisolm assumed this position in December 1992. He has been employed by Peoples Bank since 1979, primarily in the commercial lending area. Prior to his employment by Peoples Bank, Mr. Chisolm was employed by American National Bank and Trust Company, Chattanooga, Tennessee for seven years in its commercial lending division.

     M. SCOTT PATTERSON, 53, is currently Senior Vice President-Financial Services Division, Secretary and Investment Officer of Peoples Bank and Assistant Secretary of BancTrust. Mr. Patterson has been in these positions since November 1985. Prior to coming to Peoples Bank in October 1983, Mr. Patterson served for 20 years in the United States Air Force, retiring as a Lieutenant Colonel.

     VIRGINIA L. SELLERS, 62, is currently Vice President and Treasurer of Peoples Bank and Treasurer of BancTrust. Mrs. Sellers has been an officer of Peoples Bank since 1985. Prior to her employment by Peoples Bank in 1985, Mrs. Sellers was Accounting Officer of SouthTrust Bank, Selma, Alabama for 20 years.

     THOMAS J. GAY, 53, is currently Regional President of the Autauga County Division of Peoples Bank, a title he assumed upon the merger of The Citizens Bank, Prattville, Alabama into Peoples Bank in 1994. Mr. Gay had been employed by The Citizens Bank since 1962.

     WILLIAM S. JOHNSON, 46, is currently Regional President of the Butler County Division of Peoples Bank. Prior to his coming to Peoples Bank in June 1993, Mr. Johnson was President of The Fort Deposit Bank in Fort Deposit, Alabama for eight years.

     Richard P. Morthland and M. Scott Patterson are brothers-in-law.

     All officers serve at the discretion of the boards of directors of BancTrust or Peoples Bank. There are no known arrangements or understandings between any office and any other person pursuant to which he or she was or is to be selected as an officer.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     For information concerning holders of common stock, high and low sales prices and frequency and amount of dividends on BancTrust's Common Stock, see "Stock Dividend and Price Information" incorporated herein by reference to BancTrust's Annual Report to Stockholders for the year ended December 31, 1995 (Exhibit No. 13) which is incorporated herein by reference.

     Although BancTrust has no established policy regarding dividends, BancTrust and Peoples Bank, prior to its acquisition by BancTrust in April 1985, have paid regular dividends in recent years. There can be no assurance, however, as to whether or in what amounts dividends might be declared by BancTrust in the future or whether such dividends, once declared, will continue. Future dividends are subject to the discretion of the Board of Directors and depend on a number of factors, including future earnings, financial condition, and capital requirements, along with economic and market conditions.

     The primary source of BancTrust's revenues (including funds to pay dividends) is dividends from the Bank. Alabama law imposes certain restrictions on the ability of BancTrust and Peoples Bank to pay dividends. See Item 1. "Business--Regulation, Supervision and Governmental Policy" and Note 13 of Notes to Consolidated Financial Statements contained in Banc Trust's Annual Report to Stockholders for the year ended December 31, 1995 (Exhibit 13) which is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth under the caption "Five Year Comparison of Selected Financial Data" in BancTrust's Annual Report to Stockholders for the year ended December 31, 1995 (Exhibit No. 13) which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in BancTrust's Annual Report to Stockholders for the year ended December 31, 1995 (Exhibit No. 13) which is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     BancTrust's Consolidated Financial Statements together with the related notes and the report of Coopers & Lybrand L.L.P., independent public accountants, all as set forth in BancTrust's Annual Report to Stockholders for the year ended December 31, 1995 (Exhibit No. 13) which are incorporated herein by reference.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of BancTrust is omitted from this Report as BancTrust has filed a definitive proxy statement dated March 15, 1996, and the information included therein under "Election of Directors-Directors" is incorporated herein by reference. Information regarding the executive officers of BancTrust is included under separate caption in Part I of this Form 10-K.
Item 405 of Regulation S-K disclosure is omitted from this Report as BancTrust has filed a definitive proxy statement dated March 15, 1996, and the Item 405 disclosure therein under "Principal Holders of Common Stock" which is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is omitted from this Report as BancTrust has filed a definitive proxy statement dated March 15, 1996, and the information included therein under "Election of Directors" which is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item is omitted from this Report as BancTrust has filed a definitive proxy statement dated March 15, 1996, and the information included therein under "Stock Ownership of Management" and "Principal Holders of Common Stock" which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item is omitted from this Report as BancTrust has filed a definitive proxy statement dated March 15, 1996, and the information included therein under "Election of Directors--Certain Transactions" which is incorporated herein by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The following consolidated financial statements of BancTrust included in the Annual Report to Stockholders for the year ended December 31, 1995, are incorporated herein by reference in Item 8 of this Report. The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this Report, except as expressly provided herein.

               1.   Report of Independent Accountants.

               2.   Consolidated Balance Sheets - December 31, 1995 and 1994.

               3. Consolidated Statements of Income for the Years Ended December 31, 1995, 1994 and 1993.

               4. Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1995, 1994 and 1993.

               5. Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993.

               6.   Notes to Consolidated Financial Statements.

     (a)(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     (a)(3) The following exhibits either are filed as part of this Report or are incorporated herein by reference:

               Exhibit No. 3. Articles of Incorporation and Bylaws
                              ------------------------------------

               (i) Articles of Incorporation - incorporated herein by reference to Exhibit 3(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.


               (ii)   Bylaws - incorporated herein by reference to Exhibit No.
                      3.2 to the Registrant's Registration Statement on Form S-14 (File No. 2-95573).

               Exhibit No. 10. 1992 Stock Option Plan
                               ----------------------

                    Incorporated herein by reference to Exhibit 10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

               Exhibit No. 13. Annual Report to Stockholders
                               -----------------------------

                    Except for those portions of the Annual Report to Stockholders for the year ended December 31, 1995, which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Commission and is not to be deemed "filed" as part of this Report.

               Exhibit No. 21. Subsidiaries of the Registrant
                               ------------------------------

                    A list of subsidiaries of the Registrant is included as an exhibit to this Report.

               Exhibit No. 23.  Consent of Coopers & Lybrand L.L.P.

               Exhibit No. 27.  Financial Data Schedule

     (b)  Not applicable.

     (c) Exhibits to this Form 10-K are attached or incorporated by reference as stated above.

     (d)  None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                     THE PEOPLES BANCTRUST COMPANY,
                                      INC. (Registrant)



Date: March 29, 1996                 By:/s/ Richard P. Morthland
                                        ----------------------------------------
                                        Richard P. Morthland
                                        Director, President and
                                         Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

DATE:  SIGNATURE AND TITLE:


/s/ Richard P. Morthland                April 9, 1996
- -----------------------------
Richard P. Morthland
Director, President and Chief
Executive Officer
(Principal Executive Officer)


/s/ Virginia L. Sellers                 April 9, 1996
- -----------------------------
Virginia L. Sellers
Treasurer
(Principal Financial and
Accounting Officer)


/s/ Julius R. Brown                     April 9, 1996
- -----------------------------
Julius R. Brown
Director


/s/ Clyde B. Cox, Jr.                   April 9, 1996
- -----------------------------
Clyde B. Cox, Jr.
Director

/s/ Harry W. Gamble, Jr.                April 9, 1996
- -----------------------------
Harry W. Gamble, Jr.
Director


/s/ Ted M. Henry                        April 9, 1996
- -----------------------------
Ted M. Henry
Director


/s/ Elam P. Holley, Jr.                 April 9, 1996
- -----------------------------
Elam P. Holley, Jr.
Director


/s/ A.D. Lovelady                       April 9, 1996
- -----------------------------
A.D. Lovelady
Director


/s/ James A. Minter, III                April 9, 1996
- -----------------------------
James A. Minter, III
Director


/s/ Richard P. Morthland                April 9, 1996
- ----------------------------
Richard P. Morthland
Director


/s/ C. Ernest Smith                     April 9, 1996
- -------------------------------
C. Ernest Smith
Director


/s/ Julius E. Talton                    April 9, 1996
- --------------------------------
Julius E. Talton
Director


/s/ Clinton S. Wilkinson, Jr.           April 9, 1996
- -----------------------------
Clinton S. Wilkinson, Jr.
Director

                               INDEX TO EXHIBITS

Exhibit
Number       Identity of Exhibit                             Page
- ------       -------------------                             ----
3(i)         Articles of Incorporation                 Incorporated by reference

3(ii)        Bylaws                                    Incorporated by reference

10           1992 Stock Option Plan                    Incorporated by reference

13           Sections of Annual Report to Stockholders

21           Subsidiaries

23           Consent of Coopers & Lybrand L.L.P.

27           Financial Data Schedule