Form 10-Q
period 1996-03-31
PEOPLES BANCTRUST CO INC
filed 1996-05-15
CIK 762128

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

FORM 10-Q

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


For Quarter Ended................................................ March 31, 1996

Commission file number...................................................0-13653

                      THE PEOPLES BANCTRUST COMPANY, INC.
            (Exact name of registrant as specified in its charter)

Alabama...............................................................63-0896239
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

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

     As of the close of business on March 31, 1996, 1,693,694 shares of registrant's Common Stock, par value $.10 per share, were outstanding.

                      THE PEOPLES BANCTRUST COMPANY, INC.
                                AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Accounting Policies:

The accompanying unaudited consolidated financial statements of The Peoples BancTrust Company, Inc. (the "Company") and its subsidiary, The Peoples Bank and Trust Company, have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All interim amounts are subject to year-end audit, and the results of operations for the interim periods herein are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


Accounting for Long-Lived Assets:

In March 1995, the Financial Standards Board issued Statement of Financial Accounting Standards ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by the entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset, an impairment loss is recognized. This statement also requires that long-lived assets and certain intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company adopted SFAS No. 121 as of January 1, 1996. The adoption of SFAS No. 121 did not have a material impact on the Company's financial statements.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS NO.
123) in October 1995. This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, SFAS No. 123 allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in Opinion No. 25 must make proforma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Most fixed stock option plans have no intrinsic value at grant date, and under Opinion 25, no compensation cost is recognized for them.

The Company adopted SFAS No. 123 as of January 1, 1996. In connection therewith, the Company has elected to continue to measure compensation cost for its stock option plan under the provisions in APB Opinion 25. The adoption of SFAS No. 123 did not have a material impact on the Company's financial statements.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

              THE PEOPLES BANCTRUST COMPANY, INC. SELMA, ALABAMA
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         In Thousands
                                                                 3/31/96               12/31/95
                                                               (Unaudited)
ASSETS:
     Cash and due from banks                                    $ 14,699              $  14,414

     Federal funds sold and securities purchased                  12,610                  4,187
          under agreement to sell                               --------              ---------

     Total cash and cash equivalents                              27,309                 18,601

     Securities available for sale                                91,253                 97,587

     Loans, net of unearned income                               191,337                191,132

     Allowance for loan losses                                    (1,947)                (2,005)
                                                                --------              ---------
     Net loans                                                   189,390                189,127

     Premises and equipment                                        5,882                  5,962

     Other assets                                                  6,822                  7,034
                                                                --------              ---------
          Total assets                                          $320,656              $ 318,311
                                                                ========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY

     Noninterest-bearing deposits                               $ 43,327              $  43,757

     Interest-bearing deposits                                   230,634                229,025
                                                                --------              ---------

          Total deposits                                         273,961                272,782

     Federal funds purchased and securities
          sold under agreement to repurchase                       5,174                  5,019
     Other borrowed funds                                          6,040                  6,216

     Other liabilities                                             3,670                  2,780
                                                                --------              ---------
          Total liabilities                                      288,845                286,797

     Common stock                                                    178                    178

     Additional paid-in capital                                    7,059                  7,059

     Treasury stock                                               (1,287)                (1,287)

     Retained earnings                                            26,474                 25,786

     Net unrealized loss on securities available for sale           (613)                  (222)
                                                                --------              ---------
          Total stockholders' equity                              31,811                 31,514
                                                                --------              ---------
     Total liabilities and stockholders' equity                 $320,656              $ 318,311
                                                                ========              =========

See Notes to the Unaudited Consolidated Financial Statements.

              THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                            In thousands except share
                                                                and per share data
                                                                   (Unaudited)

                                                          THREE MONTHS ENDED MARCH 31
                                                             1996            1995
Interest and fees on loans                               $    4,761       $    4,036

Interest and dividends on investment securities               1,394            1,424

Other interest income                                            98               63
                                                         ----------       ----------

  Total interest income                                       6,253            5,523
                                                         ----------       ----------

Interest on deposits                                          2,669            2,525

Interest on borrowed funds                                      148               54
                                                         ----------       ----------

  Total interest expense                                      2,817            2,579
                                                         ----------       ----------

  Net interest income                                         3,436            2,944

Provision for loan losses                                       326               93
                                                         ----------       ----------
  Net interest income after
   provision for loan losses                                  3,110            2,851

Net securities gains                                             15

Other income                                                  1,103              715

Other expense                                                 2,815            2,718
                                                         ----------       ----------

  Income before income taxes                                  1,413              848

Provision for income taxes                                      506              195
                                                         ----------       ----------

  Net  income                                            $      907       $      653
                                                         ==========       ==========
Weighted average number of shares outstanding             1,693,694        1,762,645
                                                         ==========       ==========
Net income per share                                          $0.54            $0.37
                                                         ==========       ==========
Dividends per share                                           $0.13            $0.12
                                                         ==========       ==========

See Notes to the Unaudited Condensed Consolidated Financial Statements

               THE PEOPLES BANCTRUST COMPANY, INC. SELMA, ALABAMA
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                           In Thousands
                                                                                           ------------
                                                                                   Three months ended March 31
                                                                                 1996                      1995
                                                                               -----------------------------------
                                                                                         (UNAUDITED)
Net cash provided (used) by operating activities                                $    77                   $ 2,269

Cash flows from investing activities:

Proceeds from sales of investment securities                                                                   64

Proceeds from maturities and calls of investment securities                                                 1,000

Proceeds from sales of securities available for sale                              2,341                       391

Proceeds from maturities and calls of securities available for sale              13,333                     2,928

Purchases of securities available for sale                                       (9,275)                     (818)

Net increase in loans                                                             1,153                    (3,726)

Purchases of bank premises and equipment                                           (182)                     (253)

Proceeds from sale of equipment                                                                                12

Proceeds from sale of other real estate
                                                                             ---------------            ------------
Net cash used in investing activities                                             7,370                      (402)

  Cash flows from financing activities:

     Net increase in deposits                                                     1,502                       603

     Net decrease in borrowed funds                                                 (21)                   (5,408)

     Dividends paid                                                                (220)                     (209)
                                                                             ---------------            ---------

Net cash used by financing activities                                             1,261                    (5,014)
                                                                             ---------------            ---------

     Net increase in cash and cash equivalets                                     8,708                    (3,147)

     Cash and cash equivalents at beginning of period                            18,601                    23,182
                                                                                 -----------               ------

     Cash and cash equivalents at March 31                                      $27,309                   $20,035
                                                                                 ===========               ======

Supplemental disclosure of cash flow information:

     Cash paid during the period for:

     Interest                                                                   $ 2,817                   $ 2,239

     Taxes (refunds)                                                                  0                      (110)

- -----------------------------------------------------------------------------------------------------------------

See Notes to the Unaudited Consolidated Financial Statements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                    General:

The following analysis focuses on the financial condition of The Peoples BancTrust Company, Inc. (the Company), and should be read in conjunction with the consolidated financial statements included in this report.

                              Financial Condition:

Total consolidated assets of the Company and its subsidiary, The Peoples Bank and Trust Company (the Bank), totaled $320,656,000 at March 31, 1996, an increase of $2,345,000 from the December 31, 1995 total of $318,311,000. Earning assets have also increased $2,352,000 during the first quarter of 1996 from $290,901,000 to $293,253,000.

Investments:

The Company's total securities portfolio decreased during the first quarter of 1996 from $97,587,000 at December 31, 1995 to $91,253,000. This decline was primarily due to investment in Federal funds for liquidity and a rise in loan demand.

At year end 1995 and at March 31, 1996, the entire securities portfolio was classified as "available for sale" resulting in the portfolio being marked- to-market. At December 31, 1995, the portfolio had a net unrealized loss of $222,000 as compared to a net unrealized loss of $613,000 at March 31, 1996.

Interest rates have remained approximately the same during the first quarter of 1996.

Short Term Investments:

Short-term investments (primarily federal funds and securities purchased under agreement to resell) increased $8,423,000. Management constantly monitors these funds seeking alternative uses to enhance interest income.

Loans:

A small growth of $205,000 was recorded for loans, net of unearned from year-end to first quarter end. Due to large-line payoffs, business loans showed a decrease of $3,055,000 while installment loans grew only $66,000. The greatest increase was recorded in real estate loans in the amount of $2,764,000. Credit line loans increased (primarily from home equity lines of credit) nearly $200,000 and overdrafts increased approximately $367,000.

Allowance for Loan Losses:

In making loans, the Company recognizes the fact that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the credit of the security for the loan. The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the Company's portfolio.

Management's determination of the adequacy of the allowance is based, among other things, on estimates of the historical loan loss experience, evaluation of economic conditions in general and in various sectors of the Company's customer base, and periodic reviews of loan portfolio quality by the Company's personnel, and other relevant factors. General reserves will be provided for loans where the ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due, structurally deficient or economically depreciating, and considering the net realizable value of the security of the loan or guarantees, if applicable. Management will continue to monitor the Company's asset quality and will charge off loans against the allowance for loan losses when appropriate or provide specific loss reserves when necessary. Because the allowance is based on assumptions and subjective judgement, it is not necessarily indicative of the actual charge-offs which may ultimately occur.

The Company's allowance for loan losses totaled $1,947,000 at March 31, 1996 as compared to $2,005,000 at December 31, 1995. The resulting ratios of allowance to total loans net of unearned interest were 1.02% and 1.05% for quarter end 1996 and year end 1995, respectively. The amount of loans determined by management that require special attention due to potential weaknesses dropped slightly during the first quarter from $6,700,000 to $6,667,000. Non-accruing loans, expressed as a percentage of total loans net of unearned interest, remained relatively stable at .83% at March 31, 1996 as compared to .79% at December 31, 1995. At its current level, the allowance for loan losses exceeds the regulatory minimum requirement and management believes that the current allowance is adequate to absorb potential losses in the Company's loan portfolio.

Deposits:

Total deposits of the Company increased $1,179,000 since December 31, 1995 to $273,961,000 at quarter end. Total interest bearing accounts grew $1,609,000 in the same time period, of that, savings and interest bearing demand accounts, increased $1,739,000 and $1,052,000, respectively. Offsetting these increases was the decline in total time deposits of $2,431,000 and in demand accounts a drop of $373,000.

Stockholders' Equity:

Total stockholders' equity at March 31, 1996 was $31,811,000 compared to $31,514,000 at year end. First quarter earnings of $907,000 less the change in the unrealized loss on available for sale securities ($391,000) accounts for the major difference in the quarter.

Risk-based capital regulations require all bank holding companies and banks to achieve and maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of Tier 1, or core capital (consisting of stockholders' equity less goodwill). The following table indicates the Company's Tier 1 capital ratio and total capital ratio at March 31, 1996 were 15.57% and 16.17%, respectively. The Company maintained, at March 31, 1996, a leverage ratio of Tier 1 capital to total assets of 9.52% compared to the minimum regulatory requirement of 3.00% required of the strongest companies and banks. In addition, the table indicates that the ratios of the Company's subsidiary bank also well exceed the minimum requirements of the regulation.

        RISK BASED CAPITAL RATIOS & LEVERAGE RATIOS AS OF MARCH 31, 1996


RISK-BASED CAPITAL RATIOS
- -------------------------

                                          The Company             The Bank
                                          -----------             --------
Tier 1 Capital....................     $ 30,618    15.57%     $ 31,959   16.30%
Tier 1 Capital - Minimum Required         7,867     4.00%        7,844    4.00%
                                       --------    ------     --------   ------
Excess............................     $ 22,751    11.57%     $ 24,115   12.30%
                                       ========    ======     ========   ======
Total Capital.....................     $ 31,799    16.17%     $ 33,140   16.90%
Total Capital - Minimum Required         15,735     8.00%       15,687    8.00%
                                       --------    ------     --------   ------
Excess............................     $ 16,064     8.17%     $ 17,453    8.90%
                                       ========    ======     ========   ======
                                       --------    ------     --------   ------

LEVERAGE RATIOS
                                          The Company             The Bank
                                          -----------             --------
Total Tier 1 Capital..............     $ 30,618     9.52%     $ 31,959    9.97%
Minimum Leverage Requirement......        9,645     3.00%        9,616    3.00%
                                       --------    ------     --------   ------
Excess............................     $ 20,973     6.52%     $ 22,343    6.97%
                                       ========    ======     ========   ======
                                       --------    ------     --------   ------
Average Total Assets,
net of all goodwill...............     $321,488               $320,518
                                       ========               ========
                                       --------               --------

                             Results of Operations:


The Company's profitability, like that of many financial institutions, is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans and investments, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. Interest sensitivity is one measure of the vulnerability of earnings to changes in the general level of interest rates. Whenever interest-earning assets reprice to market interest rates at a different pace than interest-bearing liabilities, interest income performance will be affected favorably or unfavorably during periods of changes in general interest rates. Management is unable to predict future changes in market rates and their impact on the Company's profitability. Management believes, however, that the Company's current rate sensitivity position is well matched, indicating the assumption of minimal interest rate risk.

Interest income for the first quarter of 1996 was $6,253,000 compared to $5,523,000 for the same quarter of 1995. Average earning assets grew from $270,501,000 for the first quarter of 1995 to $293,253,000 for the first quarter of 1996.

The average volume of the Company's securities portfolio decreased from $101,840,000 at March 31, 1995 to $97,902,000 at March 31, 1996, resulting in a decline of interest income of approximately $30,000. Funds from maturing investments were reinvested primarily in higher yielding loans.

Interest income from business loans totaled $1,407,000 at March 31, 1996 compared to $1,152,000 at March 31, 1995. This increase was mainly due to an increase in volume during the quarter although the Company experienced large payoffs at quarter end.

Personal loan interest income increased from $1,575,000 at March 31, 1995 to $1,799,000 for the same quarter in 1996 due to the growth in the average volume of personal loans of $6,111,000 (primarily from automobile financing).

An increase in the average volume of real estate loans from $50,966,000 at March 31, 1995 to $59,264,000 at March 31, 1996, coupled with a slight increase in yields from 9.24% to 9.41% during the same period, caused interest income on real estate loans to grow from $1,177,000 to $1,394,000.

Interest expense on deposits for the first quarter of 1996 was $2,669,000 compared to $2,525,000 for the same period in 1995. The average volume of interest bearing deposits grew $8,714,000 while the cost of funds remained relatively the same, only changing .07%.

The resulting net interest income for the quarter ended March 31, 1996 was $3,436,000 compared to $2,944,000 for the same quarter in 1995, a 16.68%
increase.

The provision for loan losses replaces reductions to the allowance for loan losses caused by actual charge-offs and to establish adequate reserves for growth in the loan portfolio. The Company's provision for loan losses for the first quarter of 1996 was $326,000 compared to $93,000 for the same quarter in 1995.

Non-interest income for the first three months of 1996 totaled $1,118,000 as compared to $715,000 in 1995. Quarterly income from deposits service charges increased $103,000 from $528,000 to $631,000. Brokerage fee income also increased $44,000 during the first quarter 1996 as compared to first quarter 1995. In 1996, gains of $15,000 on the sale of securities was recognized while no gains or losses occurred in the same period of 1995.

Non-interest expenses increased $93,000 from $2,718,000 for the first quarter of 1995 to $2,815,000 for 1996. Salaries and employee benefits increased $8,000 over 1995 results, while premises and fixed asset expense grew $60,000, mainly due to renovation of the county branches. Declines in advertising expense of $29,000 and FDIC premiums of $102,000 were offset by increases in computer expense (user fees and maintenance, $18,000), outside services (auditing, accounting, and legal fees, $34,000), and $17,000 in education and seminar expense.

Income before taxes for the quarter ended March 31, 1996 was $1,413,000 compared to $848,000 for the first quarter in 1995. The income tax provision increased between the quarters from $195,000 in 1995 to $506,000 in 1996. The resulting first quarter net income for 1995 was $653,000 compared $907,000 for the same period in 1996. Annualized earnings per share for first quarter 1995 was $1.50, compared to $2.14 for the first quarter 1996.

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

   Lelon Roy Godwin and Mark N. Godwin v. Peoples Bank and Trust Co., et al,
   ------------------------------------------------------------------------
Circuit Court of Autauga County, Alabama, Case No. CV-95-214-D. This case was filed on October 17, 1995. The complaint is based on alleged violations of the Alabama Mini-Code and other provisions of Alabama law relating to collateral protection insurance placed on the Plaintiff's truck. The complaint includes counts for fraud, breach of fiduciary duty, as well as other counts. A jury trial is demanded. The complaint seeks compensatory and punitive damages in an unspecified amount. The complaint also seeks class action status for all individuals against whom charges have been made for the purpose of collateral protection insurance. The Bank denies the allegations of the complaint and denies that class action certification is appropriate.

     William L. Ammons, d/b/a Ammons Construction Company v. Peoples Bank &
     ----------------------------------------------------------------------
Trust Co., Circuit Court of Dallas County, Alabama, Case No. CV-95-295.  This
- ---------
case was filed on October 18, 1995. The Plaintiff, a contractor, was constructing a house for a customer of the Bank who had borrowed construction monies for that purpose. The Bank customer sued the contractor, alleging that he failed to complete the transaction. The contractor now brings this action contending that the Bank owes funds for the construction to him as a third party beneficiary. He further alleges misrepresentation by the Bank and seeks unspecified compensatory and punitive damages. A jury trial is demanded. The Bank denies the allegations of the complaint. This case has been placed on administrative hold by the Court, pending the outcome of the suit between the plaintiff contractor and the Bank's customer.

     Walter Lee McMeans v. The Peoples Bank & Trust Company, et al, Circuit
     -------------------------------------------------------------
Court of Lowndes County, Alabama, Case No. CV-96-26. This case was field on January 9, 1996. The complaint alleges that the Bank, through its loan officers, made representations to plaintiff concerning credit life insurance on or about November 16, 1990, and subsequently placed collateral protection insurance on the plaintiff's property at unconscionable costs. The Complaint avers that the actions constitute fraud of various types, and negligence and wanton supervision. Unspecified compensatory and punitive damages are claimed and a jury trial is demanded. The Bank has not had an opportunity to fully evaluate the nature of the claims on which this Complaint is based, but the loan officers deny that any misrepresentations were made to the plaintiff.

     Edward Thomas v. The Peoples Bank and Trust Company, et al, Circuit Court
     ----------------------------------------------------------
of Mobile County, Alabama, Case No. CV-96-000193. This case was filed on January 16, 1996. The complaint was amended on March 9, 1996. The plaintiff alleges various causes of action against the codefendants with respect to the application and breach of contract. The complaint claims various injuries and damages in an unspecified amount. As to the Bank, the complaint alleges that the Bank negligently or wantonly failed to honor a check for a life insurance premium when it was presented for payment. The Bank denies that it wrongfully returned the check or is otherwise liable to the plaintiff in any manner.

     The Peoples Bank and Trust Company v. Stephen Limbaugh and Lisa C. Miller,
     -------------------------------------------------------------------------
Circuit Court of Autauga County, Alabama, Case No. CV-96-071-B. This suit was filed to collect an indebtedness on a repossessed automobile. The Defendants have filed a Counterclaim alleging that the vehicle was wrongfully repossessed, and claiming unspecified compensatory and punitive damages. The Counterclaim was initially filed in the District Court, having a limited jurisdiction. It was amended March 12, 1996, to claim damages in the unspecified amount and transferring the case to the Circuit Court, which does not have the damage limitations of the District Court. The facts of the case are being investigated, and it is too early to determine the Bank's position.

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

                                    The Peoples BancTrust Company, Inc.
                                              (Registrant)


/s/ Richard P. Morthland
__________________________________
Richard P. Morthland, President


/s/ Virginia L. Sellers
__________________________________
Virginia L. Sellers, Treasurer