Form 10-Q
period 1996-06-30
PEOPLES BANCTRUST CO INC
filed 1996-08-14
CIK 762128

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


For Quarter Ended ........................................June 30, 1996

Commission file number ........................................ 0-13653

                      THE PEOPLES BANCTRUST COMPANY, INC.
            (Exact name of registrant as specified in its charter)


Alabama .................................................... 63-0896239
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification No.)

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

Yes       X       No
    ------------     ------------

          As of the close of business on June 30, 1996, 1,693,694 shares of registrant's Common Stock, par value $.10 per share, were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

              THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   In Thousands
                                               6/30/96     12/31/95
                                             (Unaudited)
ASSETS:

      Cash and due from banks                  $ 16,226    $ 14,414

      Federal funds sold and securities
          purchased under agreement to sell       5,466       4,187
                                               --------    --------

      Total cash and cash equivalents            21,692      18,601

      Securities available for sale              92,163      97,587


      Loans, net of unearned income             198,454     191,132

      Allowance for loan losses                  (2,285)     (2,005)
                                               ---------   ---------

      Net loans                                 196,169     189,127

      Premises and equipment                      5,817       5,962

      Other assets                                7,133       7,034
                                               --------    --------

              Total assets                     $322,974    $318,311
                                               ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
      Noninterest-bearing deposits             $ 42,312    $ 43,757

      Interest-bearing deposits                 227,141     229,025
                                               --------    --------

              Total deposits                    269,453     272,782

      Federal funds purchased and                12,930       5,019
          securities sold under
          agreement to repurchase

      Other borrowed funds                        6,018       6,216

      Other liabilities                           2,499       2,780
                                               --------    --------

               Total liabilities                290,900     286,797

      Common stock                                  178         178

      Additional paid-in capital                  7,059       7,059

      Treasury stock                             (1,287)     (1,287)

      Retained earnings                          27,078      25,786

      Net unrealized loss on securities            (954)       (222)
          available for sale                   ---------   ---------

              Total stockholders' equity         32,074      31,514
                                               --------    --------

      Total liabilities and stockholders'      $322,974    $318,311
          equity                               ========    ========

See Notes to the Unaudited Consolidated Financial Statements.

              THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                   In thousands,                    In thousands,
                                                    except share                    except share
                                                   and per share                    and per share
                                                        data                             data
                                                    (Unaudited)                      (Unaudited)

                                             THREE MONTHS ENDED JUNE 30       SIX MONTHS ENDED JUNE 30

                                                1996            1995             1996           1995

Interest and fees on loans                 $   5,111       $   4,442        $   9,872      $   8,478

Interest  and dividends on                     1,349           1,441            2,743          2,865
    Investment securities

Other interest income                            129             278              227            123
                                           ---------       ---------        ---------      ---------
      Total interest income                    6,589           6,161           12,842         11,466
                                           ---------       ---------        ---------      ---------
Interest on deposits                           2,691           2,707            5,360          5,230

Interest on borrowed funds                        91              31              239             85
                                           ---------       ---------        ---------      ---------
      Total interest expense                   2,782           2,738            5,599          5,315
                                           ---------       ---------        ---------      ---------

      Net interest income                      3,807           3,423            7,243          6,151


Provision for loan losses                        723             214            1,049            307
                                           ---------       ---------        ---------      ---------

Net interest income after
    provision for loan losses                  3,084           3,209            6,194          5,844

Net securities gains                               6              22               21             22

Other income                                     790             698            1,893          1,629

Other expense                                  2,672           2,776            5,487          5,494
                                           ---------       ---------        ---------      ---------
      Income before income taxes               1,208           1,153            2,621          2,001

Provision for income taxes                       383             344              889            539
                                           ---------       ---------        ---------      ---------
      Net  income                          $     825       $     809        $   1,732      $   1,462
                                           =========       =========        =========      =========
Weighted average number of                 1,693,694       1,743,838        1,693,694      1,743,838
 shares outstanding                        =========       =========        =========      =========

Net income per share                       $    0.48       $    0.46        $    1.02      $    0.84
                                           =========       =========        =========      =========
Dividends per share                        $    0.13       $    0.12        $    0.13      $    0.24
                                           =========       =========        =========      =========

See Notes to the Unaudited Condensed Consolidated Financial Statements

               THE PEOPLES BANCTRUST COMPANY, INC. SELMA, ALABAMA
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                             In Thousands
                                                             ------------
                                                           Six months ended
                                                                June 30
                                                           1996         1995
                                                       -------------------------
                                                              (UNAUDITED)
Net cash (used in) provided by                         $  (7,875)     $  3,946
 operating activities                                  ---------      --------

  Cash flows from investing activities:

    Proceeds from sales of investment securities                           130

    Proceeds from maturities and calls of
       investment securities                                             3,000

    Proceeds from sales of securities available for sale   7,291         3,733

    Proceeds from maturities and calls of securities       5,569         7,519
       available for sale

    Purchase of investment securities                                   (2,999)

    Purchases of securities available for sale           (14,456)         (818)

    Net increase in loans                                 (8,091)      (14,804)

    Purchases of bank premises and equipment                (405)         (288)

    Proceeds from sale of equipment                       17,113
                                                        --------      --------
      Net cash provided by (used in) investing activities  7,021        (4,527)
                                                        --------      --------

  Cash flows from financing activities:

    Net (decrease) increase in deposits                   (3,328)          815

    Net increase (decrease) in borrowed funds              7,713        (5,415)

    Dividends paid                                          (440)         (420)
                                                        --------      --------

      Net cash provided by (used in) financing activities  3,945        (5,020)
                                                        --------      --------


      Net increase (decrease) in cash and cash equivalents 3,091        (5,601)

  Cash and cash equivalents at beginning of period        18,601        23,182
                                                        --------      --------

  Cash and cash equivalents at June 30                  $ 21,692      $ 17,581
                                                        ========      ========

Supplemental disclosure of cash flow information:

   Cash paid during the period for:

   Interest                                             $  5,599      $  5,067

   Taxes                                                     888           225

See Notes to the Unaudited Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)

Accounting Policies:

The accompanying unaudited consolidated financial statements of The Peoples BancTrust Company, Inc. (the "Company") and its subsidiary, The Peoples Bank and Trust Company, have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All interim amounts are subject to year-end audit, and the results of operations for the interim periods herein are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities:

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. This statement distinguishes between transfers that are sales and those that are secured borrowings.

SFAS No. 125 also provides implementation guidance for assessing isolation of transferred assets and for accounting for transfers of partial interests, servicing of financial assets, securitizations, transfers of sales-type and direct financing lease receivables, securities lending transactions, repurchase agreements, loan syndications and participations, risk participations in banker's acceptances, factoring arrangements, transfers of receivables with recourse, and extinguishments of liabilities.

This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. Management does not believe that the adoption of SFAS No. 125 will have a material impact on the Company's financial statements.

Accounting for Long-Lived Assets:

In March 1995, the Financial Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by the entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset, an impairment loss is recognized. This statement also requires that long-lived assets and certain intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company adopted SFAS No. 121 as of January 1, 1996. The adoption of SFAS No. 121 did not have a material impact on the Company's financial statements.

The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," in October 1995. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, SFAS No. 123 allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in Opinion No. 25 must make proforma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Most fixed stock option plans have no intrinsic value at grant date, and under APB Opinion No. 25, no compensation cost is recognized for them.

The Company adopted SFAS No. 123 as of January 1, 1996.   In connection
therewith, the Company has elected to continue to measure compensation cost for its stock option plan under the provisions in APB Opinion No. 25. The adoption of SFAS No. 123 did not have a material impact on the Company's financial statements.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                   General:

The following analysis focuses on the financial condition of The Peoples BancTrust Company, Inc. (the "Company"), and should be read in conjunction with the consolidated financial statements included in this report.

                             Financial Condition:

Total consolidated assets of the Company and its subsidiary, The Peoples Bank and Trust Company (the "Bank"), totaled $322,974,000 at June 30, 1996, an increase of $4,663,000 from the December 31, 1995 total of $318,311,000. Earning assets increased $2,897,000 during the first half of 1996, from $290,901,000 to $293,798,000.

Investments:

The Company's total securities portfolio decreased during the first half of 1996 from $97,587,000 at December 31, 1995 to $92,163,000 at June 30, 1996. This
decline was primarily due to a rise in loan demand.

At year end 1995 and at June 30, 1996, the entire securities portfolio was classified as "available for sale" resulting in the portfolio being marked- to-market. At December 31, 1995, the portfolio had a net unrealized loss of $222,000, as compared to a net unrealized loss of $954,000 at June 30, 1996.

The yield curve steepened considerably during the first half of this year, with short term (1-5 years) interest rates increasing over 100 basis points. The net unrealized loss increase of $732,000 within the securities portfolio was primarily due to such increase.

Short Term Investments:

Short-term investments (primarily federal funds and securities purchased under agreement to resell) increased $1,279,000. Management constantly monitors these funds seeking alternative uses to enhance interest income.

Loans:

Loans, net of unearned income, increased $7,322,000 from year-end to the second quarter end. An increase of $353,000 in outstanding business loans is not believed to have been attributable to any one factor or category.

The residential real estate portfolio increased during the six months ended June 30, 1996 approximately $2,000,000 primarily due to competitive pricing and short term fixed rate mortgage products currently offered. However, construction loans decreased approximately $1,800,000. The commercial real estate portfolio increased approximately $4,000,000 primarily as a result of competitive pricing and a generally positive economy in the Bank's lending areas. Strong increases in retail sales and lower unemployment figures contributed to increased consumer and commercial loans of $67,503,000 and $62,262,000, respectively.

Allowance for Loan Losses:

In making loans, the Company recognizes the fact that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made and the creditworthiness of the borrower and the collateral for the loan. The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the Company's portfolio.

Management's determination of the adequacy of the allowance is based, among other things, on estimates of the historical loan loss experience, evaluation of economic conditions in general and in various sectors of the Company's customer base, and periodic reviews of loan portfolio quality by the Company's personnel, and other relevant factors. General reserves will be provided for loans where the ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due, structurally deficient or economically depreciating, and considering the net realizable value of the security of the loan or guarantees, if applicable. Management will continue to monitor the Company's asset quality and will charge off loans against the allowance for loan losses when appropriate, or provide specific loss reserves when necessary. Because the allowance is based on assumptions and subjective judgement, it is not necessarily indicative of the actual charge-offs which may ultimately occur.

The Company's allowance for loan losses totaled $2,285,000 at June 30, 1996 as compared to $2,005,000 at December 31, 1995. The resulting ratios of allowance to total loans net of unearned interest were 1.15% and 1.05% for the first half of 1996 and year end 1995, respectively. The amount of loans determined by management that require special attention due to potential weaknesses during the first half of the year decreased from $6,700,000 to $5,581,000. Non-accruing loans, expressed as a percentage of total loans net of unearned interest, decreased to .51% at June 30, 1996 from .79% at December 31, 1995. Management believes that the current allowance is adequate to absorb potential losses in the Company's loan portfolio.

Deposits:

Total deposits of the Company decreased $3,329,000 since December 31, 1995 to $269,453,000 at the end of the second quarter. Interest bearing accounts decreased a net of $1,884,000, while demand deposits decreased $1,445,000 during the first half of the year. Management has analyzed the deposit decrease and is of the opinion that it represents normal cyclical fluctuations with no real growth recorded for the first six months of 1996.

Liquidity:

Due to an increase in loan demand and a decrease in deposits there was periodically a need for short term borrowing.

Stockholders' Equity:

Total stockholders' equity at June 30, 1996 was $32,074,000 compared to $31,514,000 at year end. Earnings through the second quarter of $1,732,000 less the change in the unrealized loss on available for sale securities ($732,000) accounted for the increase at the end of the second quarter.

Risk-based capital regulations require all bank holding companies and banks to achieve and maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of Tier 1, or core capital (consisting of stockholders' equity less goodwill). The following table indicates the Company's Tier 1 capital ratio and total capital ratio at June 30, 1996 were 15.21% and 14.56%, respectively. The Company maintained, at June 30, 1996, a leverage ratio of Tier 1 capital to total assets of 10.48% compared to the minimum regulatory requirement of 3.00% required of the strongest companies and banks. In addition, the table indicates that the Bank's ratios also well exceeded minimum regulatory requirements.

        RISK BASED CAPITAL RATIOS & LEVERAGE RATIOS AS OF JUNE 30, 1996

RISK-BASED CAPITAL RATIOS
- -------------------------

                                          The Company           The Bank
                                          -----------           --------
Tier 1 Capital                        $ 33,566     15.21%   $ 32,417   14.56%

Tier 1 Capital - Minimum Required        8,816      4.00%      8,905    4.00%
                                      --------      ----    --------   -----

Excess                                $ 24,750     11.21%   $ 23,512    10.56%
                                      ========     =====    ========    =====


Total Capital                           34,891     15.82%   $ 34,702    15.59%

Total Capital - Minimum Required        17,632      8.00%     17,810     8.00%
                                      --------     ------   --------    ------

Excess                                  17,259      7.82%   $ 16,892     7.59%
                                      ========     =====    ========    =====

LEVERAGE RATIOS

                                          The Company           The Bank
                                          -----------           --------

Total Tier 1 Capital                  $ 33,566     10.48%   $ 32,417    10.15%

Minimum Leverage Requirement             9,609      3.00%      9,580     3.00%

Excess                                $ 23,957      7.48%   $ 22,837     7.15%
                                      ========     =====    ========    =====

Average Total Assets,
net of all goodwill                   $320,299              $319,328
                                      ========              ========

                             Results of Operations:

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

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

Interest income for the second quarter of 1996 was $6,589,000 compared to $6,161,000 for the same quarter of 1995. Average earning assets grew from $271,182,000 for the second quarter of 1995 to $293,798,000 for the second quarter of 1996.

The average volume of the Company's securities portfolio decreased from $99,401,000 at June 30, 1995 to $91,778,000 at June 30, 1996, resulting in a decline of interest income of approximately $92,000. Funds from maturing investments were reinvested primarily in higher yielding loans.

Interest income from business loans totaled $1,744,000 at June 30, 1996 compared to $1,261,000 at June 30, 1995. This increase was mainly due to an increase in volume during the quarter.

Personal loan interest income increased from $1,683,000 at June 30, 1995 to $1,792,000 for the same quarter in 1996 due to the growth in the average volume of personal loans.

An increase in the average volume of real estate loans from $52,334,000 at June 30,1995 to $61,396,000 at June 30, 1996, coupled with a slight increase in yields during the same period, caused interest income on real estate loans to grow from $1,372,000 to $1,416,000.

Interest expense on deposits for the second quarter of 1996 was $2,691,000 compared to $2,707,000 for the same period in 1995. The average volume of interest bearing deposits grew $7,356,000 which was offset by a decline in cost of funds.

The resulting net interest income for the quarter ended June 30, 1996 was $2,782,000 compared to $2,738,000 for the same quarter in 1995.

The provision for loan losses replaces reductions to the allowance for loan losses caused by actual charge-offs and to establish adequate reserves for growth in the loan portfolio. The Company's provision for loan losses for the first quarter of 1996 was $723,000 compared to $214,000 for the same quarter in 1995.

Non-interest income for the second quarter of 1996 totaled $796,000 as compared to $720,000 in 1995. Quarterly income from deposit service charges increased $69,000, from $526,000 to $595,000 along with an increase in credit life commissions of $13,000. These increases were the result of an increase in the volume of loans written. Brokerage fee income was the same during the second quarter 1996 as compared to second quarter 1995.

Non-interest expenses decreased $104,000, from $2,776,000 for the second quarter of 1995 to $2,672,000 for 1996. Salaries and employee benefits increased $35,000 over 1995, premises and fixed asset expense increased $27,000, and computer expense/automations increased $31,000. These increases were offset by declines in advertising expense / public relations of $25,000, outside services (auditing, accounting, and legal fees) of $20,000, and FDIC premiums of $139,000.

Income before taxes for the quarter ended June 30, 1996 was $1,208,000 compared to $1,153,000 for the second quarter in 1995. The income tax provision increased between the quarters, from $344,000 in 1995 to $383,000 in 1996. The resulting second quarter net income for 1995 was $809,000, compared to $825,000 for the same period in 1996. Annualized earnings per share for the second quarter 1995 was $1.84, compared to $1.92 for the second quarter 1996.


Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

Interest income for the first half of 1996 totaled $12,842,000, compared to $11,466,000 for the first half of 1995. The increase of $1,376,000 was due to increased loan volume, which was funded primarily through a decrease in investment securities.

Interest income and dividends on the Company's investment securities for the six months ended June 30, 1996 were $2,743,000, compared to $2,865,000 for the same six month period in 1995. Average yields on investment securities increased from 5.70% at June 30, 1995 to 5.95% at June 30, 1996 but were offset by a decline in volume in investment securities.

Interest income on the Company's loans grew from $8,478,000 for the first half of 1995 to $9,872,000 for the same period in 1996. Through June 30, 1996, the average volume of loans was $191,972,000. The average yields on loans increased from 10.23% at June 30, 1995 to 11.91% at June 30, 1996.

Interest expense on deposits through June 30, 1996 totaled $5,360,000, compared to $5,230,000 through June 30, 1995. The average volume of interest-bearing deposits increased from $221,665,000 for the six months ended June 30, 1995 to $228,700,000 for the six months ended June 30, 1996. The average cost of the Company's deposits decreased from 4.72% through June 30, 1995 to 4.62% through June 30, 1996.

The resulting net interest income for the six months ended June 30, 1996 was $7,243,000, compared to $6,151,000 in 1995.

For the six months ended June 30, 1996, the provision for loan losses totaled $1,049,000, compared to $307,000 for the same period in 1995. See "-- Financial Condition -- Allowance for Loan Losses" above.

For the first half of 1996, non-interest income, excluding gains on the sale of securities, increased $264,000 from $1,629,000 for the six months ended June 30, 1995 to $1,893,000 for the six months ended June 30, 1996. An increase of $171,000 was noted in deposit service charges along with increases in credit life commissions of $9,000 and brokerage department fees of $45,000.

Non-interest expense through June 30, 1996 totaled $5,487,000, a decrease of $7,000 from last year.

Income before taxes for the six months ended June 30, 1996 totaled $2,621,000, compared to $2,001,000 for the same period in 1995. The 1996 income tax provision was $889,000, compared to $539,000 in 1995 due to increased income. The resulting net income through June 30, 1996 of $1,732,000 was $270,000 more than the six months ended June 30, 1995 net income of $1,462,000. Income per share increased from $.84 to $1.02.

Recent Development

In the second quarter, 1996, Loan Express, Inc. was formed as a Bank subsidiary. For funding purposes, the Bank established a line of credit to Loan Express, Inc. in the amount of $1,000,000. Loan Express makes consumer loans which are collateralized by consumer goods and real estate. As of June 30, 1996, Loan Express had $434,000 in outstanding consumer loans.

                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

       Management currently is not aware of any material legal proceedings to which the Company or the Bank is a party or to which any of their property is subject, except as follows:

       1.  Lelon Roy Godwin and Mark N. Godwin v. Peoples Bank and Trust Co.,
           ------------------------------------------------------------------
et al, Circuit Court of Autauga County, Alabama, Case No. CV-95-214-D. This case
- -----
was filed on October 17, 1995. The complaint is based on alleged violations of the Alabama Mini-Code and other provisions of Alabama law relating to collateral protection insurance placed on the Plaintiffs' truck. The complaint includes counts for fraud, breach of fiduciary duty, as well as other counts. A jury trial is demanded. The complaint seeks compensatory and punitive damages in an unspecified amount. The complaint also seeks class action status for all individuals against whom charges have been made for the purchase of collateral protection insurance. The Bank denies the allegations of the complaint and denies that class action certification is appropriate.

       2.  William L. Ammons, d/b/a Ammons Construction Company v. Peoples Bank
           --------------------------------------------------------------------
& Trust Co., Circuit Court of Dallas County, Alabama, Case No. CV-95-295. This
- -----------
case was filed on October 18, 1995. The Plaintiff, a contractor, was constructing a house for a customer of the Bank who had borrowed construction monies for that purpose. The Bank customer sued the contractor, alleging that he failed to complete the construction. The contractor now brings this action contending that the Bank owes funds for the construction to him as a third party beneficiary. He further alleges misrepresentation by the Bank and seeks unspecified compensatory and punitive damages. A jury trial is demanded. The Bank denies the allegations of the complaint. The owner and contractor are in separate litigation over the same issues, and this case has been put on administrative hold pending the outcome of that case.

       3.  Walter Lee McMeans v. The Peoples Bank & Trust Company, et al,
           -------------------------------------------------------------
Circuit Court of Lowndes County, Alabama, Case No. CV-96-26. This case was filed on January 9, 1996. The complaint alleges that the Bank, through its loan officers, made representations to the Plaintiff concerning credit life insurance on or about November 16, 1990, and subsequently placed collateral protection insurance on the plaintiff's property at unconscionable costs. The complaint avers that the actions constitute fraud of various types, and negligence and wanton supervision. Unspecified compensatory and punitive damages are claimed and a jury trial is demanded. The Bank moved for a change of venue, and the case has been transferred to Butler County, Alabama. The loan officers deny that any misrepresentations were made to the Plaintiff. No discovery from the Plaintiff has yet taken place to determine the nature and extent of his claims.

       4.  Edward Thomas v. The Peoples Bank and Trust Company, et al, Circuit
           ----------------------------------------------------------
Court of Mobile County, Alabama, Case No. CV-96-000193. This case was filed on January 16,

1996. The complaint was amended on March 9, 1996. The plaintiff alleges various causes of action against the codefendants with respect to the application for and purchase of a life insurance policy, including fraudulent misrepresentation and breach of contract. The complaint claims various injuries and damages in an unspecified amount. As to the Bank, the complaint alleges that the Bank negligently or wantonly failed to honor a check for a life insurance premium when it was presented for payment. The Bank denies that it wrongfully returned the check or is otherwise liable to the plaintiff in any manner. The case has been transferred to Conecuh County, Alabama. The Plaintiff's deposition is being scheduled, to determine the details of his allegations.

       5.  The Peoples Bank and Trust Company v. Stephen Limbaugh and Lisa C.
           ------------------------------------------------------------------
Miller, Civil Action No. CV-96-071-B, in the Circuit Court of Autauga County,
- ------
Alabama. This suit was filed by the Bank to collect an indebtedness on a repossessed automobile. The Defendants filed a counterclaim alleging that the vehicle was wrongfully repossessed, and claiming unspecified compensatory and punitive damages. The counterclaim was initially filed in the District Court, having a limited jurisdiction. It was amended by the Defendants on March 12, 1996, to claim damages in an unspecified amount and transferring the case to the Circuit Court, which does not have the damage limitations of the District Court. No discovery from the Plaintiff has taken place.

Item 4.    Submission of Matters to a Vote of Security Holders.

On April 9, 1996 the Company held its Annual Meeting of Shareholders at which the following matters were considered and voted on:

Proposal I - Election of Directors

NOMINEES                             FOR                WITHHELD
- --------                             ---                --------
Julius R. Brown                   1,412,950                2,537
Clyde B. Cox, Jr.                 1,415,487                  561
Harry W. Gamble, Jr.              1,415,487                  561
Ted M. Henry                      1,415,487                  561
Elam P. Holley, Jr.               1,415,487                  561
A.D. Lovelady                     1,415,487                  561
James A. Minter, III              1,415,487                  561
Richard P. Morthland              1,415,487                  561
C. Ernest Smith                   1,415,487                  561
Julius E. Talton, Sr.             1,413,390                2,097

There were no abstentions or broker non-votes.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        The Peoples BancTrust Company, Inc.
                                                    Registrant


            Date: August 14, 1996       /s/ Richard P. Morthland
                  ---------------       ----------------------------------------
                                        Richard P. Morthland, President


            Date: August 14, 1996       /s/ Virginia L. Sellers
                  ---------------       ----------------------------------------
                                        Virginia L. Sellers, Treasurer
                                        (Principal Financial Officer)