Form 10-Q
period 1996-09-30
PEOPLES BANCTRUST CO INC
filed 1996-11-14
CIK 762128

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended..........................................   September 30, 1996

Commission file number.....................................              0-13653

                      THE PEOPLES BANCTRUST COMPANY, INC.
             (Exact name of registrant as specified in its charter)

Alabama....................................................           63-0896239
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

Yes       X       No
    ------------     -------

     As of the close of business on September 30, 1996, 1,693,694 shares of registrant's Common Stock, par value $.10 per share, were outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               THE PEOPLES BANCTRUST COMPANY, INC. SELMA, ALABAMA
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                               In Thousands

                                             9/30/96    12/31/95
                                           (Unaudited)

ASSETS:

 Cash and due from banks                    $ 16,388    $ 14,414

 Federal funds sold and securities             3,709       4,187
  purchased under agreement to sell         --------     -------

 Total cash and cash equivalents              20,097      18,601

 Securities available for sale                79,650      97,587

 Loans, net of unearned income               203,998     191,132

 Allowance for loan losses                    (2,359)     (2,005)
                                            --------    --------
 Net loans                                   201,639     189,127

 Premises and equipment                        5,771       5,962

 Other assets                                  7,498       7,034
                                            --------    --------

          Total assets                      $314,655    $318,311
                                            ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

 Noninterest-bearing deposits               $ 42,490    $ 43,757

 Interest-bearing deposits                   225,307     229,025
                                            --------    --------

          Total deposits                     267,797     272,782

 Federal funds purchased and securities        4,676       5,019
  sold under agreement to repurchase

 Other borrowed funds                          6,439       6,216

 Other liabilities                             2,802       2,780
                                            --------    --------

          Total liabilities                  281,714     286,797

 Common stock                                    178         178

 Additional paid-in capital                    7,059       7,059

 Treasury stock                               (1,287)     (1,287)

 Retained earnings                            27,740      25,786

 Net unrealized loss on securities              (749)       (222)
  available for sale                        --------    --------

          Total stockholders' equity          32,941      31,514
                                            --------    --------

 Total liabilities and stockholders'        $314,655    $318,311
  equity                                    ========    ========

See Notes to the Unaudited Consolidated Financial Statements.

              THE PEOPLES BANCTRUST COMPANY, INC.,  SELMA, ALABAMA
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                   In thousands except share           In thousands except share
                                                       and per share data                 and per share data
                                                         (Unaudited)                         (Unaudited)

                                               THREE MONTHS ENDED SEPTEMBER  30   NINE MONTHS ENDED SEPTEMBER  30
                                               --------------------------------   -----------------------------------
                                                     1996              1995              1996             1995

Interest and fees on loans                       $    5,032       $    4,893        $   14,904       $   13,371

Interest  and dividends on
 Investment securities                                1,268            1,277             4,011            4,142


Other interest income                                    82              121               309              244
                                                 ----------       ----------        ----------       ----------

     Total interest income                            6,382            6,291            19,224           17,757
                                                 ----------       ----------        ----------       ----------

Interest on deposits                                  2,549            2,713             7,910            7,941

Interest on borrowed funds                              284               55               522              140
                                                 ----------       ----------        ----------       ----------

      Total interest expense                          2,833            2,768             8,432            8,081
                                                 ----------       ----------        ----------       ----------

      Net interest income                             3,549            3,523            10,792            9,676

Provision for loan losses                               368              345             1,417              653
                                                 ----------       ----------        ----------       ----------

Net interest income after
    provision for loan losses                         3,181            3,178             9,375            9,023

Net securities gains                                     21                5                42               27

Other income                                            829              805             2,722            2,433

Other expense                                         2,829            2,660             8,316            8,154
                                                 ----------       ----------        ----------       ----------

      Income before income taxes                      1,202            1,328             3,823            3,329

Provision for income taxes                              320              505             1,209            1,044
                                                 ----------       ----------        ----------       ----------

      Net  income                                $      882       $      823        $    2,614       $    2,285
                                                 ==========       ==========        ==========       ==========

Weighted average number of shares                 1,693,694        1,719,560         1,693,694        1,735,656
 outstanding                                     ==========       ==========        ==========       ==========

Net income per share                             $     0.52       $     0.48        $     1.54       $     1.32
                                                 ==========       ==========        ==========       ==========

Dividends per share                              $     0.13       $     0.13        $     0.39       $     0.37
                                                 ==========       ==========        ==========       ==========

See Notes to the Unaudited Condensed Consolidated Financial Statements

              THE PEOPLES BANCTRUST COMPANY, INC. SELMA, ALABAMA
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                           In Thousands
                                                                           ------------

                                                                   Nine months ended September 30,

                                                                       1996             1995
                                                                       ----             ----

                                                                           (UNAUDITED)

Net cash provided by operating activities                             $  4,315         $  3,918
                                                                      --------         --------

  Cash flows from investing activities:

    Proceeds from sales of investment securities                             0              197

    Proceeds from maturities and calls
     of investment securities                                                0           11,808

    Proceeds from sales of securities available for sale                16,348            4,526

    Proceeds from maturities and calls
     of securities available for sale                                   25,897            3,315

    Purchases of investment securities                                       0           (5,999)

    Purchases of securities available for sale                         (25,137)          (1,014)

    Net increase in loans                                              (13,575)         (25,863)

    Purchases of bank premises and equipment                              (604)            (718)

    Proceeds from sale of equipment                                         17                0
                                                                      --------         --------

        Net cash provided by (used in) investing activities              2,946          (13,748)

    Cash flows from financing activities:

        Net increase (decrease) in deposits                             (4,985)           5,445

    Purchases of treasury stock                                              0             (807)

    Net increase (decrease) in borrowed funds                             (120)           2,435

    Dividends paid                                                        (660)            (645)
                                                                      --------         --------

        Net cash provided by (used in) financing activities             (5,765)           6,428
                                                                      --------         --------

        Net increase (decrease) in cash and cash equivalents             1,496           (3,402)

    Cash and cash equivalents at beginning of period                    18,601           23,182
                                                                      --------         --------

    Cash and cash equivalents at September 30                         $ 20,097         $ 19,780
                                                                      ========         ========


Supplemental disclosure of cash flow information:

   Cash paid during the period for:

  Interest                                                            $  8,432         $  7,419

   Taxes                                                                 1,625              510

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

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities:

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. This statement distinguishes between transfers that are sales and those that are secured borrowings.

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

Accounting for Stock-Based Compensation:

The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", in October 1995. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, SFAS No. 123 allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting in Opinion No. 25 must make proforma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

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

Financial Condition:

Total consolidated assets of the Company and its subsidiary, The Peoples Bank and Trust Company (the "Bank"), totaled $314,655,000 at September 30, 1996, a decrease of $3,656,000 from the December 31, 1995 total of $318,311,000. Earning assets decreased $5,903,000 during the first three quarters of 1996, from $290,901,000 to $284,998,000.

Investments:

The Company's total securities portfolio decreased during the first three quarters of 1996 from $97,587,000 at December 31, 1995 to $79,650,000 at
September 30, 1996. This decline was needed to fund a rise in loan demand and a decrease in deposits.

At year end 1995 and at September 30, 1996, the entire securities portfolio was classified as "available for sale" resulting in the portfolio being marked- to-market. At December 31, 1995, the portfolio had a net unrealized loss of $222,000, as compared to a net unrealized loss of $749,000 at September 30, 1996.

The yield curve steepened considerably during the first nine months of this year, with short term (1-5 years) interest rates increasing over 100 basis points. The net unrealized loss increase of $527,000 within the securities portfolio was primarily due to such increase in rates.

Short Term Investments:

Short-term investments (primarily federal funds and securities purchased under agreement to resell) decreased $478,000. Management constantly monitors these funds seeking alternative uses to enhance interest income.

Loans:

Loans, net of unearned income, increased $12,866,000 from year-end to the third quarter end. An increase of $3,760,000 in business loans is attributable to active solicitation of commercial borrowings in all three lending areas. Two large commercial loan requests were approved since December 1985 and are secured by highly liquid assets. Real estate loans increased $7,996,000 with concentrations in both single and multi-family first mortgages and commercial real estate. Three substantial commercial requests were granted for the purpose of both real estate acquisition and land development ventures.

Consumer loans remained relatively flat. Growth may continue to be restricted as the Bank tightens its credit standards in response to the increasing consumer loan losses and personal bankruptcies that the entire financial industry is currently experiencing.

Allowance for Loan Losses:

In making loans, the Company recognizes the fact that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made and the creditworthiness of the borrower and the collateral of the security for the loan. The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the Company's portfolio.

Management's determination of the adequacy of the allowance is based, among other things, on estimates of the historical loan loss experience, evaluation of economic conditions in general and in various sectors of the Company's customer base, and periodic reviews of loan portfolio quality by the Company's personnel, and other relevant factors. Generally reserves will be provided for loans where the ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due, structurally deficient or economically depreciating, and considering the net realizable value of the security of the loan or guarantees, if applicable. Management will continue to monitor the Company's asset quality and will charge off loans against the allowance for loan losses when appropriate or provide specific loss reserves when necessary. Because the allowance is based on assumptions and subjective judgement, it is not necessarily indicative of the actual charge-offs which may ultimately occur.

The Company's allowance for loan losses totaled $2,359,000 at September 30, 1996, as compared to $2,005,000 at December 31, 1995. The resulting ratios of allowance to total loans net of unearned interest were 1.16% and 1.05% as of September 30, 1996 and December 31, 1995, respectively. The amount of loans determined by management that require special attention due to potential weaknesses increased from $6,700,000 at year end 1995 to $11,808,000 at September 30, 1996. Much of this increase is concentrated in agricultural loans and is attributable to a disastrous cotton production year in 1995. The Bank expects an improvement in these loans' status due to improved production in 1996. Following a national trend, the past due level of consumer loans increased slightly to 3.3% of the outstanding balance at September 30, 1996, and the majority of loan losses experienced this year have resulted from consumer loans. Non-accruing loans, expressed as a percentage of total loans net of unearned interest, increased from .79% at year end 1995 to .93% at September 30, 1996. Management believes that the current allowance is adequate to absorb potential losses in the Company's loan portfolio.

Deposits:

Total deposits of the Company decreased $4,985,000 from December 31, 1995 to $267,797,000 at the end of the third quarter. Interest bearing accounts decreased a net of $3,571,000, while demand deposits decreased $1,141,000 during the first nine months of 1996. Management has analyzed the deposit decrease and is of the opinion that it represents normal cyclical fluctuations with no real growth recorded for the first nine months.

Liquidity:

Due to an increase in loan demand and a decrease in deposits, there was periodically a need for short term borrowing.

Stockholders' Equity:

Total stockholders' equity at September 30, 1996 was $32,941,000 compared to $31,514,000 at year end. The increase is attributable to earnings for the period offset by dividends of $660,000 and the change in the unrealized loss on available for sale securities ($527,000).

Risk-based capital regulations require all bank holding companies and banks to achieve and maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of Tier 1, or core capital (consisting of stockholders' equity less goodwill). The following table indicates the Company's Tier 1 capital ratio and total capital ratio at September 30, 1996 were 15.73% and 16.81%, respectively. The Company maintained, at September 30, 1996, a leverage ratio of Tier 1 capital to total assets of 10.79% compared to the minimum regulatory requirement of 3.00% required of the strongest companies and banks. In addition, the table indicates that the ratios of the Bank also well exceed the minimum requirements of the regulation.

     RISK BASED CAPITAL RATIOS & LEVERAGE RATIOS AS OF SEPTEMBER 30, 1996


RISK-BASED CAPITAL RATIOS
-------------------------

                                           The Company           The Bank
                                           -----------           --------

Tier 1 Capital........................  $34,244    15.73%     $32,910    15.13%

Tier 1 Capital - Minimum Required.....    8,710     4.00%       8,701     4.00%
                                        -------    -----      -------    -----

Excess................................  $25,534    11.73%     $24,209    11.13%
                                        =======    =====      =======    =====


Total Capital.........................  $36,603    16.81%     $35,269    16.21%

Total Capital - Minimum Required......   17,420     8.00%      17,402     8.00%
                                        -------    -----      -------    -----

Excess................................  $19,183     8.81%     $17,867     8.21%
                                        =======    =====      =======    =====

Total Risk Based Assets                      $217,748              $217,528
                                             ========              ========

LEVERAGE RATIOS

                                           The Company           The Bank
                                           -----------           --------

Total Tier 1 Capital..................  $34,244    10.79%     $32,910    10.38%

Minimum Leverage Requirement..........    9,517     3.00%       9,510     3.00%
                                        -------    -----      -------    -----

Excess................................  $24,727     7.79%     $23,400     7.38%
                                        =======    =====      =======    =====


Average Total Assets,                        $317,236              $317,016
net of all goodwill...................       ========              ========

                            Results of Operations:

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

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

Interest income for the third quarter of 1996 was $6,382,000 compared to $6,291,000 for the same quarter of 1995. Average earning assets grew to $290,763,000 for the third quarter of 1996 from $277,713,000 for the third quarter of 1995.

The average volume of the Company's securities portfolio decreased to $85,313,000 at September 30, 1996, from $92,208,000 at September 30, 1995 resulting in a decline of investment income only partially offset by higher return rates. Funds from maturing investments were reinvested primarily in higher yielding loans.

Interest income from business loans was $1,493,000 for the third quarter of 1996 compared to $1,636,000 for the prior year's quarter. This decrease was mainly due to a decrease in volume during the quarter.

Personal loan interest income increased to $1,811,000 for the three months ended September 30, 1996 from $1,757,000 for the same period of 1995 due to the growth in the average volume of personal loans.

An increase in the average volume of real estate loans to $64,067,000 at September 30, 1996, from $54,060,000 at September 30,1995, coupled with a slight increase in yields during the same period, caused interest income on real estate loans to grow to $1,569,000 from $1,364,000.

Interest expense on deposits for the third quarter of 1996 was $2,628,000 compared to $2,768,000 for the same period in 1995. The average volume of interest bearing deposits increased $1,456,000, while the overall cost of funds decreased as certificates of deposit with higher rates rolled off.

The resulting net interest income for the quarter ended September 30, 1996 was $3,549,000 compared to $3,523,000 for the same quarter in 1995.

The provision for loan losses replaces reductions to the allowance for loan losses caused by actual charge-offs and to establish adequate reserves for growth in the loan portfolio. The Company's provision for loan losses for the third quarter of 1996 was $368,000 compared to $345,000 for the same quarter in 1995.

Non-interest income for the third quarter of 1996 totaled $829,000 as compared to $805,000 in 1995. The increase primarily resulted from increases in income from deposit service charges and brokerage fee income.

Non-interest expenses increased $169,000 to $2,829,000 for the third quarter of 1996 from $2,660,000 for the third quarter of 1995. The increase related primarily to general office and employee related expenses combined with a special charge resulting from new legislation. See "-- Recent Legislation" below.

Income before taxes for the quarter ended September 30, 1996 was $1,202,000 compared to $1,328,000 for the third quarter in 1995. The income tax provision decreased between the quarters to $320,000 in 1996 from $505,000 in 1995. The resulting third quarter net income for 1996 was $882,000 compared to $823,000 for the same period in 1995. Earnings per share for the third quarter 1996 was $.52, compared to $.48 for the third quarter 1995.


Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

Interest income for the first nine months of 1996 totaled $19,224,000, compared to $17,757,000 for the first nine months of 1995. The increase of $1,467,000 was due to increased loan volume, which was funded primarily through a decrease in investment securities.

Interest income and dividends on the Company's investment securities for the nine months ended September 30, 1996 were $4,011,000, compared to $4,142,000 for the same nine month period in 1995. Average yields on investment securities increased to 5.84% at September 30, 1996 from 5.65% at September 30, 1995 but were offset by a decline in volume in investment securities.

Interest income on the Company's loans grew to $14,904,000 for the first nine months in 1996 from $13,371,000 for the first nine months of 1995. Through September 30, 1996, the average volume of loans was $195,453,000 as compared to $179,782,000 through September 30, 1995. The average yield on loans decreased to 10.17% at September 30, 1996 from 10.38% at September 30, 1995.

Interest expense on deposits through September 30, 1996 totaled $7,910,000, compared to $7,941,000 through September 30, 1995. The average volume of interest-bearing deposits increased to $228,674,000 for the nine months ended September 30, 1996 from

$222,903,000 for the nine months ended September 30, 1995. The average cost of the Company's deposits decreased to 4.61% through September 30, 1996 from 4.80% through September 30, 1995 .

The resulting net interest income for the nine months ended September 30, 1996 was $10,792,000, compared to $9,676,000 in 1995.

For the nine months ended September 30, 1996, the provision for loan losses totaled $1,417,000, compared to $653,000 for the same period in 1995. The majority of the losses in 1996 was attributable to consumer loans. Consistent with the industry, the Bank has experienced a higher than normal number of personal bankruptcies and repossession losses.

For the first nine months of 1996, non-interest income, excluding gains on the sale of securities, increased $289,000 to $2,722,000 for the nine months ended September 30, 1996 from $2,433,000 for the nine months ended September 30, 1995. An increase of $224,000 was noted in deposit service charges along with increases in brokerage department fees of $88,000.

Non-interest expense through September 30, 1996 totaled $8,316,000, an increase of $162,000 from last year. The increased expense was spread over numerous accounts with legal fees and depreciation representing the largest individual elements. While non-interest expense has increased for the nine months ended September 30, 1996 as compared to September 30, 1995, the efficiency ratio has decreased from 67.34% at September 30, 1995 to 61.54% at September 30, 1996.

Income before taxes for the nine months ended September 30, 1996 totaled $3,823,000, compared to $3,329,000 for the same period in 1995. The 1996 income tax provision was $1,209,000, compared to $1,044,000 in 1995. The resulting net income through September 30, 1996 of $2,614,000 was $329,000 more than the nine months ended September 30, 1995 net income of $2,285,000. Income per share increased to $1.54 from $1.32.

Recent Legislation

On September 30, 1996, an omnibus appropriations bill was signed into law to fund a number of government agencies in the 1997 fiscal year, which began October 1, 1996. The legislation included significant regulatory relief for banks and bank holding companies, as well as provisions recapitalizing the Savings Association Insurance Fund ("SAIF") by imposing a one-time special assessment on SAIF deposits to bring the fund's reserve ratio to the statutorily required minimum level of 1.25% of deposits. While most of the Bank's deposits are insured by the Bank Insurance Fund ("BIF"), a portion (approximately 2.81%) are insured by SAIF. The special assessment rate for the Bank's SAIF deposits was 65.7 basis points and applied to 80% of the Bank's SAIF deposits as of March 31, 1995. At September 30, 1996, the Bank recorded an accrual of $40,000 to reflect this special assessment.

The legislation also provides that, no later than January 1, 2000, the obligation to pay interest on the Financing Corporation ("FICO") bonds will be shared pro rata among BIF and SAIF members. From 1997 through 1999, partial sharing will occur, with SAIF deposits assessed 6.44 basis points and BIF deposits assessed 1.29 basis points. The assessment related to the FICO obligation will have a negative impact on future earnings of the Bank, which is a BIF member. However, the increased assessment on the Bank's BIF deposits will be partially offset by a reduction in the SAIF assessment, applicable to a portion of the Bank's deposits, from 23 basis points to 6.44 basis points. The new assessment rate for institutions with SAIF deposits represents a reduction from the existing rate of 23 basis points for the Bank, which will have a positive impact on future earnings.

In addition, under the legislation, the BIF and SAIF will merge to form the Deposit Insurance Fund on January 1, 1999, if there are no savings associations (not including state savings banks) in existence on that date.


Recent Development

In the second quarter, 1996, Loan Express, Inc. ("Loan Express") was formed as a Bank subsidiary. For funding purposes, the Bank established a line of credit to Loan Express in the amount of $2,000,000. Loan Express makes consumer loans which are collateralized by consumer goods and real estate. As of September 30, 1996, Loan Express had $1,070,000 in outstanding consumer loans.


Subsequent Event

Subsequent to September 30, 1996, the Bank was presented with a proposed settlement to a suit, entered on October 17, 1995 into the Circuit Court of Autauga County, Alabama alleging violations of the Alabama Mini-Code and other provisions of Alabama law. The Bank has denied all allegations. However, in light of hazards of litigation and the related expense, the Bank has agreed to the proposed settlement to pay the class members the sum of $205,000 and the named plaintiffs the amount of $10,000. The Bank has recognized as an expense in prior periods the amount it considers appropriate as the net cost of settlement after recognition of insurance participation. See "Part II -- Other Information. Item 1. Legal Proceedings."

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Management currently is not aware of any material legal proceedings to which the Company or the Bank is a party or to which any of their property is subject, except as follows:

  1. Lelon Roy Godwin and Mark N. Godwin v. Peoples Bank and Trust Co., et al,
     ------------------------------------------------------------------------
Circuit Court of Autauga County, Alabama, Case No. CV-95-214-D. This case was filed on October 17, 1995. The complaint is based on alleged violations of the Alabama Mini-code and other provisions of Alabama law relating to collateral protection insurance placed on the Plaintiffs' truck. The complaint included counts for fraud, breach of fiduciary duty, as well as other counts. A jury trial was demanded. The complaint seeks compensatory and punitive damages in an unspecified amount. The complaint also seeks class action status for all individuals against whom charges have been made for the purchase of collateral protection insurance. The Bank denies the allegations of the complaint and denies that class action certification is appropriate. However, in view of the potential exposure and expense of litigating this case, the Bank has reached a settlement agreement with Plaintiff's counsel on a class action basis, which provides for the Bank to pay $205,000 as refunds to class members and $10,000 to the representative plaintiffs. The Court preliminarily approved the settlement agreement on October 25, 1996, and has authorized issuance of notice of the proposed settlement to the class. A final hearing on the fairness and adequacy of the settlement is set for February 3, 1997.

  2. William L. Ammons, d/b/a Ammons Construction Company v. Peoples Bank &
     ----------------------------------------------------------------------
Trust Co., Circuit Court of Dallas County, Alabama, Case No. CV-95-295. This
---------
case was filed on October 18, 1995. The Plaintiff, a contractor, was constructing a house for a customer of the Bank who had borrowed construction monies for that purpose. The Bank customer sued the contractor, alleging that he failed to complete the construction. The contractor now brings this action contending that the Bank owes funds for the construction to him as a third party beneficiary. He further alleges misrepresentation by the Bank and seeks unspecified compensatory and punitive damages. A jury trial is demanded. The Bank denies the allegations of the complaint. The owner and contractor are in separate litigation over the same issues, and this case has been put on administrative hold pending the outcome of that case.

  3. Edward Thomas v. The Peoples Bank and Trust Company, et al, Circuit Court
     ----------------------------------------------------------
of Mobile County, Alabama, Case No. CV-96-000193. This case was filed on January 16, 1996. The complaint was amended on March 9, 1996. The plaintiff alleges various causes of action against the codefendants with respect to the application for and purchase of a life insurance policy, including fraudulent misrepresentation and breach of contract. The complaint claims various injuries and damages in an unspecified amount. As to the Bank, the complaint alleges that the Bank negligently or wantonly failed to honor a check for a life insurance premium when it was presented for payment. The Bank denies that it wrongfully returned the check or is otherwise liable to the plaintiff in any manner. The case has been transferred to Conecuh County, Alabama, and is being defended by counsel for Chubb Insurance Company, the Bank's insurer. Discovery is proceeding.

Item 5.  Other information

On August 20, 1996 Edie Morthland Jones, Thomas E. Newton and David Y. Pearce were elected to the Board of Directors of the Company.

Edie Morthland Jones, a life long resident of Selma, Alabama, currently serves as film liaison for the Selma-Dallas County Chamber of Commerce. Mrs. Jones served as Director of Tourism and Travel for the Selma-Dallas Chamber of Commerce until 1995. She served as personnel chairman for the Selma City School Board until 1991 and represented the seventh congressional district at the White House Conference on tourism in 1995. Mrs. Jones received both her bachelor of Arts Degree and Master of Arts Degree from the University of Alabama, Birmingham.

Thomas E. Newton is a resident of Prattville, Alabama. Mr. Newton is a partner in the Real Estate Firm of Newton, Oldacre, and McDonald, LLC. He has served on the Peoples Bank Advisory Board for the past three years and prior to the acquisition of the CeeBee Corporation by the Peoples BancTrust Company Inc., he served on the Citizens Bank Board.

David Y. Pearce who makes his home in Browns, Alabama, is the owner of Pearce Catfish Farms. Covering over 4,000 acres and eighty-five ponds the Pearce Catfish Farm is the largest in the state of Alabama. Mr. Pearce is active in numerous business and community organizations in Selma-Dallas County and throughout the state. He currently serves on the Board of Directors for the Dallas County Farmers Federation, the Alabama Farmers Market Authority, the Alabama Agribusiness Council. He also serves as the Dallas County Natural Resources and Conservation Supervisor as well as being on the Alabama Farmers Catfish State Committee. He is also a past President of the American Catfish Farmers Association. Mr. Peace is a graduate of Auburn University with a Bachelor of Science Degree in Business.

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