Form 10-K
period 1996-12-31
PEOPLES BANCTRUST CO INC
filed 1997-03-31
CIK 762128

                                    FORM 10-K
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1996

                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________

Commission file number  0-13653
                        ------------

                      THE PEOPLES BANCTRUST COMPANY, INC.
                   ----------------------------------------
            (Exact name of registrant as specified in its charter)

         Alabama                                        63-0896239
--------------------------------          -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

  310 Broad Street, Selma, Alabama                        36701
----------------------------------------  -----------------------------------
(Address of principal executive offices)                (Zip Code)

     Registrant's telephone number, including area code:  (334) 875-1000.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The registrant's voting stock is traded on the NASDAQ SmallCap Market. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price ($33.00 per share) at which the stock was sold on March 14, 1997, was approximately $13,770,306. For purposes of this calculation, the term "affiliate" refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant's Common Stock.

As of the close of business on March 14, 1997, 1,693,694 shares of the registrant's Common Stock were outstanding.

                      Documents Incorporated By Reference

Part II:
Annual Report to Stockholders for the year ended December 31, 1996.

Part III:
Portions of the definitive proxy statement for the Annual Meeting of the Shareholders to be held on April 8, 1997.

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


                                                   At December 31,
                              -------------------------------------------------------
                                  1996       1995       1994       1993       1992
                                ---------  ---------  ---------  ---------  ---------
                                                   (In thousands)
Commercial and industrial        $ 82,001   $ 61,984   $ 48,829   $ 42,006   $ 37,039
Real estate - mortgage(1)          72,037     57,359     50,092     43,685     38,141
Personal                           70,619     71,695     66,170     51,299     38,465
Overdrafts and credit line          5,245      5,090      4,365      4,929      3,514
                                 --------   --------   --------   --------   --------
   Total loans                   $229,902   $196,128   $169,456   $141,919   $117,159
                                 ========   ========   ========   ========   ========
Less:
   Unearned discount             $  1,532   $  4,996   $  6,478   $  4,943   $  3,907
   Allowance for loan losses        2,484      2,005      2,039      2,205      1,898
                                 --------   --------   --------   --------   --------
       Total loans, net          $225,886   $189,127   $160,939   $134,771   $111,354
                                 ========   ========   ========   ========   ========

(1)  Includes real estate-construction loans.

  The above loans include agricultural loans totaling approximately $16.2 million, $15.6 million, $13.6 million, $7.9 million and $7.2 million at December 31, 1996, 1995, 1994, 1993 and 1992, respectively. See Note 5 of Notes to Consolidated Financial Statements in BancTrust's Annual Report to Stockholders for the year ended December 31, 1996 which is incorporated herein by reference.

  Loan Maturities.  The following table reflects at December 31, 1996 the dollar
  ---------------
amount of loans maturing or subject to rate adjustment based on their contractual terms to maturity. Loans with fixed rates are reflected based upon the contractual repayment schedule while loans with variable interest rates are reflected based upon the contractual repayment schedule up to the contractual rate adjustment date. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity are reported as due within three months.

                                      0-3 Months  4-12 Months  One-Five Years  After Five Years    Total
                                      ----------  -----------  --------------  ----------------  ---------
                                                                 (In thousands)
Commercial and industrial                $63,266      $ 6,338         $20,205      $ 3,393        $ 93,202
Real estate-mortgage (1)                  23,926       11,861          23,422        9,248          68,457
Personal, overdrafts and credit lines     12,250       12,145          43,685          163          68,243
                                         -------       -------         -------      -------        --------
                                         $99,442      $30,344         $87,312      $12,804        $229,902
                                         =======      =======         =======      =======        ========
Loans with fixed interest rates          $23,515      $12,439         $55,590      $10,313        $101,857
Loans with variable interest rates        75,927       17,905          31,722        2,491         128,045
                                         -------      -------         -------      -------        --------
                                         $99,442      $30,344         $87,312      $12,804        $229,902
                                         =======      =======         =======      =======        ========

(1) Includes real estate-construction loans of $4.4 million, all of which mature within one year.

  Note 5 of Notes to Consolidated Financial Statements in BancTrust's Annual Report to Stockholders for the year ended December 31, 1996 (Exhibit No. 13) is incorporated herein by reference.

  Commercial and Industrial Loans.  BancTrust's primary lending activity
  -------------------------------
consists of the origination of commercial and industrial loans. Such loans are generally originated in BancTrust's primary lending area. BancTrust's commercial and industrial loans are made for a variety of business purposes, including working capital, inventory and equipment and capital expansion. At December 31, 1996, commercial and industrial loans outstanding totaled $82.0 million, or 35.7% of BancTrust's total net loan portfolio. The terms for commercial and industrial loans are generally less than one year. Commercial and industrial loan applications must be supported by current financial information on the borrower and, where appropriate, by adequate collateral. Approval of the loans is subject to the borrower qualifying for the loan under BancTrust's underwriting standards. These types of loans are generally considered to be a higher credit risk than other loans originated by BancTrust.

  Real Estate Mortgage Loans.  BancTrust also originates one-to-four family,
  --------------------------
owner-occupied residential mortgage loans secured by property located in BancTrust's primary market area. The majority of BancTrust's residential mortgage loans consists of loans secured by owner-occupied, single-family residences. At December 31, 1996, BancTrust had $72.0 million, or 31.3% of its total net loan portfolio, in real estate mortgage loans.

  Personal Loans.  At December 31, 1996, BancTrust's personal loan portfolio
  --------------
totaled $75.9 million, or 33.0% of BancTrust's total net loan portfolio. BancTrust's personal loan portfolio is comprised of automobile loans (including automobile loans requested by dealers), home improvement loans, unsecured personal notes, mobile home loans, boat loans, credit card loans, and loans secured by savings deposits. Although personal loans tend to have a higher risk of default than other loans, management believes that its loan loss experience with its personal loan portfolio is favorable. However, the performance of such loans will be affected by the local economy.

  Lending Limits.  BancTrust's limit for unsecured loans to individual customers
  --------------
is 10% of the capital accounts of BancTrust. The limit for unsecured and secured loans combined to individual customers is 20% of the capital accounts of

BancTrust, subject to certain terms and conditions. For customers desiring loans in excess of BancTrust's lending limits, BancTrust may loan on a participation basis, with its correspondent banks taking the amount of the loan in excess of BancTrust's lending limits. In other cases, BancTrust may refer such borrowers to larger banks or other lending institutions.

  Nonaccrual, Past Due, Restructured and Potential Problem Loans.  BancTrust
  --------------------------------------------------------------
classifies its problem loans into four categories: non-accrual loans, past-due loans, restructured loans, and potential problem loans. At December 31, 1996, there were no material amounts of potential problem loans which were not included in the other three categories of problem loans.

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

                                                                                       At December 31,
                                                                         -------------------------------------------
                                                                           1996     1995     1994     1993     1992
                                                                         -------  -------  -------  -------  -------
                                                                                       (In thousands)
Loans accounted for on a nonaccrual basis                                 $1,679   $1,503   $1,348   $2,055   $2,851
Accruing loans which are contractually past due 90 days
   or more as to interest or principal payments                               --       --       --       71       --
Accruing loans, the terms of which have been
   restructured to provide a reduction or deferral of
   interest or principal because of a  deterioration in the
   financial position of the borrower                                        294      301      275      295      338
The gross interest income that would have been
   recorded in the period then ended if the nonaccrual
   and restructured loans had been current in accordance
   with their original terms and had been outstanding
   through the period or since origination, if  held for
   part of the period                                                         77       96       72      131      164
The amount of interest income on nonaccrual and
   restructured loans that was included in net income for
   the period                                                                 22       36       21       34       27


  Management of BancTrust has identified certain loans aggregating approximately $10.9 million at December 31, 1996 (including loans identified in the above table) which it has determined require special attention due to potential weaknesses. The largest five loans aggregated approximately $5.7 million and ranged in size from $2.2 million to $487,000. No other loan exceeded $1,453,000. It is management's opinion that the allowance for loan losses (see below) is adequate to absorb potential losses related to such loans.
Aggressive efforts continue to reduce principal, secure additional collateral and improve the overall payment status of these loans.

  The following table sets forth BancTrust's potential problem loans at December 31, 1996 by loan category and the amount and type of collateral securing such loans.


Loan Category/Collateral                 Amount
------------------------             --------------
                                     (In thousands)
Commercial and Industrial:
    Collateralized by Real Estate          $ 5,658
    Collateralized by Other (1)              3,085
    Unsecured                                  371
                                           -------
                                             9,114
                                           -------

Real Estate-Mortgage
Personal:
    Collateralized by Real Estate            1,362
    Collateralized by Other                    122
                                               252
                                           -------
    Unsecured                                1,737
                                           -------
       Total                               $10,851
                                           =======

(1) Includes approximately $2.2 million of loans collateralized by accounts receivable, inventory, furniture and fixtures and automobile dealer floor plans.

  Loan Loss Experience.  Notes 1 and 5 of Notes to Consolidated Financial
  --------------------
Statements contained in BancTrust's Annual Report to Stockholders for the year ended December 31, 1996 (Exhibit No. 13) are incorporated herein by reference.

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

  The following is a summary of activity in the allowance for loan losses for the periods:


                                                                Year Ended December 31,
                                        ---------------------------------------------------------------------
                                              1996          1995          1994          1993          1992
                                          ------------  ------------  ------------  ------------  ------------
Balance at beginning of year              $ 2,004,891    $2,039,578    $2,204,807    $1,897,695    $1,264,191

Charge-offs:
    Commercial and industrial                 151,700       388,115       184,455       440,911       558,946
    Real estate-mortgage (1)                   29,256        20,300        34,256        10,413        57,855
    Personal                                1,701,439     1,198,805       906,959       932,071       977,806
    Overdraft and credit line                  56,826        14,226        22,302        27,045        37,277
                                          -----------    ----------    ----------    ----------    ----------
       Total charge-offs                    1,939,221     1,621,446     1,147,972     1,410,440     1,651,884

Recoveries:
    Commercial and industrial                  18,270        51,359       113,259       395,319     1,002,883
    Real estate-mortgage                       48,876        20,763        21,747       105,989       124,874
    Personal                                  510,770       665,065       495,000       529,529       421,811
    Overdraft and credit line                   5,725         1,571         4,737        15,023        10,988
                                          -----------    ----------    ----------    ----------    ----------
       Total recoveries                       583,641       738,758       634,743     1,045,860     1,560,556

Net charge-offs                            (1,355,580)     (882,688)     (513,229)     (364,580)      (91,328)
Additions charged to operations             1,834,811       848,001       348,000       483,605       724,832
Addition due to acquisition                        --            --            --       188,087            --
                                          -----------    ----------    ----------    ----------    ----------
Balance at end of year                    $ 2,484,122    $2,004,891    $2,039,578    $2,204,807    $1,897,695
                                          ===========    ==========    ==========    ==========    ==========
Ratio of net charge-offs to average
    loans outstanding, net of unearned
    discounts, during the period                   69%           46%           32%           28%          .08%
                                          ===========    ==========    ==========    ==========    ==========

(1)  Includes real estate-construction loans.

  The following table presents an allocation of BancTrust's allowance for loan losses at the dates indicated:

                                           At December 31,
                           ---------------------------------------------
                                 1996           1995           1994
                           ---------------  -------------  -------------
                              %    Amount    %    Amount    %    Amount
                             ----  -------  ----  -------  ----  -------
Commercial and industrial     26%   $  645   38%   $  762   40%   $  816
Real estate mortgage (1)      12%      298   18%      361   15%      307
Personal                      60%    1,490   42%      842   43%      877
Overdraft and credit line      2%       51    2%       40    2%       40
                             ---    ------  ---    ------  ---    ------
   Total Allowance           100%   $2,484  100%   $2,005  100%   $2,040
                             ===    ======  ===    ======  ===    ======


                                   At December 31,
                           ------------------------------
                                  1993           1992
                           ---------------  -------------
                              %    Amount    %    Amount
                             ---   -------  ---   -------

Commercial and industrial     42%   $  926   47%   $  892
Real estate mortgage (1)      31%      684   28%      532
Personal                      25%      551   23%      436
Overdraft and credit line      2%       44    2%       38
                             ---    ------  ---    ------
   Total Allowance           100%   $2,205  100%   $1,898
                             ===    ======  ===    ======

INVESTMENT ACTIVITIES

  Securities by Category.  The following table sets forth the amount of
  ----------------------
securities by major categories held by BancTrust at December 31, 1996, 1995 and 1994.


                                                 At December 31,
                                          ------------------------------
                                            1996       1995       1994
Investment Securities                     ---------  ---------  --------
---------------------                             (In thousands)

U.S. Treasury, U.S. Agencies and          $     --     $   --    $23,949
 corporations
Obligations of states and political             --         --      2,151
 subdivisions
Corporate and other securities                  --         --      1,087
                                          --------   --------    -------
                                           $    --(1)   $  --(1) $27,187
                                          ========   ========    =======


(1)  There were no investment securities at December 31, 1995 and 1996.


                                                      At December 31,
                                          ---------------------------------------
Securities Available for Sale               1996         1995           1994
-------------------------------            --------  --------------  -------------
                                                    (In thousands)
U.S. Treasury, U.S. Agencies and           $52,961       $56,888        $60,882
 corporations
Obligations of states and political          2,050         2,875          1,680
 subdivisions
Corporate and other securities              27,682        37,824         13,246
                                           -------       -------        -------
                                           $82,693       $97,587        $75,808
                                           =======       =======        =======


  Corporate and other securities as of December 31, 1996, were comprised of the following:


                                                    Securities Available
                                                         For Sale
                                                  -----------------------
                                                      (In thousands)
Corporate notes                                           $ 4,911
Collateralized mortgage obligations                         6,836
Mortgage backed securities                                  2,594
Mutual funds                                                1,570
Common stock                                                1,771
                                                          -------
                                                          $27,682
                                                          =======

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

  For information regarding the amortized cost and approximate market value of securities at December 31, 1996, 1995 and 1994, see Note 4 of Notes to Consolidated Financial Statements contained in BancTrust's Annual Report to Stockholders for the year ended December 31, 1996 (Exhibit No. 13) which is incorporated herein by reference.

  Maturity Distributions of Securities.  The following table sets forth the
  ------------------------------------
distributions of maturities of securities at amortized cost as of December 31, 1996.

                                                                          Maturity (in years)
                                            -----------------------------------------------------------------   No specific
                                            0-3 Months   4-12 Months   Over 1 to 5   Over 5 to 10    Over 10      Due Date
                                            -----------  ------------  ------------  -------------  ---------   -----------
U.S. Treasury, U.S. agencies and corps          $4,957        $2,517       $44,241         $1,200   $   --       $     --
Obligations of states and
   political subdivisions                          500           207           380            870        115           --
Corporate and other securities                   1,105           620         5,334            411     17,009        3,559
                                                ------        ------       -------         ------    -------       ------
Total                                           $6,562        $3,344       $49,955         $2,481    $17,124       $3,559
                                                ======        ======       =======         ======    =======       ======
Weighted average yield (%)(1)                     5.05%         5.14%         6.15%          5.74%      5.96%        6.15%
                                                ======        ======       =======         ======    =======       ======

(1) Yields on tax-exempt obligations have been computed on a tax-equivalent basis using an incremental rate of 34%.

  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For information regarding the amortized cost and approximate market value of securities at December 31, 1996, by contractual maturity, see Note 4 of Notes to Consolidated Financial Statements contained in BancTrust's Annual Report to Stockholders for the year ended December 31, 1996 (Exhibit No. 13) which is incorporated herein by reference.

  On January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). SFAS 115 modifies accounting principles for accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. SFAS 115 requires that those investments be classified as either held-to-maturity, trading or available-for-sale securities. Debt securities that BancTrust has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. At December 31, 1996, securities available-for-sale had a net unrealized loss of $219,000 (net of tax benefits of $113,000).

DEPOSITS

  Deposits are the primary source of funds for BancTrust. BancTrust's deposits consist of checking accounts, regular savings deposits, NOW accounts, Money Market Accounts, market rate Certificates of Deposit and Jumbo Certificates of Deposit. Deposits are attracted from individuals, partnerships and corporations in BancTrust's market area. In addition, BancTrust obtains deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions. BancTrust does not accept brokered deposits. As of December 31, 1996, BancTrust's total deposits were $288.4 million.

  The following table indicates the amount of BancTrust's certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of December 31, 1996.


                                Certificates   Other Time
Maturity Period                  of Deposits    Deposits
---------------                 ------------   ----------
                                      (In thousands)
Three months or less              $11,856        $ 8,854
Over three through six months       4,280          4,000
Over six through twelve months      1,915             --
Over twelve months                    897             --
                                  -------        -------
     Total                        $18,948        $12,854
                                  =======        =======

  The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated.


                                                       Year Ended December 31,
                                   --------------------------------------------------------------
                                           1996                 1995                 1994
                                    -------------------  -------------------  -------------------
                                     Average   Average    Average   Average    Average   Average
                                    Deposits     Rate    Deposits     Rate    Deposits     Rate
                                    ---------  --------  ---------  --------  ---------  --------
                                                         (Dollars in thousands)
Non-interest bearing demand
   deposits                          $ 42,529       --%   $ 42,206       --%   $ 40,637      -- %
Interest bearing demand deposits       65,211     3.52%     64,419     3.82%     65,951     3.50%
Savings deposits                       28,882     2.87%     30,351     3.00%     31,393     2.86%
Time deposits                         134,354     5.53%    129,866     5.71%    112,984     4.29%
                                     --------             --------             --------
   Total deposits                    $270,976     3.89%   $266,842     4.04%   $250,965     3.83%
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

EMPLOYEES

  As of December 31, 1996, BancTrust employed 226 persons, including executive officers, loan officers, bookkeepers, tellers and others. None of BancTrust's employees are presently represented by a union or covered under a collective bargaining agreement. Management of BancTrust considers that their employee relations are excellent.

RETURN ON EQUITY AND ASSETS

  The following table shows the percentage return on equity and assets of BancTrust for the years ended December 31, 1996, 1995 and 1994.

                                          Year Ended December 31,
                                          ------------------------
                                           1996    1995     1994
                                          ------  ------  --------
Return on assets:
Net income/average total assets            1.12%   1.03%      .82%
Return on equity:
Net income/average equity                 11.01%  10.51%     8.30%
Dividend payout ratio:
Dividends declared per share/net income
   per share                              25.72%  28.65%    18.18%*
Equity to assets ratio:
Average equity/average total assets       10.13%   9.77%     9.88%

* Earnings per share has been restated to reflect a two-for-one stock split effected in the form of a stock dividend on March 15, 1995.

LIQUIDITY AND RATE SENSITIVITY

  The following table sets forth the maturity distribution of BancTrust's interest-earning assets and interest-bearing liabilities as of December 31, 1996, BancTrust's interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), BancTrust's cumulative interest rate sensitivity gap, the ratio of interest-earning assets to interest-bearing liabilities, and BancTrust's cumulative interest rate sensitivity gap ratio. For purposes of the table, except for fixed-rate installment loans and savings deposits, an asset or liability is considered rate sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms. Regular savings and NOW accounts are considered core deposits and are included in the "Over One Year" category, based upon run off rates determined by the percentage of original deposits remaining.


                                          0-3 Months   4-12 Months   Over One Year     Total
                                          -----------  ------------  --------------  ----------
                                                        (Dollars in thousands)
Interest-Earning Assets:
Loans                                       $ 97,730       $45,489        $ 86,683    $229,902
Securities                                    12,462         4,745          65,486      82,693
Other assets                                   3,912            --              --       3,912
                                            --------       -------        --------    --------
     Total                                  $141,104       $50,234        $152,169    $316,507
                                            ========       =======        ========    ========
Interest-Bearing Liabilities:
Deposits                                    $ 56,313       $29,417        $155,530    $241,260
Borrowings                                    11,925            --           6,412      18,337
                                            --------       -------        --------    --------
     Total                                  $ 68,238       $29,417        $161,942    $259,597
                                            ========       =======        ========    ========
Interest Sensitivity Gap                    $ 45,866       $20,817        $ (9,773)   $ 56,910
                                            ========       =======        ========    ========
Cumulative Interest Sensitivity Gap         $ 45,866       $66,683        $ 56,910    $ 56,910
                                            ========       =======        ========    ========
Ratio of Interest-Earning Assets to
     Interest-Bearing Liabilities             167.2%         170.8%           94.0%      121.9%
                                            ========       =======        ========    ========
Ratio of Cumulative Gap to Total Assets         13.4%         19.4%           16.6%       16.6%
                                            ========       =======        ========    ========

  At December 31, 1996, BancTrust had a positive cumulative interest rate sensitivity gap of $66.7 million at 12 months. As a result, at December 31, 1996, rising interest rates would increase the net interest margin in earnings over the following 12 months. Falling rates would decrease the net interest margin and earnings over the same period.

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

  Bank Regulation.  As an Alabama banking institution, Peoples Bank is subject
  ---------------
to regulation, supervision and regular examination by the Banking Department. Peoples Bank is a member of the Federal Reserve System and thus is subject to supervision and regular examination by the FRB under the applicable provisions of the Federal Reserve Act and the FRB's regulations. The deposits of Peoples Bank are insured by the FDIC to the maximum extent provided by law (a maximum of $100,000 for each insured depositor). Alabama and federal banking laws and regulations control, among other things, Peoples Bank's required reserves, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, and establishment of branches and other aspects of Peoples Bank's operations.

  The approval of regulatory authorities is required if the total of all the dividends declared by the Bank in any calendar year exceeds the Bank's net income as defined for that year combined with its retained net income for the preceding two calendar years. The Bank obtained regulatory approval as applicable for the payment of dividends in 1996, 1995, and 1994.

  Peoples Bank is subject to various regulatory capital requirements administered by the federal banking agencies, including the FRB's capital adequacy guidelines for state-chartered banks that are members of the Federal Reserve System ("state member banks"). Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. See "--Capital Requirements."

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

  As a federally insured bank, Peoples Bank is subject to FDIC deposit insurance assessments. The FDIC has established a risk-based deposit insurance assessment system for insured depository institutions, under which insured institutions are assigned assessment risk classifications based upon capital levels and supervisory evaluations. Under these regulations, the FDIC set the 1996 insurance assessment rates for BIF-insured banks like Peoples Bank from $2,000 per year for well-capitalized banks in the highest supervisory subgroup to 0.27% of insured deposits for undercapitalized banks in the lowest supervisory subgroup. Peoples Bank was a "well-capitalized" bank as of December 31, 1996.

  On September 30, 1996, President Clinton signed into law the Deposit Insurance Funds Act of 1996 (the "1996 Act"), which, among other things, (i) recapitalized the Savings Association Insurance Fund ("SAIF") by imposing a special one-time assessment on SAIF-insured institutions, (ii) from January 1, 1997 through December 31, 1999, requires BIF member banks to pay one-fifth of the assessment rate imposed upon savings institutions to cover the annual payments on the bonds issued by the Financing Corporation ("FICO") and (iii) from January 1, 2000 until the date the FICO bonds are retired, will require BIF members and SAIF members to pay FICO assessments on a pro rata basis. In accordance with the 1996 Act's requirements, the FDIC has set the 1997 FICO assessment rate for BIF member banks at .013% of insured deposits. The annual insurance assessment rates payable by BIF member banks for the first half of 1997, however, remain fixed at 0% to 0.27%, depending on an individual bank's risk classification.

  The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required the federal bank regulatory agencies to prescribe, by regulation, non-capital safety and soundness standards for all insured depository institutions and depository institution holding companies. The FRB and the other federal banking agencies have adopted guidelines prescribing safety and soundness standards pursuant to FDICIA. The safety and soundness guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general the guidelines require, among other things, the maintenance of appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. In addition, pursuant to FDICIA, the FRB and the other banking agencies have proposed guidelines for asset quality and earnings standards. Under the proposed standards, a bank would be required to maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves.

  Supervision, regulation and examination of BancTrust and Peoples Bank by the bank regulatory agencies are intended primarily for the protection of depositors rather than for holders of BancTrust stock or of BancTrust as the holder of the stock of Peoples Bank.

  Capital Requirements.  The FRB has established guidelines with respect to the
  --------------------
maintenance of appropriate levels of capital by registered bank holding companies and state member banks. The regulations of the FRB impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets.

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

  Under FDICIA, the federal banking agencies were required to revise their risk-based capital standards to ensure that such standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities. The FRB and the other banking agencies have amended the risk-based capital standards to take account of a bank's concentration of credit risk, the risk of nontraditional activities, and a bank's exposure to declines in the economic value of its capital resulting from changes in interest rates. The revised capital guidelines do not, however, codify a measurement framework for assessing the level of a bank's interest rate exposure. On June 26, 1996, the FRB and the other banking agencies adopted a joint policy statement requiring that banks adopt comprehensive policies and procedures for managing interest rate risk and setting forth general standards for such internal policies.
Unlike an earlier proposal by the federal banking agencies, the joint policy statement does not contain a standardized measure of or explicit capital charge for interest rate risk.

  The FRB has issued final regulations that classify insured depository institutions by capital levels and provide that the applicable agency will take various prompt corrective actions to resolve the problems of any institution that fails to satisfy the capital standards. Under such regulations, a "well-capitalized" bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An "adequately capitalized" bank is one that does not qualify as "well capitalized" but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which the bank's capital levels are below these standards. A bank that fails within any of the three "undercapitalized" categories will be subject to certain severe regulatory sanctions required by FDICIA and the regulations of the FRB. As of December 31, 1996, Peoples Bank was categorized as "well-capitalized" by the FDIC.

  See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 12 of Notes to Consolidated Financial Statements contained in BancTrust's Annual Report to Stockholders for the year ended December 31, 1996 (Exhibit No. 13) which is incorporated herein by reference.

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

  The Main Bank Building, located at 310 Broad Street in Selma, is a masonry and
  ----------------------
brick two-story building consisting of 40,000 square feet. The building was renovated and enlarged in 1978. At that time, seven drive-up windows and two walk-up windows were built. The property includes parking from Broad Street through to Washington Street and around the building. Peoples Bank owns the building. In December 1987, Peoples Bank acquired a brick building adjoining
the parking lot for future expansion.   In addition to office space utilized by
Peoples Bank, portions of this building are currently being leased to non-bank tenants. In May 1989, Peoples Bank acquired a frame building adjacent to the parking lot for future expansion. This structure has been converted to use as a warehouse for supplies and equipment.

  The Selma Mall Branch, located at 1383 Highland Avenue in Selma, is a masonry
  ---------------------
and brick one-story building consisting of 2,200 square feet. The branch has four paying and receiving windows, three drive-up windows and two walk-up windows. The land is leased. The lease expiration date was December 31, 2006.

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

  The Post Office Branch, located at 801 Alabama Avenue in Selma, was purchased
  ----------------------
by Peoples Bank from the Resolution Trust Corporation in July of 1994. The branch, which was formerly the Selma Branch of Altus Federal Savings Bank, is a masonry and brick two-story building consisting of approximately 7,000 square feet. The branch has two paying and receiving windows and one drive-up window. Portions of the building are currently being leased to nonbank tenants.

  The Plantersville Branch, located at the intersection of Highway 22 North and
  ------------------------
Oak Street in Plantersville, is a frame one-story building consisting of two paying and receiving windows and one drive-up window. The building consists of approximately 1,300 square feet and is owned by Peoples Bank.

  The Greenville Bank Branch, located at 300 East Commerce Street in Greenville,
  --------------------------
is a masonry and brick one-story building situated on an entire city block and consists of approximately 6,400 square feet. The site consists of drive-up teller lanes and parking. This branch has five paying and receiving windows and three drive-up windows. Peoples Bank owns the building which was renovated in 1987 and 1993.

  The Butler Square Branch, located at Butler Square Mall in Greenville, is a
  ------------------------
masonry and brick one-story building with a partial basement located on the street side of the Butler Square Shopping Mall. This branch has five paying and receiving windows and three drive-up windows. The space consists of 4,600 square feet. Peoples Bank owns the building.

  The Georgiana Branch, located at 132 North Miranda in Georgiana, is a masonry
  --------------------
and brick one-story building with a wraparound parking lot. This branch has three paying and receiving windows and two drive-up windows. The space consists of 2,800 square feet. Peoples Bank leases the building. The termination date of the lease is March 1997.

  The McKenzie Branch, located in the corner property of U.S. Highway 31 and a
  -------------------
state road in McKenzie, is a masonry and brick one-story building. This branch has three paying and receiving windows and one drive-up window. The space consists of 2,700 square feet and is owned by Peoples Bank.

  The Prattmont Branch, located at 801 South Memorial Drive in Prattville, is a
  --------------------
masonry one-story building consisting of approximately 2,200 square feet. The branch has five paying and receiving windows and two drive-up windows. The building and land are owned by Peoples Bank.

  The Prattville East Branch, located at 1805 East Main Street in Prattville, is
  --------------------------
a masonry and brick one-story building consisting of approximately 2,500 square feet. The branch has five paying and receiving windows and two drive-up windows. Peoples Bank owns the land and building.

  The Prattville Downtown Branch, located at 148 East Main Street in Prattville,
  ------------------------------
is a masonry and brick one-story building consisting of approximately 9,600 square feet. Peoples Bank owns the building which was constructed in 1972, the 44,430 square foot lot on which the building is located and an adjacent vacant lot. The site has two drive-up windows and eight paying and receiving windows.

  The Prattville Marketplace Branch, is located within the Winn Dixie facility
  ---------------------------------
in the Winn Dixie Marketplace #527, Midtown Shopping Center, Prattville, Alabama. This office, consisting of approximately 385 square feet, is located adjacent to the main entrance of the Winn Dixie Store and provides three teller windows, new accounts/reception, and a Branch Manager. These quarters have been leased for an initial five-year period expiring May 15, 2000, with an option for two additional five-year periods.

ITEM 3.  LEGAL PROCEEDINGS

  Management currently is not aware of any material legal proceedings to which BancTrust or Peoples Bank is a party or to which any of their property is subject, except as follows:

  1.   Monica Hasley vs. The Peoples Bank and Trust Company, et al., Circuit
       ------------------------------------------------------------
Court of Macon County, Alabama, Civil Action No. CV-96-252. This case was filed November 13, 1996. This action involves two collateral protection insurance certificates issued in connection with a loan by Peoples Bank to the plaintiff. The plaintiff alleges that Peoples Bank improperly forced-placed insurance coverage on the plaintiff's vehicle and seeks compensatory and punitive damages in unspecified amounts based on several alleged theories of recovery, including fraud and deceit. Peoples Bank denies the allegations of the complaint. A motion to move the case from Macon County to Dallas County, Alabama, has been granted. Discovery is proceeding. The case is being defended by Peoples Bank's insurer.

  2.   William L. Ammons, d/b/a Ammons Construction Company v. Peoples Bank and
       ------------------------------------------------------------------------
Trust Company, Circuit Court of Dallas County, Alabama, Case No. CV-95-295.
-------------
This case was filed on October 18, 1995. The plaintiff, a contractor, was constructing a house for a customer of Peoples Bank who had borrowed construction monies for that purpose. Peoples Bank customer sued the contractor, alleging that he failed to complete the construction. The contractor now brings this action contending that Peoples Bank owes funds for the construction to him as a third party beneficiary. He further alleges misrepresentation by Peoples Bank and seeks unspecified compensatory and punitive damages. A jury trial is demanded. Peoples Bank denies the allegations of the complaint. The owner and contractor are in separate litigation over the same issues, and this case has been put on administrative hold pending the outcome of that case.

  See Note 9 of Notes to Consolidated Financial Statements contained in BancTrust's Annual Report to Stockholders for the year ended December 31, 1996 (Exhibit 13) which is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of BancTrust through a solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

  RICHARD P. MORTHLAND, 55, is currently Chairman of the Board and Chief Executive Officer and a Director of Peoples Bank, and President, Chief Executive Officer and a Director of BancTrust. Mr. Morthland has been an officer of Peoples Bank since 1965 and a Director since February 1977.

  ELAM P. HOLLEY, JR., 46, is currently President, Chief Administrative Officer and a Director of Peoples Bank, and Secretary and a Director of BancTrust. Mr. Holley has been an officer of Peoples Bank since November 1975 and a Director since January, 1988.

  ANDREW C. BEARDEN, JR., 50, is currently Senior Vice President -- Retail/Operations Division of Peoples Bank and Chief Financial Officer of BancTrust. Mr. Bearden assumed these positions in 1991 and 1997, respectively. Prior to his current assignment, Mr. Bearden served as Vice President and Trust Officer of Peoples Bank. Mr. Bearden was in private practice as a certified public accountant prior to his employment with Peoples Bank in 1985.

  JOHN G. CHISOLM, 48, is currently Senior Vice President - Commercial Division of Peoples Bank. Mr. Chisolm assumed this position in December 1992. He has been employed by Peoples Bank since 1979, primarily in the commercial lending area. Prior to his employment by Peoples Bank, Mr. Chisolm was employed by American National Bank and Trust Company, Chattanooga, Tennessee for seven years in its commercial lending division.

  M. SCOTT PATTERSON, 54, is currently Senior Vice President-Financial Services Division, Secretary and Investment Officer of Peoples Bank and Assistant Secretary of BancTrust. Mr. Patterson has been in these positions since November

1985. Prior to coming to Peoples Bank in October 1983, Mr. Patterson served for 20 years in the United States Air Force, retiring as a Lieutenant Colonel.

  VIRGINIA L. SELLERS, 63, is currently Vice President and Treasurer of Peoples Bank and Treasurer of BancTrust. Mrs. Sellers has been an officer of Peoples Bank since 1985. Prior to her employment by Peoples Bank in 1985, Mrs. Sellers was Accounting Officer of SouthTrust Bank, Selma, Alabama for 20 years.

  THOMAS J. GAY, 54, is currently Regional President of the Autauga County Division of Peoples Bank, a title he assumed upon the merger of The Citizens Bank, Prattville, Alabama into Peoples Bank in 1994. Mr. Gay had been employed by The Citizens Bank since 1962.

  WILLIAM S. JOHNSON, 47, is currently Regional President of the Butler County Division of Peoples Bank. Prior to his coming to Peoples Bank in June 1993, Mr. Johnson was President of The Fort Deposit Bank in Fort Deposit, Alabama for eight years.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  For information concerning holders of common stock, high and low prices and frequency and amount of dividends on BancTrust's Common Stock, see "Stock Dividend and Price Information" incorporated herein by reference to BancTrust's Annual Report to Stockholders for the year ended December 31, 1996 (Exhibit No.
13) which is incorporated herein by reference.

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

  The primary source of BancTrust's revenues (including funds to pay dividends) is dividends from the Bank. Alabama law imposes certain restrictions on the ability of BancTrust and Peoples Bank to pay dividends. See Item 1. "Business- -Regulation, Supervision and Governmental Policy" and Note 12 of Notes to Consolidated Financial Statements contained in BancTrust's Annual Report to Stockholders for the year ended December 31, 1996 (Exhibit 13) which is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

  The information set forth under the caption "Five Year Comparison of Selected Financial Data" in BancTrust's Annual Report to Stockholders for the year ended December 31, 1996 (Exhibit No. 13) which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in BancTrust's Annual Report to Stockholders for the year ended December 31, 1996 (Exhibit No. 13) which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  BancTrust's Consolidated Financial Statements together with the related notes and the report of Coopers & Lybrand LLP, independent public accountants, all as set forth in BancTrust's Annual Report to Stockholders for the year ended December 31, 1996 (Exhibit No. 13) which are incorporated herein by reference.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding directors of BancTrust is omitted from this Report as BancTrust has filed a definitive proxy statement dated March 14, 1997, and the information included therein under "Election of Directors-Directors" is incorporated herein by reference. Information regarding the executive officers of BancTrust is included under separate caption in Part I of this Form 10-K.
Item 405 of Regulation S-K disclosure is omitted from this Report as BancTrust has filed a definitive proxy statement dated March 14, 1997, and the Item 405 disclosure therein under "Section 16(a) Beneficial Ownership Reporting" which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  Information regarding executive compensation is omitted from this Report as BancTrust has filed a definitive proxy statement dated March 14, 1997, and the information included therein under "Election of Directors" which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information required by this Item is omitted from this Report as BancTrust has filed a definitive proxy statement dated March 14, 1997, and the information included therein under "Stock Ownership of Management" and "Principal Holders of Common Stock" which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information required by this Item is omitted from this Report as BancTrust has filed a definitive proxy statement dated March 14, 1997, and the information included therein under "Election of Directors--Compensation Committee Interlocks and Insider Participation" and "--Certain Transactions" which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) The following consolidated financial statements of BancTrust included in the Annual Report to Stockholders for the year ended December 31, 1996, are incorporated herein by reference in Item 8 of this Report. The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this Report, except as expressly provided herein.

       1.   Report of Independent Accountants.

       2.   Consolidated Balance Sheets - December 31, 1996 and 1995.

       3. Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994.

       4. Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994.

       5. Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994.

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

  (a)(3) The following exhibits either are filed as part of this Report or are incorporated herein by reference:

       Exhibit No. 3. Articles of Incorporation and Bylaws
                      ------------------------------------

       (i)  Articles of Incorporation - incorporated herein by reference to
            Exhibit 3(i) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

       (ii) Bylaws - incorporated herein by reference to Exhibit 3(ii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

       Exhibit No. 10(i). 1992 Stock Option Plan
                          ----------------------

       Incorporated herein by reference to Exhibit 10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

       Exhibit No. 13. Annual Report to Stockholders
                       -----------------------------

       Except for those portions of the Annual Report to Stockholders for the year ended December 31, 1996, which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Commission and is not to be deemed "filed" as part of this Report.

       Exhibit No. 21. Subsidiaries of the Registrant
                       ------------------------------

       A list of subsidiaries of the Registrant is included as an exhibit to this Report.

       Exhibit No. 23.  Consent of Coopers & Lybrand LLP

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

                                    THE PEOPLES BANCTRUST COMPANY,
                                    INC. (Registrant)


Date: March 31, 1997                By:  /s/ Richard P. Morthland
                                         ------------------------
                                         Richard P. Morthland
                                         Director, President and
                                         Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

DATE:  SIGNATURE AND TITLE:


/s/ Richard P. Morthland              March 31, 1997
------------------------
Richard P. Morthland
Director, President and Chief
Executive Officer
(Principal Executive Officer)


/s/ Andrew C. Bearden, Jr.            March 31, 1997
--------------------------
Andrew C. Bearden, Jr.
Chief Financial Officer


/s/ Virginia L. Sellers               March 31, 1997
-----------------------
Virginia L. Sellers
Treasurer
(Principal Accounting Officer)


/s/ Julius R. Brown                   March 31, 1997
-------------------
Julius R. Brown
Director


/s/ Clyde B. Cox, Jr.                 March 31, 1997
---------------------
Clyde B. Cox, Jr.
Director

/s/ Harry W. Gamble, Jr.              March 31, 1997
------------------------
Harry W. Gamble, Jr.
Director


/s/ Ted M. Henry                      March 31, 1997
----------------
Ted M. Henry
Director


/s/ Elam P. Holley, Jr.               March 31, 1997
-----------------------
Elam P. Holley, Jr.
Director


/s/ Edie M. Jones                     March 31, 1997
-----------------
Edie M. Jones
Director


/s/ A.D. Lovelady                     March 31, 1997
-----------------
A.D. Lovelady
Director


/s/ Thomas E. Newton                  March 31, 1997
--------------------
Thomas E. Newton
Director


/s/ David Y. Pearce                   March 31, 1997
-------------------
David Y. Pearce
Director


/s/ C. Ernest Smith                   March 31, 1997
-------------------
C. Ernest Smith
Director


/s/ Julius E. Talton                  March 31, 1997
--------------------
Julius E. Talton
Director