Form 10-Q
period 1997-03-31
PEOPLES BANCTRUST CO INC
filed 1997-05-15
CIK 762128

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------


                                    FORM 10-Q


Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1997

                                    OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period ended                   .
                                            ------------------
Commission File No.:         0-13653
                      -------------------


                       THE PEOPLES BANCTRUST COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified on its charter)

            Alabama                                            63-0896239
-------------------------------                           ------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

   310 Broad Street, Selma, Alabama                              36701
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (334) 875-1000
                                                   ------------------


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
            As of the close of business on March 31, 1997, 1,693,694 shares of registrant's Common Stock, par value $.10 per share, were outstanding.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed consolidated financial statements of the Registrant are as follows:

      Condensed Consolidated Balance Sheets -- March 31, 1997 and December 31, 1996.

      Condensed Consolidated Statements of Earnings -- For the three months ended March 31, 1997 and 1996.

      Condensed Consolidated Statement of Cash Flows -- For the three months ended March 31, 1997 and 1996.

      Notes to Consolidated Financial Statements.

                       THE PEOPLES BANCTRUST COMPANY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                  In thousands
                                              ASSETS                                 March 31, 1997       December 31, 1996
                                              ------                               ------------------   ---------------------
                                                                                      (Unaudited)

Cash and due from banks........................................................      $     14,185           $     18,103
Federal funds sold and securities purchased under agreements to
   resell......................................................................             3,527                  3,912
                                                                                     ------------           ------------
   Total cash and cash equivalents.............................................            17,712                 22,015

Securities available-for-sale..................................................            75,862                 82,693

Loans, net of unearned income..................................................           220,836                228,370
Allowance for loan losses......................................................            (2,615)                (2,484)
                                                                                     ------------           ------------
   Net loans...................................................................           218,221                225,886

Premises and equipment.........................................................             6,040                  5,962
Other assets...................................................................             9,260                  6,745
                                                                                     ------------           ------------
         Total assets..........................................................      $    327,095           $    343,301
                                                                                     ============           ============
                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------

Noninterest-bearing deposits...................................................      $     44,500           $     47,125
Interest-bearing deposits......................................................           234,904                241,260
                                                                                     ------------           ------------
         Total deposits........................................................           279,404                288,385

Liabilities
   Federal funds purchased and securities sold under agreement to
         repurchase............................................................             2,636                 11,925
   Other borrowed funds........................................................             6,239                  6,413
   Other liabilities...........................................................             4,389                  2,393
                                                                                     ------------           ------------
         Total liabilities.....................................................           292,668                309,116

Stockholders' equity
   Common stock................................................................               178                    178
   Additional paid-in capital..................................................             7,059                  7,059
   Treasury stock..............................................................            (1,287)                (1,287)
   Retained earnings...........................................................            29,104                 28,454
   Net unrealized loss on securities available-for-sale........................              (627)                  (219)
                                                                                     ------------           ------------
         Total stockholders' equity............................................            34,427                 34,185
                                                                                     ------------           ------------

               Total liabilities and stockholders' equity......................      $    327,095           $    343,301
                                                                                     ============           ============

See Notes to the Unaudited Consolidated Financial Statements.

                       THE PEOPLES BANCTRUST COMPANY, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                                                        In thousands except share
                                                                                           and per share data
                                                                                               (Unaudited)
                                                                                           Three Months Ended
                                                                                                March 31
                                                                                ------------------------------------
                                                                                     1997                    1996
                                                                                     ----                    ----
Interest and fees on loans..............................................        $     5,212            $      4,761
Interest and dividends on investment securities.........................              1,181                   1,394
Other interest income...................................................                 72                      98
                                                                                -----------            ------------
   Total interest income................................................              6,465                   6,253
                                                                                -----------            ------------

Interest on deposits....................................................              2,662                   2,669
Interest on borrowed funds..............................................                188                     148
                                                                                -----------            ------------
   Total interest expense...............................................              2,850                   2,817
                                                                                -----------            ------------

Net interest income.....................................................              3,615                   3,436
Provision for loan losses...............................................                360                     326
                                                                                -----------            ------------
Net interest income after provision for loan losses.....................              3,255                   3,110

Net securities gains....................................................                 12                      15
Other income............................................................                947                   1,103
Other expense...........................................................              2,874                   2,815
                                                                                -----------            ------------

Income before income taxes..............................................              1,340                   1,413
Provision for income taxes..............................................                437                     506
                                                                                -----------            ------------
   Net income...........................................................        $       903            $        907
                                                                                ===========            ============

Weighted average number of shares outstanding...........................          1,709,207               1,693,694
                                                                                ===========            ============

Net income per share....................................................        $      0.53            $       0.54
                                                                                ===========            ============

Dividends per share.....................................................        $      0.15            $       0.13
                                                                                ===========            ============

See Notes to the Unaudited Condensed Consolidated Financial Statements.

                       THE PEOPLES BANCTRUST COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                          In thousands
                                                                                                  Three Months Ended March 31,
                                                                                             -----------------------------------
                                                                                                 1997                   1996
                                                                                                 ----                   ----
                                                                                                         (Unaudited)

Net cash provided by operating activities............................................        $      1,165           $        77
                                                                                             ------------           -----------

Cash flows from investing activities:
   Proceeds from sales of securities available for sale..............................               6,071                 2,341
   Proceeds from maturities and calls of securities available for sale...............               7,657                13,333
   Purchases of securities available for sale........................................              (7,512)               (9,275)
   Net decrease in loans.............................................................               7,723                 1,153
   Purchases of bank premises and equipment..........................................                (371)                 (182)
   Investment in low income housing project..........................................                (338)                    0
                                                                                             ------------           -----------
         Net cash provided by investing activities...................................              13,230                 7,370

Cash flows from financing activities:
   Net increase (decrease) in deposits...............................................              (8,981)                1,502
   Net decrease in borrowed funds....................................................              (9,463)                  (21)
   Dividends paid....................................................................                (254)                 (220)
                                                                                             ------------           -----------
         Net cash provided (used) by financing activities                                         (18,698)                1,261

Net increase (decrease) in cash and cash equivalents.................................              (4,303)                8,708
Cash and cash equivalents at beginning of period.....................................              22,015                18,601
                                                                                             ------------           -----------
   Cash and cash equivalents at March 31.............................................        $     17,712           $    27,309
                                                                                             ============           ===========


Supplemental disclosure of clash flow information:
 Cash paid during the period for:
         Interest....................................................................        $      2,673           $     2,817
         Taxes.......................................................................        $        370           $         0

See Notes to the Unaudited Consolidated Financial Statements.

               THE PEOPLES BANCTRUST COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      Accounting Policies
        -------------------

The accompanying unaudited consolidated financial statements of The Peoples BancTrust Company, Inc., (the "Company") and its subsidiary, The Peoples Bank and Trust Company, have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All interim amounts are subject to year-end audit, and the results of operations for the interim periods herein are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.      Accounting for Transfers and Servicing of Financial Assets and
        --------------------------------------------------------------
        Extinguishments of Liabilities
        ------------------------------

In June of 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. This statement also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of transfer. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. However, in December 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". This statement defers for one year the effective date of certain provisions of SFAS 125 relating to repurchase agreements, dollar-roll transactions, deferred securities lending and similar transactions. The effective date for all other transactions addressed by SFAS 125 is unchanged. The Company adopted SFAS 125 as of January 1, 1997. The adoption of SFAS 125 did not have a material impact on the Company's financial statements.

3.      Accounting for Earnings Per Share
        ---------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). FAS 128 simplifies the existing computational guidelines of APB Opinion No. 15, "Earnings per Share" ("Opinion 15"), and is substantially similar to the standard recently issued by the International Accounting Standards Committee. FAS 128 replaces the presentation of primary EPS with a presentation of basic EPS which is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration of common stock equivalents. FAS 128 requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Diluted EPS is computed similarly to basic EPS but considers the effect on the numerator and denominator of all dilutive potential common shares that were outstanding during the year. FAS 128 also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. FAS 128 requires restatement of all prior-period EPS data presented. The following pro forma amounts reflect EPS as if such amounts had been calculated in accordance with FAS 128:


                                             Three Months ended March 31
                                             ---------------------------
                                                1997            1996
                                                ----            ----
Basic earnings per share............          $    0.53      $    0.54

Diluted earnings per share..........          $    0.53      $    0.54

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

            The following analysis focuses on the financial condition of The Peoples BancTrust Company, Inc. (the "Company"), and should be read in conjunction with the consolidated financial statements included in this report.

Financial Condition

            Total consolidated assets of the Company and its subsidiary, The Peoples Bank and Trust Company (the "Bank"), totaled $327,095,000 at March 31, 1997, a decrease of $16,206,000 from the December 31, 1996 total of $343,301,000. Earning assets also decreased $14,881,000 during the first quarter of 1997 from $312,491,000 to $297,610,000.

Investments

            The Company's total securities portfolio decreased during the first quarter of 1997 from $82,693,000 at December 31, 1996 to $75,862,000 at March
31, 1997.

            At year end 1996, and March 31, 1997, the entire investment portfolio was classified as "available for sale", resulting in the portfolio being marked-to-market. At December 31, 1996, the portfolio had a net unrealized loss of $219,000 as compared to a net unrealized loss of $627,000 at March 31, 1997.

Short-Term Investments

            Short term investments (primarily federal funds and securities purchased under agreements to resell) decreased $385,000 between December 31, 1996 and March 31, 1997. Management constantly monitors these seeking alternative uses to enhance interest income.

Loans

            Loans, net of unearned income, decreased $7,534,000 from year-end to the first quarter end. Less demand in business loans is reflected by a decrease of $9,545,000, while real estate loans have increased by $1,786,000. The business loan decrease resulted from the January 1997 repayment of a $10,000,000 borrowing made just prior to year end.

            The consumer loan comparisons reflect only a slight increase of $218,000 over year end 1996, as compared to quarter end March 31, 1997.

Allowance for Loan Losses

            In making loans, the Company recognizes the fact that credit losses will occur, and that the risk of loss will vary with, among other things, the type of loan being made and the credit-worthiness of the borrower and the collateral of the security for the loan. The allowance for loan losses is maintained at a level believed to be adequate by management to absorb potential losses in the Company's portfolio.

            Management's determination of the adequacy of the allowance is based, among other things, on estimates of the historical loan loss experience, evaluations of economic conditions in general and in various sectors of the Company's customer base, and periodic reviews of loan portfolio quality by the Company's personnel, and other relevant factors. Generally reserves will be provided for loans where the ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due, structurally deficient or economically depreciating, and considering the net realizable value of the security of the loan or guarantees, if applicable. Management will continue to monitor the Company's asset quality and will charge off loans against the allowance for loan losses when appropriate or provide specific loss reserves when necessary. Because the allowance is based on assumptions and subjective judgment, it is not necessarily indicative of the actual charge-offs which may ultimately occur.

            The Company's allowance for loan losses totaled $2,615,000 at March 31, 1997 as compared to $2,484,000 at December 31, 1996. The resulting ratios of allowance to total loans net of unearned interest were 1.18% and 1.09% as of March 31, 1997 and December 31, 1996, respectively. The amount of loans determined by management that require special attention due to potential weaknesses as of March 31, 1997 was $9,945,000, a decrease from $10,851,000 at year end 1996. A total of $2,800,000 in agricultural loans were classified at March 31, 1997. These loans were a carry over from a marginal production year in 1995 in the cotton and cattle industries. Management monitors fluctuations of the loan portfolio in light of charge offs and recoveries, as well as anticipated economic conditions.

Deposits

            At March 31, 1997, total deposits have decreased by $8,911,000 from December 31, 1996 total. Analysis of the decrease indicates that non-interest bearing demand deposits have decreased by $2,625,000, caused by seasonal fluctuations. Interest bearing demand deposits have decreased $6,356,000 from the December 31, 1996 total, as certain temporary money market accounts at December 31, 1996 were liquidated in January 1997. This decrease of approximately $10,911,000 was partially offset by increases to savings accounts and time deposits of $820,000 and $3,949,000, respectively.

Liquidity

            The Company has periodic needs for short-term borrowings. At December 31, 1996, the Company purchased federal funds in order to fund the large commercial borrowing noted above. The repayment of this borrowing in 1997, along with sales of investment securities, allowed the Company to reduce short-term borrowings and meet the funding needs of the decreased deposits.

Stockholders' Equity

            Total stockholders' equity at March 31, 1997 was $34,427,000 compared to $34,185,000 at year end. Earnings through the first quarter of $903,000 less the change in the unrealized loss on available for sale securities of $408,000 and $254,000 in common stock dividend payments accounts for the increase at the end of the first quarter.

            Risk-based capital regulations require all bank holding companies and banks to achieve and maintain a minimum total capital to risk-weighted assets ratio of 8.00%, at least half of which must be in the form of Tier 1 capital (consisting of stockholders' equity less goodwill). The following table indicates the Company's Tier 1 capital ratio and total capital ratio at March 31, 1997 were 14.38% and 15.50%, respectively. The Company maintained, at March 31, 1997 , a leverage ratio of Tier 1 capital to total assets of 10.29% compared to the minimum regulatory requirement of 3.00% required of the strongest companies and banks. In addition, the table indicates that the ratios of the Company's subsidiary bank also well exceed the minimum requirements of the regulation.

       Risk-Based Capital Ratios and Leverage Ratios as of March 31, 1997
                             (Dollars in thousands)

Risk-Based Capital Ratios
                                                                    The Company                               The Bank
Tier 1 Capital...................................     $        33,725          14.38%         $       34,290            14.70%
Tier 1 Capital - Minimum Required................               9,379           4.00%                  9,332             4.00%
                                                      ---------------   ------------          --------------     ------------
   Excess........................................     $        24,346          10.38%         $       24,958            10.70%
                                                      ===============   ============          ==============     ============

Total Capital....................................     $        36,340          15.50%         $       36,905            15.82%
Total Capital - Minimum Required.................              18,758           8.00%                 18,663             8.00%
                                                      ---------------   ------------          --------------     ------------
   Excess........................................     $        17,582           7.50%         $       18,242             7.82%
                                                      ===============   ============          ==============     ============

         Net risk-weighted assets................     $       234,470                         $      233,292
                                                      ===============                         ==============

Leverage Ratios
                                                                    The Company                              The Bank
Total Tier 1 Capital...........................      $        33,725          10.29%         $        34,290           10.43%
Minimum Leverage Requirement...................                9,835           3.00%                   9,862            3.00%
                                                     ---------------    -----------          ---------------     -----------
   Excess......................................      $        23,890           7.29%         $        24,428            7.43%
                                                     ===============    ===========          ===============     ===========

Average Total Assets, net of all goodwill......      $       327,843                         $       328,735
                                                     ===============                         ===============

            Comparison of Results of Operations for the Three Months Ended March 31, 1997 and 1996

            The Company's profitability, like that of many financial institutions, is dependent to a large extent upon its net interest income which is the difference between its interest income on interest-earning assets, such as loans and investments, and its interest expense on interest bearing liabilities, such as deposits and borrowings. Interest sensitivity is one measure of the vulnerability of earnings to changes in the general level of interest rates. Whenever interest-earning assets reprice to market interest rates at a different pace than interest-bearing liabilities, interest income performance will be affected favorably or unfavorably during periods of changes in general interest rates. Management is unable to predict future changes in market rates and their impact on the Company's profitability. Management believes, however, that the Company's current rate sensitivity position is well matched, indicating the assumption of minimal interest rate risk.

            Interest income for the first quarter of 1997 was $6,465,000 compared to $6,253,000 for the same quarter of 1996. Average earning assets grew to $299,804,000 for the first quarter of 1997 from $293,253,000 for the first quarter of 1996.

            The average volume of the Company's securities portfolio decreased to $77,193,000 at March 31, 1997 from $97,902,000 at March 31, 1996, resulting in a decline of investment income of approximately $213,000. Funds from maturing investments were reinvested primarily in higher yielding loans.

            Interest income from business loans totaled $1,669,000 at March 31, 1997 compared to $1,407,000 at March 31, 1996. This increase is attributable to the growth in volume from $59,000,000 to $74,000,000 for the twelve months ended March 31, 1997. Personal loan interest income decreased to $1,757,000 at March 31, 1997 from $1,799,000 at March 31, 1996, due to a declining yield on the personal loan portfolio.

            An increase in the average volume of real estate loans to $73,124,000 at March 31, 1997 from $59,264,000 at March 31, 1996, resulted in increased income despite a reduction in yields.

            The average volume of interest-bearing deposits increased from $229,372,000 at March 31, 1996 to $234,053,000 at March 31, 1997. However, due
to rate reductions in cost of funds, the total expense incurred on the deposits fell by $7,000.

            Non-interest income for the first quarter of 1997 totaled $947,000 as compared to $1,103,000 for the same period in 1996.

            Non-interest expenses increased $83,000 to $2,874,000 for the first quarter of 1997 from $2,791,000 for the first quarter of 1996. This is primarily due to increased automation expenses. Income before taxes for the quarter ended March 31, 1997 was $1,340,000, compared to $1,413,000 for the same period in 1996. The income tax provision decreased between the quarters by $69,000 to $437,000. The resulting first quarter net income for 1997 was $903,000, versus net income for the first quarter 1996 of $907,000. Earnings per share for the first quarter 1997 was $.53, compared to $.54 for the same quarter of 1996.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

    Management currently is not aware of any material legal proceedings to which the Company or the Bank is a party, or to which any of their property is subject, except as follows:

1.   Monica Hasley vs. The Peoples Bank and Trust Company, et al, Circuit Court
     -----------------------------------------------------------
of Macon County, Alabama, Civil Action No. CV-95-252. This case was filed November 13, 1996. This action involves two collateral protection insurance certificates issued in connection with a loan by the Bank to the plaintiff. The plaintiff alleges that the Bank improperly forced-placed insurance coverage on the plaintiff's vehicle and seeks compensatory and punitive damages in unspecified amounts based on several alleged theories of recovery, including fraud and deceit. The Bank denies the allegations of the complaint. A motion to move the case from Macon County to Dallas County, Alabama, has been granted. Discovery is proceeding. The case is being defended by the Bank's insurer.

2.   William L. Ammons, d/b/a Ammons Construction Company v. Peoples Bank and
     ------------------------------------------------------------------------
Trust Co., Circuit Court of Dallas County, Alabama, Case No. CV-95-295. This
---------
case was filed on October 18, 1995. The Plaintiff, a contractor, was constructing a house for a customer of the Bank who had borrowed construction monies for that purpose. The Bank customer sued the contractor, alleging that he failed to complete the construction. The contractor now brings this action contending that the Bank owes funds for the construction to him as a third party beneficiary. He further alleges misrepresentation by the Bank and seeks unspecified compensatory and punitive damages. A jury trial is demanded. The Bank denies the allegations of the complaint. The owner and contractor are in separate litigation over the same issues, and this case has been put on administrative hold pending the outcome of that case.

3.   Ralph Jones vs. The Peoples Bank and Trust Company, et al, Circuit Court of
     ---------------------------------------------------------
Montgomery County, Alabama, Civil Action No. CV-97-529-GR. This case was filed March 14,1997. This action involves two collateral protection insurance certificates issued in connection with a loan by the Bank to the plaintiff. The plaintiff alleges that the Bank improperly forced-placed insurance coverage on the plaintiff's vehicle and seeks compensatory and punitive damages in unspecified amounts based on several alleged theories of recovery, including fraud and deceit. The Bank denies the allegations of the complaint. Discovery is proceeding. The case is being defended by the Bank's insurer.

            This report is not intended to include all pending or threatened litigation, but only such filed cases as claim damages which may exceed 10% of the current assets of The Peoples BancTrust Company, Inc., and its subsidiaries on a consolidated basis, or otherwise are deemed reportable under Regulation S-K. Certain of the above cases are included in this report only because the damages are unspecified, and such inclusion does not indicate any opinion as to the materiality of the suits. In cases which are being defended by an insurer, no opinion is expressed as to the validity or extent of any coverage.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          The Peoples BancTrust Company, Inc.



Date:       May 15, 1997                     /s/  Richard P. Morthland
                                          -------------------------------
                                          Richard P. Morthland
                                          Chairman and Chief Executive Officer


Date:       May 15, 1997                     /s/  Andrew C. Bearden
                                          ----------------------------
                                          Andrew C. Bearden
                                          Executive Vice President and
                                                Chief Financial Officer


Date:       May 15, 1997                     /s/  Virginia L. Sellers
                                          ------------------------------
                                          Virginia L. Sellers
                                          Vice President and Treasurer