Form 10-Q
period 1997-06-30
PEOPLES BANCTRUST CO INC
filed 1997-08-14
CIK 762128

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                         -----------------------------


                                   FORM 10-Q


Mark One
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

                        OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period ended            .
                                     -----------

Commission File No.:       0-13653
                      ------------------



                      THE PEOPLES BANCTRUST COMPANY, INC.
                   -----------------------------------------
            (Exact name of registrant as specified on its charter)

            ALABAMA                                         63-0896239
-------------------------------                       --------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

   310 BROAD STREET, SELMA, ALABAMA                           36701
-----------------------------------------                --------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (334) 875-1000
                                                     --------------

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter time period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

        As of the close of business on June 30, 1997, 3,387,388 shares of registrant's Common Stock, par value $.10 per share, were outstanding.

                        PART I.   FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Registrant are as follows:

Condensed Consolidated Balance Sheets -- June 30, 1997 and December 31, 1996.

Condensed Consolidated Statement of Income -- for the three months and six months ended June 30, 1997 and 1996.

Condensed Consolidated Statement of Cash Flows -- for the six months ended June 30, 1997 and 1996.

Notes to Consolidated Financial Statements.

                      THE PEOPLES BANCTRUST COMPANY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                            In thousands
                                ASSETS                                      June 30, 1997               December 31, 1996
                                ------                                   -----------------------      ------------------------
                                                                             (Unaudited)
Cash and due from banks...............................................               $ 13,519                      $ 18,103
Federal funds sold and securities purchased
 under agreements to resell...........................................                  4,080                         3,912
                                                                                     --------                      --------
 Total cash and cash equivalents......................................                 17,599                        22,015

Securities available-for-sale.........................................                 72,786                        82,693

Loans, net of unearned income.........................................                231,805                       228,370
Allowance for loan losses.............................................                 (2,844)                       (2,484)
                                                                                     --------                      --------
 Net loans............................................................                228,961                       225,886

Premises and equipment................................................                  6,221                         5,962
Other assets..........................................................                  8,753                         6,745
                                                                                     --------                      --------
  Total assets........................................................               $334,320                      $343,301
                                                                                     ========                      ========

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

Noninterest-bearing deposits..........................................               $ 45,147                      $ 47,125
Interest-bearing deposits.............................................                235,533                       241,260
                                                                                     --------                      --------
  Total deposits......................................................                280,680                       288,385

Federal funds purchased and securities sold under agreement to
 repurchase...........................................................                  8,633                        11,925
Other borrowed funds..................................................                  6,219                         6,413
Other liabilities.....................................................                  3,484                         2,393
                                                                                     --------                      --------
  Total liabilities...................................................                299,016                       309,116

Common stock..........................................................                    356                           178
Additional paid-in capital............................................                  6,881                         7,059
Treasury stock........................................................                 (1,287)                       (1,287)
Retained earnings.....................................................                 29,895                        28,454
Net unrealized loss on securities available-for-sale..................                   (541)                         (219)
                                                                                     --------                      --------
  Total stockholders' equity..........................................                 35,304                        34,185
                                                                                     --------                      --------

  Total liabilities and stockholders' equity..........................               $334,320                      $343,301
                                                                                     ========                      ========

See Notes to the Unaudited Consolidated Financial Statements.

                      THE PEOPLES BANCTRUST COMPANY, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                    In thousands, except share and per share data
                                                                Three Months Ended                    Six Months Ended
                                                                     June 30,                              June 30,
                                                    ----------------------------------     ------------------------------------
                                                          1997               1996              1997                1996
                                                    -----------------   --------------     ---------------     ----------------
                                                                                      (Unaudited)

Interest and fees on loans..........................       $    5,401       $    5,111          $   10,613           $    9,872
Interest and dividends on investment securities.....            1,183            1,349               2,364                2,743
Other interest income...............................               70              129                 142                  227
                                                           ----------       ----------          ----------           ----------
Total interest income...............................            6,654            6,589              13,119               12,842

Interest on deposits................................            2,722            2,691               5,384                5,360
Interest on borrowed funds..........................              162               91                 350                  239
                                                           ----------       ----------          ----------           ----------
Total interest income...............................            2,884            2,782               5,734                5,599
                                                           ----------       ----------          ----------           ----------
Net interest income.................................            3,770            3,807               7,385                7,243

Provision for loan losses...........................              364              723                 724                1,049
                                                           ----------       ----------          ----------           ----------
Net interest income after provision
     for loan losses................................            3,406            3,084               6,661                6,194

Net securities gains................................               16                6                  28                   21
Other income........................................            1,025              790               1,972                1,893
Other expense.......................................            2,936            2,672               5,810                5,487
                                                           ----------       ----------          ----------           ----------
Income before income taxes..........................            1,511            1,208               2,851                2,621

Provision for income taxes..........................              466              383                 903                  889
                                                           ----------       ----------          ----------           ----------
Net income..........................................       $    1,045       $      825          $    1,948           $    1,732
                                                           ==========       ==========          ==========           ==========

Weighted average number of shares outstanding.......        3,421,525        3,387,388           3,421,525            3,387,388
                                                           ==========       ==========          ==========           ==========

Net income per share................................       $     0.31       $     0.24          $     0.57           $     0.51
                                                           ==========       ==========          ==========           ==========

Dividends per share.................................       $     0.07       $     0.07          $     0.15           $     0.13
                                                           ==========       ==========          ==========           ==========

All share and per share data, both current and historical, has been adjusted to reflect a two-for-one stock split. See Notes to the Unaudited Condensed Consolidated Financial Statements.

                      THE PEOPLES BANCTRUST COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      In thousands
                                                                Six Months Ended June 30,
                                                         --------------------------------------
                                                               1997                   1996
                                                         -----------------      ---------------
                                                                        (Unaudited)
Net cash provided by operating activities...............       $  2,619             $  9,221
                                                               --------             --------

Cash flows from investing activities:
  Proceeds from sales of securities available for sale..         10,226                7,291
  Proceeds from maturities and calls of securities
   available for sale...................................          9,957                5,569
  Purchases of securities available for sale............        (10,515)             (14,456)
  Net decrease in loans.................................         (3,440)              (8,091)
  Purchases of bank premises and equipment..............           (889)                (405)
  Proceeds from sale of equipment.......................             --                   17
  Investment in low income housing project..............           (676)                  --
                                                               --------             --------
   Net cash provided by investing activities............          4,663              (10,075)
                                                               --------             --------

Cash flows from financing activities:
 Net increase (decrease) in deposits....................         (7,705)              (3,328)
 Net decrease in borrowed funds.........................         (3,486)               7,713
 Dividends paid.........................................           (507)                (440)
                                                               --------             --------
   Net cash provided (used) by financing activities.....        (11,698)               3,945
                                                               --------             --------

Net increase (decrease) in cash and cash equivalents....         (4,416)               3,091
Cash and cash equivalents at beginning of period........         22,015               18,601
                                                               --------             --------
  Cash and cash equivalents at June 30..................       $ 17,599             $ 21,692
                                                               ========             ========

Supplemental disclosure of clash flow information:
  Cash paid during the period for:
   Interest.............................................       $  5,734             $  5,599
   Taxes................................................       $    903             $    888

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

CAPITAL  STOCK
--------------

On May 20, 1997, the Company's Board of Directors declared a two-for-one stock split, which was effected in the form of a 100 percent stock dividend distributed on June 15, 1997. The stated par value was not changed from $.10. A total of $178,000 was reclassified from additional paid-in capital to common stock. Additionally, all share and per share amounts in earnings per share calculations have been restated to retroactively reflect the stock split.

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS
------------------------------------------------------------------------------
OF LIABILITIES
--------------

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

ACCOUNTING FOR EARNINGS PER SHARE
---------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). SFAS 128 simplifies the existing computational guidelines of APB Opinion No. 15, "Earnings per Share" ("Opinion 15"), and is substantially similar to the standard recently issued by the International Accounting Standards Committee. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS which is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration of common stock equivalents. SFAS 128 requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Diluted EPS is computed similarly to basic EPS but considers the effect on the numerator and denominator of all dilutive potential common shares that were outstanding during the year. SFAS 128 also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS 128 requires restatement of all prior-period EPS data presented. The following pro forma amounts reflect EPS as if such amounts had been calculated in accordance with SFAS 128:

                                       Three Months Ended June 30,              Six Months Ended June 30,
                                 -------------------------------------    ------------------------------------
                                         1997               1996                1997                1996
                                 ------------------    ---------------    ----------------    ----------------
Basic earnings per share.........       $0.31               $ .24               $ .58               $0.51
Diluted earnings per share.......       $0.31               $ .24               $ .57               $0.51

REPORTING OF COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

This statement is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassfication of financial statements for earlier periods provided for comparative purposes is required.

DISCLOSURE ABOUT SEGMENTS AND RELATED INFORMATION

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement requires the reporting of financial and descriptive information about an enterprise's reportable operating segments.

This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following analysis focuses on the financial condition of The Peoples BancTrust Company, Inc. (the "Company"), and should be read in conjunction with the consolidated financial statements included in this report.

     On May 20, 1997, the Company's Board of Directors declared a two-for-one stock split which was effected in the form of a 100 percent stock dividend distributed on June 15, 1997. The stated par value per share was not changed from $.10. A total of $178,000 was reclassified from additional paid-in capital to common stock. Additionally, all share and per share amounts in earnings per share calculations have been restated to retroactively reflect the stock split.

FINANCIAL CONDITION

     Total consolidated assets of the Company and its subsidiary, The Peoples Bank and Trust Company (the "Bank"), totaled $334,320,000 at June 30, 1997, a decrease of $8,981,000 from the December 31, 1996 total of $343,301,000. Earning assets also decreased $6,663,000 during the first half of 1997, from $312,491,000 to $305,828,000.

INVESTMENTS

     The Company's total securities portfolio decreased $9,907,000 during the first half of 1997, from $82,693,000 at December 31, 1996 to $72,786,000 at June
30, 1997.

     At year end 1996, and June 30, 1997, the entire investment portfolio was classified as "available for sale", resulting in the portfolio being marked-to-market. At December 31, 1996, the portfolio had a net unrealized loss of $219,000, as compared to a net unrealized loss of $540,000 at June 30, 1997.

SHORT TERM INVESTMENTS

     Short term investments (primarily federal funds and securities purchased under agreements to resell) increased $168,000 between December 31, 1996 and June 30, 1997. Management constantly monitors such investments, seeking alternative uses to enhance interest income.

LOANS

     Loans, net of unearned income, increased $3,436,000 from year-end to the second quarter end. Business loans decreased by $5,442,000, while real estate loans significantly increased by $6,392,000. The business loan decrease resulted from the January 1997 repayment of $10,000,000 borrowings made just prior to year end, and was partially offset by a steady growth in demand.

     The consumer loan comparisons reflect an increase of $2,147,000 over year end 1996, as compared to second quarter end June 30, 1997.

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

     The Company's allowance for loan losses totaled $2,845,000 at June 30, 1997, as compared to $2,484,000 at December 31, 1996. The resulting ratios of allowance to total loans net of unearned interest were 1.23% and 1.09% as of June 30, 1997 and December 31, 1996, respectively. The amount of loans determined by management that require special attention due to potential weaknesses as of June 30, 1997 was $10,049,000, a slight decrease from $10,851,000 at year end 1996. A total of $3,841,000 in agricultural loans was classified at June 30, 1997. These loans were a carry over from a marginal production year in 1995 in the cotton and cattle industries. Management monitors fluctuations of the loan portfolio in light of charge offs and recoveries, as well as anticipated economic conditions.

DEPOSITS

     At June 30, 1997, total deposits have decreased by $7,705,000 from December 31, 1996 total. Analysis of the decrease indicates that non-interest bearing demand deposits have decreased by $1,978,000, caused by seasonal fluctuations. Interest bearing demand deposits have decreased $5,727,000 from the December 31, 1996 total, as certain temporary money market accounts at December 31, 1996 were liquidated in January 1997.

LIQUIDITY

     The Company has periodic needs for short-term borrowings. At December 31, 1996, the Company purchased federal funds in order to fund the large commercial borrowing noted above. The repayment of this borrowing in 1997, along with sales of investment securities, allowed the Company to reduce short-term borrowings and meet the funding needs of the decreased deposits.

STOCKHOLDERS' EQUITY

     Total stockholders' equity at June 30, 1997 was $35,304,000 compared to $34,185,000 at year end. Earnings through the first half of 1997 of $1,948,000 less the change in the unrealized loss on available for sale securities of $322,000 and $507,000 in common stock dividend payments accounts for the increase at the end of the first half of 1997.

     Risk-based capital regulations require all bank holding companies and banks to achieve and maintain a minimum total capital to risk-weighted assets ratio of 8.00%, at least half of which must be in the form of Tier 1 capital (consisting of stockholders' equity less goodwill). The following table indicates the Company's Tier 1 capital ratio and total capital ratio at June 30, 1997 were 14.3% and 15.48%, respectively. The Company maintained, at June 30, 1997, a leverage ratio of Tier 1 capital to total assets of 10.49% compared to the minimum regulatory requirement of 3.00% required of the strongest companies and banks. In addition, the table indicates that the ratios of the Company's subsidiary bank also well exceed the minimum requirements of the regulation.

        RISK-BASED CAPITAL RATIOS AND LEVERAGE RATIOS AS OF JUNE 30, 1997
                             (DOLLARS IN THOUSANDS)


RISK-BASED CAPITAL RATIOS
                                                         THE COMPANY                         THE BANK
                                                 ----------------------------      -----------------------------
Tier 1 Capital...................................      $ 34,618         14.31%           $ 35,052          14.50%
Tier 1 Capital - Minimum Required................         9,681          4.00%              9,670           4.00%
                                                       --------         -----            --------          -----
 Excess..........................................      $ 24,937         10.30%           $ 25,382          10.50%
                                                       ========         =====            ========          =====

Total Capital....................................      $ 37,462         15.48%           $ 37,896          15.68%
Total Capital - Minimum Required.................        19,363          8.00%             19,339           8.00%
                                                       --------         -----            --------          -----
 Excess..........................................      $ 18,099          7.48%           $ 18,557           7.68%
                                                       ========         =====            ========          =====

   Net risk-weighted assets......................      $241,988                          $241,739
                                                       ========                          ========
LEVERAGE RATIOS
                                                         THE COMPANY                         THE BANK
                                                 ----------------------------      -----------------------------
Total Tier 1 Capital............................       $ 34,618        10.49%            $ 35,052        10.62%
Minimum Leverage Requirement....................          9,907         3.00%               9,904         3.00%
                                                       --------        -----             --------        -----
 Excess.........................................       $ 24,711         7.49%            $ 25,148         7.62%
                                                       ========        =====             ========        =====

Average Total Assets, net of all goodwill.......       $330,227                          $330,144
                                                       ========                          ========

RESULTS OF OPERATIONS:

THREE MONTHS ENDED JUNE 30, 1997, COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

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

     Interest income for the second quarter of 1997 was $6,654,000 compared to $6,589,000 for the same quarter of 1996. Average earning assets grew to $302,940,000 for the second quarter of 1997 from $293,798,000 for the second quarter of 1996.

     The average volume of the Company's securities portfolio decreased to $76,376,000 at June 30, 1997 from $91,778,000 at June 30, 1996, resulting in a decline of investment income of approximately $166,000. Funds from maturing investments were reinvested primarily in higher yielding loans.

     Interest income from business loans totaled $1,698,000 at June 30, 1997 compared to $1,757,000 at June 30, 1996. It should be noted that while both business loan volume and yields are virtually unchanged between 1996 and 1997, there were $76,000 of recoveries in this portfolio at June 30, 1996, with $59,000 of them going directly to income. Without the 1996 recoveries, business loan income for 1996 and 1997 would be equal.

     Personal loan interest income increased to $1,805,000 at June 30, 1997 from $1,792,000 at June 30, 1996, due to a slight volume increase on the personal loan portfolio.

     An increase in the average volume of real estate loans to $76,297,000 at June 30, 1997 from $61,396,000 for the same period ending June 30, 1996, resulted in increased income despite a slight reduction in yields.

     The average volume of interest-bearing deposits increased from $229,875,000 at June 30, 1996 to $236,108,000 at June 30, 1997. Accordingly, cost of funds increased $108,000.

     Non-interest income for the second quarter of 1997 totaled $1,025,000 as compared to $793,000 for the same period in 1996. Three of the largest items to increase this category of income were Service Charges ($55,000), Business Manager proceeds ($34,000) and Brokerage Fees ($41,000) with the balance distributed among a myriad of accounts.

     Non-interest expenses increased $264,000 to $2,936,000 for the second quarter of 1997 from $2,672,000 for the second quarter of 1996. Among the many expenses incurred, salary expense rose in tandem with more personnel hired to staff bank subsidiaries ($92,000), fixed asset expense grew $32,000, and consulting fees grew $50,000.

     Income before taxes for the second quarter ended June 30, 1997 was $1,511,000, compared to $1,208,000 for the same period in 1996. The income tax provision increased between the quarters by $83,000 to $466,000. The resulting second quarter net income for 1997 was $1,045,000, versus net income for the second quarter 1996 of $825,000. Earnings per share for the second quarter 1997 was $.31 compared to $.24 for the same quarter of 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

     Interest income for the first half of 1997 totaled $13,119,000, compared to $12,842,000 for the first half of 1996. The increase of $277,000 was due to increased loan volume, which was funded primarily through a decrease in investment securities.

     Interest income on the Company's investment securities for the six months ended June 30, 1997 was $2,364,000, compared to $2,743,000 for the same six month period in 1996. Average yields on investment securities decreased from 5.95% at June 30, 1996 to 5.49% at June 30, 1997.

     Interest income on the Company's loans grew from $9,872,000 for the first half of 1996, to $10,613,000 for the same period in 1997. Through June 30, 1997, the average volume of loans was $221,390,000. The yield on loans decreased from 11.91% at June 30, 1996 to 9.59% at June 30, 1997.

     Interest expense on deposits through June 30, 1997 totaled $5,384,000, compared to $5,360,000 through June 30, 1996. The average volume of interest-bearing deposits increased from $228,700,000 for the six months ended June 30, 1996 to $235,216,000 for the six months ended June 30, 1997. The average cost of the Company's deposits decreased from 4.69% through June 30, 1996 to 4.58% through June 30, 1997.

     The resulting net interest income for the six months ended June 30, 1997 was $7,385,000 compared to $7,243,000 in 1996.

     For the six months ended June 30, 1997, the provision for loan losses totaled $724,000, compared to $1,049,000 for the same period in 1996. See "-- Financial Condition--Allowance for Loan Losses" above.

     For the first half of 1997, non-interest income, excluding gains on the sale of securities, increased $79,000 from $1,893,000 for the six months ended June 30, 1996 to $1,972,000 for the six months ended June 30, 1997. An increase of $15,000 was noted in deposit service charges along with increases in business manager fees of $58,000 and brokerage fees of $44,000. These items were partially offset by a decrease in miscellaneous operating income of $38,000.

     Non-interest expense through June 30, 1997 totaled $5,810,000, an increase of $323,000 from last year. This increase is largely the result of expenses incurred in the opening of a new branch, and preparation for the opening of another.

     Income before taxes for the six months ended June 30, 1997 totaled $2,851,000 compared to $2,261,000 for the same period in 1996. The 1997 income tax provision was $903,000, compared to $889,000 in 1996 due to increased income. The resulting net income through June 30, 1997 of $1,948,000 was $216,000 more than the six months ended June 30, 1996 net income of $1,732,000. Income per share increased from $.51 to $.57.

RECENT DEVELOPMENT

     On June 16, 1997, the Company established a Loan Production Office in Centreville, Bibb County, Alabama. Concurrent therewith, the Bank applied to the Alabama State Banking Department and the Federal Reserve Bank of Atlanta for permission to establish a branch in Centreville, Alabama. Permission was granted, and the Bank opened its sixteenth office on July 28, 1997.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Management currently is not aware of any material legal proceedings to which Peoples BancTrust or The Peoples Bank and Trust is party, or to which any of their property is subject, except as follows:

1.       Monica Hasley vs. The Peoples Bank and Trust Company, et al, Circuit
         ------------------------------------------------------------
Court of Macon County, Alabama, Civil Action No. CV-95-252. This case was filed November 13, 1996. This action involves two collateral protection insurance certificates issued in connection with a loan by the Bank to the plaintiff. The plaintiff alleges that the Bank improperly forced-placed insurance coverage on the plaintiff's vehicle and seeks compensatory and punitive damages in unspecified amounts based on several alleged theories of recovery, including fraud and deceit. The Bank denies the allegations of the complaint. A motion to move the case from Macon County to Dallas County, Alabama, has been granted. Discovery is proceeding. The case is being defended by the Bank's insurer.

2.       William L. Ammons, d/b/a Ammons Construction Company v. Peoples Bank
         --------------------------------------------------------------------
and Trust Co., Circuit Court of Dallas County, Alabama, Case No. CV-95-295.
--------------
This case was filed on October 18, 1995. The plaintiff, a contractor, was constructing a house for a customer of the Bank who had borrowed construction monies for that purpose. The Bank customer sued the contractor, alleging that he failed to complete the construction. The contractor now brings this action contending that the Bank owes funds for the construction to him as a third party beneficiary. He further alleges misrepresentation by the Bank and seeks unspecified compensatory and punitive damages. A jury trial is demanded. The Bank denies the allegations of the complaint. The owner and contractor are in separate litigation over the same issues, and this case has been put on administrative hold pending the outcome of that case.

3.       Ralph Jones vs. The Peoples Bank and Trust Company, et al, Circuit
         ----------------------------------------------------------
Court of Montgomery County, Alabama, Civil Action No. CV-97-529-GR. This case was filed March 14,1997. This action involves two collateral protection insurance certificates issued in connection with a loan by the Bank to the plaintiff. The plaintiff alleges that the Bank improperly forced-placed insurance coverage on the plaintiff's vehicle and seeks compensatory and punitive damages in unspecified amounts based on several alleged theories of recovery, including fraud and deceit. The Bank denies the allegations of the complaint. Discovery is proceeding. The case is being defended by the Bank's insurer.

4.       Raymond Lee Moseley vs. The Peoples Bank and Trust Company, et al,
         ------------------------------------------------------------------
Circuit Court of Autauga County, Alabama Civil Action No. CV-97-169-B. This suit was served on the Bank on August 4, 1997. The complaint alleges that the Bank improperly sold credit life insurance and accidental death insurance to the plaintiff, and seeks compensatory and punitive damages in unspecified amounts. The causes of action alleged include breach of contract, fraud, fraudulent suppression and concealment, money had and received, conversion, conspiracy, and negligent and wanton hiring, training and supervision. The complaint also seeks class action status for all persons who purchased credit life insurance from the defendants under circumstances similar to those alleged in the complaint. The Bank has not at this point had an opportunity to investigate the allegations of this complaint nor prepare a response.

         This report is not intended to include all pending or threatened litigation, but only such filed cases as claim damages which may exceed 10% of the current assets of the Company on a consolidated basis, or otherwise are deemed reportable under Regulation S-K. Certain of the above cases are included in this report only because the damages are unspecified, and such inclusion does not indicate any opinion as to the materiality of the suits. In cases which are being defended by an insurer, no opinion is expressed as to the validity or extent of any coverage.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 8, 1997 the Company held its Annual Meeting of Shareholders at which the following matters were considered and voted on:

Proposal I - Election of Directors

NOMINEES                                            FOR                    WITHHELD
--------                                            ---                    --------
Julius R. Brown                                  1,473,615                   14,477
Clyde B. Cox, Jr.                                1,488,051                       41
Harry W. Gamble, Jr.                             1,488,051                       41
Ted M. Henry                                     1,488,051                       41
Elam P. Holley, Jr.                              1,488,051                       41
Edith Morthland Jones                            1,488,051                       41
A.D. Lovelady                                    1,488,051                       41
Richard P. Morthland                             1,488,051                       41
Thomas E. Newton                                 1,488,051                       41
David Y. Pearce                                  1,488,051                       41
C. Ernest Smith                                  1,488,051                       41
Julius E. Talton, Sr.                            1,488,051                       41

There were no abstentions or broker non-votes.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              The Peoples BancTrust Company, Inc.


Date:  August 14, 1997        /s/  Richard P. Morthland
                              ------------------------------------
                              Richard P. Morthland
                              Chairman and Chief Executive Officer


Date:  August 14, 1997        /s/  Andrew C. Bearden
                              ------------------------------------
                              Andrew C. Bearden
                              Executive Vice President and
                               Chief Financial Officer


Date:  August 14, 1997        /s/  Virginia L. Sellers
                              ------------------------------------
                              Virginia L. Sellers
                              Vice President and Treasurer
                              (Principal Accounting Officer)