Form 10-Q
period 1997-09-30
PEOPLES BANCTRUST CO INC
filed 1997-11-14
CIK 762128

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark one)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1997

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from                   to
                                    -----------------    -----------------

     Commission file number 0-13653

                      THE PEOPLES BANCTRUST COMPANY, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified on its charter)

           Alabama                                        63-0896239
-------------------------------                      -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

                    310 Broad Street, Selma, Alabama  36701
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (334) 875-1000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X        No
    ---          ---

     As of the close of business on September 30, 1997, 3,387,388 shares of registrant's Common Stock, par value $.10 per share, were outstanding.

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Registrant are as follows:

         Condensed Consolidated Balance Sheets -- September 30, 1997 and December 31, 1996.

         Condensed Consolidated Statements of Income -- for the three months and nine months ended September 30, 1997 and 1996.

         Condensed Consolidated Statement of Cash Flows -- for the nine months ended September 30, 1997 and 1996.

         Notes to Consolidated Financial Statements.

              THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               In Thousands
                                                                           30-SEP-97   31-DEC-96
                                                                          (Unaudited)
ASSETS:
Cash and due from banks                                                     $ 15,143    $ 18,103
Federal funds sold and securities purchased under agreements to resell         4,493       3,912
                                                                            --------    --------
Total cash and cash equivalents                                               19,636      22,015

Securities available-for-sale                                                 75,466      82,693

 Loans, net of unearned income                                               236,223     228,370
 Allowance for loan losses                                                    (2,650)     (2,484)
                                                                            --------    --------
 Net loans                                                                   233,573     225,886

 Premises and equipment                                                        6,367       5,962
 Other assets                                                                  9,277       6,745
                                                                            --------    --------
   Total assets                                                             $344,319    $343,301
                                                                            ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Noninterest-bearing deposits                                                $ 43,997    $ 47,125
Interest-bearing deposits                                                    242,003     241,260
                                                                            --------    --------
   Total deposits                                                            286,000     288,385

Federal funds purchased and securities sold
    under agreement to repurchase                                             11,496      11,925
Other borrowed funds                                                           5,978       6,413
Other liabilities                                                              4,351       2,393
                                                                            --------    --------
   Total liabilities                                                         307,825     309,116

Common stock                                                                     356         178
Additional paid-in capital                                                     6,881       7,059
Treasury stock                                                                (1,287)     (1,287)

Retained earnings                                                             30,690      28,454
Net unrealized loss on securities available-for-sale                            (146)       (219)
                                                                            --------    --------
  Total stockholders' equity                                                  36,494      34,185
                                                                            --------    --------
  Total liabilities and stockholders' equity                                $344,319    $343,301
                                                                            ========    ========


See Notes to the Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

              THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                                IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA
                                                                                (UNAUDITED)

                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                   Sept 30                        Sept 30
                                                               1997            1996          1997            1996
                                                            ----------      ----------     ----------     ----------
Interest and fees on loans                                  $    5,654      $    5,032     $   16,267     $   14,904
Interest and dividends on investment securities                  1,160           1,268          3,524          4,011
Other interest income                                               82              82            224            309
                                                            ----------      ----------     ----------     ----------
  Total interest income                                          6,896           6,382         20,015         19,224

Interest on deposits                                             2,798           2,549          8,182          7,910
Interest on borrowed funds                                         168             284            518            522
                                                            ----------      ----------     ----------     ----------
  Total interest expense                                         2,966           2,833          8,700          8,432
                                                            ----------      ----------     ----------     ----------
  Net interest income                                            3,930           3,549         11,315         10,792

Provision for loan losses                                          368             368          1,092          1,417
                                                            ----------      ----------     ----------     ----------
  Net interest income after provision for loan
    losses                                                       3,562           3,181         10,223          9,375

Net securities gains                                                16              21             44             42
Other income                                                     1,059             829          3,031          2,722
Other expense                                                    3,027           2,829          8,837          8,316
                                                            ----------      ----------     ----------     ----------
  Income before income taxes                                     1,610           1,202          4,461          3,823

Provision for income taxes                                         543             320          1,446          1,209
                                                            ----------      ----------     ----------     ----------
  NET INCOME                                                $    1,067      $      882     $    3,015     $    2,614
                                                            ==========      ==========     ==========     ==========

Weighted average number of shares outstanding                3,422,223       3,387,388      3,422,223      3,387,388
                                                            ==========      ==========     ==========     ==========
Net income per share                                             $0.31           $0.26          $0.88          $0.77
                                                            ==========      ==========     ==========     ==========
Dividends per share                                              $0.08           $0.07          $0.23          $0.20
                                                            ==========      ==========     ==========     ==========

--------------------------------------------------------------------------------
All share and per share data, both current and historical, has been adjusted to reflect a two-for-one stock split. See Notes to the Unaudited Condensed Consolidated Financial Statements.
--------------------------------------------------------------------------------

              THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  In Thousands
                                                           Nine Months Ended Sept 30,
                                                              1997           1996
                                                          ------------   ------------
                                                                  (Unaudited)
Net cash provided by operating activities                 $      5,005   $      4,315
                                                          ------------   ------------

Cash flows from investing activities:
  Proceeds from sales of securities available for sale
                                                                13,942         16,348
  Proceeds from maturities and calls of securities
   available for sale                                           11,362         25,897
  Purchases of securities available for sale                   (17,946)       (25,137)
  Net decrease in loans                                         (8,779)       (13,575)
  Purchases of bank premises and equipment                      (1,269)          (604)
  Proceeds from sale of equipment                                   10             17
  Investment in low income housing project                        (676)
                                                          ------------   ------------
Net cash provided by investing activities                       (3,356)         2,946
                                                          ------------   ------------

Cash flows from financing activities:
Net (decrease) in deposits                                      (2,385)        (4,985)
Net decrease in borrowed funds                                    (864)          (120)
Dividends paid                                                    (779)          (660)
                                                          ------------   ------------
Net cash used by financing activities                           (4,028)        (5,765)
                                                          ------------   ------------

Net increase (decrease) in cash and cash equivalents            (2,379)         1,496
Cash and cash equivalents at beginning of period                22,015         18,601
                                                          ------------   ------------
Cash and cash equivalents at September 30                 $     19,636   $     20,097
                                                          ============   ============


Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest                                                $      8,332   $      8,432
  Taxes                                                   $      1,209   $      1,625


--------------------------------------------------------------------------------
See Notes to the Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

THE PEOPLES BANCTRUST COMPANY, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

ACCOUNTING POLICIES:

The accompanying unaudited consolidated financial statements of The Peoples BancTrust Company, Inc, (the "Company") and its subsidiary, The Peoples Bank and Trust Company, have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All interim amounts are subject to year-end audit, and the results of operations for the interim periods herein are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

CAPITAL STOCK:

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

ACCOUNTING FOR EARNINGS PER SHARE:

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

SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS 128 requires restatement of all prior-period EPS data presented. The following pro forma amounts reflect EPS as if such amounts had been calculated in accordance with SFAS 128:

                              Three Months    Nine Months
                              Ended Sept 30  Ended Sept 30
                               1997   1996    1997   1996
                              ------  -----  ------  -----

Basic earnings per share       $ .31  $ .26   $ .89  $ .77

Diluted earnings per share     $ .31  $ .26   $ .88  $ .77

REPORTING OF COMPREHENSIVE INCOME:

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

This statement is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

DISCLOSURE ABOUT SEGMENTS AND RELATED INFORMATION:

In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement requires the reporting of financial and descriptive information about an enterprise's reportable operating segments.

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

FINANCIAL CONDITION:

Total consolidated assets of the Company and its subsidiary, The Peoples Bank and Trust Company (the "Bank"), totaled $344,319,000 at September 30, 1997, an increase of $1,018,000 from the December 31, 1996 total of $343,301,000. Earning assets also increased $1,041,000, from $312,491,000 as of December 31, 1996 to $313,532,000 as of September 30, 1997.

INVESTMENTS:

The Company's total securities portfolio decreased $7,227,000 during the first nine months of 1997 from $82,693,000 at December 31, 1996 to $75,466,000 at
September 30, 1997.

At year end 1996 and at September 30, 1997, the entire investment portfolio was classified as "available-for-sale", resulting in the portfolio being marked-to-market. At December 31, 1996, the portfolio had a net unrealized loss of $219,000 as compared to a net unrealized loss of $146,000 at September 30,1997.

SHORT TERM INVESTMENTS:

Short term investments (primarily federal funds and securities purchased under agreements to resell) increased $581,000 between December 31, 1996 and September 30, 1997. Management constantly monitors these seeking alternative uses to enhance interest income.

LOANS:

Loans, net of unearned income, increased $7,853,000 from year-end to the third quarter end. Business loans decreased by $4,024,000, while real estate loans have significantly increased by $9,398,000. The business loan decrease resulted from the January 1997 repayment of a $10,000,000 borrowing made just prior to year end, and is partially offset by a steady growth in demand. Real estate loans, however, showed a large increase due to promotional efforts. The consumer loan comparisons at September 30, 1997 reflect an increase of $1,203,000 over year end 1996.

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

The Company's allowance for loan losses totaled $2,650,000 at September 30, 1997 as compared to $2,484,000 at December 31, 1996. The resulting ratios of allowance to total loans net of unearned interest were 1.12% and 1.09% as of September 30, 1997 and December 31, 1996, respectively. The amount of loans determined by management that require special attention due to potential weaknesses as of September 30, 1997 was $9,230,000, a slight decrease from $10,851,000 at year end 1996. A total of $3,106,000 in agricultural loans were classified at September 30, 1997. These loans were a carry over from a marginal production year in 1995 in the cotton and cattle industries. Management monitors fluctuations of the loan portfolio in light of charge offs and recoveries, as well as anticipated economic conditions.

DEPOSITS:

At September 30, 1997, total deposits decreased by $2,385,000 from the December 31, 1996 total. Analysis of the decrease indicates that non-interest bearing demand deposits decreased by $3,128,000, primarily caused by seasonal fluctuations. Interest bearing demand deposits increased $743,000 from the December 31, 1996 total, as certain temporary money market accounts at December 31, 1996 were liquidated in January 1997.

LIQUIDITY:

The Company has periodic needs for short-term borrowings. At December 31, 1996, the Company purchased federal funds in order to fund the temporary large commercial borrowing noted above. The repayment of this borrowing in 1997, along with sales of investment securities, allowed the Company to reduce short-term borrowings in the first quarter of 1997. However, continued real estate loan growth during the year has resulted in an increase in short-term borrowings at September 30, 1997.

STOCKHOLDERS' EQUITY:

Total stockholders' equity at September 30, 1997 was $36,494,000, compared to $34,185,000 at December 31, 1996. Earnings through the first three quarters of 1997 of $3,015,000, less the change in the unrealized loss on available-for-sale securities of $73,000 and $779,000 in common stock dividend payments, account for the increase at the end of the first nine months of 1997.

Risk-based capital regulations require all bank holding companies and banks to achieve and maintain a minimum total capital to risk-weighted assets ratio of 8.00%, at least half of which must be in the form of Tier 1 capital (consisting of stockholders' equity less goodwill). The following table indicates the Company's Tier 1 capital ratio and total capital ratio at September 30, 1997 were 14.07% and 15.11%, respectively. The Company maintained, at September 30, 1997, a leverage ratio of Tier 1 capital to total assets of 10.83% compared to the minimum regulatory requirement of 3.00% required of the strongest companies and banks. In addition, the table indicates that the ratios of the Bank also well exceed the minimum requirements of the regulation.

 RISK-BASED CAPITAL RATIOS & LEVERAGE RATIOS AS OF SEPTEMBER 30, 1997
                         Dollars in Thousands


RISK-BASED CAPITAL RATIOS
---------------------------------
                                       THE COMPANY         THE BANK
                                     ----------------  ---------------
Tier 1 Capital                       $ 35,970  14.07%  $ 36,111  14.53%
Tier 1 Capital - Minimum Required      10,227   4.00%     9,938   4.00%
                                     --------  -----   --------  -----
Excess                               $ 25,743  10.07%  $ 26,173  10.53%
                                     --------  -----   --------  -----

Total Capital                        $ 38,620  15.11%  $ 38,761  15.60%
Total Capital - Minimum Required       20,454   8.00%    19,877   8.00%
                                     --------  -----   --------  -----
Excess                               $ 18,166   7.11%  $ 18,884   7.60%
                                     --------  -----   --------  -----

Net risk-weighted assets             $255,669          $248,458
                                     --------          --------
LEVERAGE RATIOS
---------------------------------
                                       THE COMPANY        THE BANK
                                     ----------------  ---------------
Total Tier 1 Capital                 $ 35,970  10.83%  $ 36,111  10.75%
Minimum Leverage Requirement            9,962   3.00%    10,078   3.00%
                                     --------  -----   --------  -----
Excess                               $ 26,008   7.83%  $ 26,033   7.75%
                                     --------  -----   --------  -----

Average Total Assets,
      Net of all goodwill            $332,081          $335,921
                                     --------          --------

----------------------------------------------------------------------

                             RESULTS OF OPERATIONS:

THREE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

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

Interest income for the third quarter of 1997 was $6,896,000, compared to $6,382,000 for the same quarter of 1996. Average earning assets grew to $310,937,000 for the third quarter of 1997, from $290,763,000 for the third quarter of 1996.

The average volume of the Company's securities portfolio decreased to $74,133,000 at September 30, 1997 from $85,313,000 at September 30, 1996, resulting in a decline of investment income of approximately $108,000. Funds from maturing investments were reinvested primarily in higher yielding loans.

Personal loan interest income increased to $1,832,000 at September 30, 1997 from $1,811,000 at September 30, 1996, due to a slight volume increase on the personal loan portfolio.

An increase in the average volume of real estate loans to $80,528,000 at September 30, 1997 from $64,067,000 for the same period ending September 30, 1996, resulted in increased income.

The average volume of interest-bearing deposits increased from $226,795,000 at September 30, 1996 to $239,252,000 at September 30, 1997. Accordingly, cost of funds increased $249,000.

Non-interest income for the third quarter of 1997 totaled $1,059,000 as compared to $829,000 for the same period in 1996, with service charge income accounting for the majority of the increase.

Non-interest expenses increased $198,000, to $3,027,000 for the third quarter of 1997 from $2,829,000 for the third quarter of 1996. This increase was primarily related to completed and pending branch openings. Income before taxes for the third quarter ended September 30, 1997 was $1,610,000, compared to $1,202,000 for the same period in 1996. The income tax provision increased between the quarters by $223,000, to $543,000. The resulting third quarter net income for 1997 was $1,067,000, versus net income for the third quarter 1996 of $882,000. Earnings per share for the third quarter 1997 was $.31 compared to $.26 for the same quarter of 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Interest income for the first three quarters of 1997 totaled $20,015,000, compared to $19,224,000 for the first nine months of 1996. The increase of $791,000 was primarily due to increased loan volume, which was funded primarily through a decrease in investment securities.

Interest income on the Company's investment securities for the nine months ended September 30, 1997 was $3,524,000, compared to $4,011,000 for the same nine month period in 1996. Average yields on investment securities increased from 5.84% at September 30, 1996 to 6.17 at September 30, 1997.

Interest income on the Company's loans grew from $14,904,000 for the first three quarters of 1996, to $16,267,000 for the same period in 1997. Through September 30, 1997, the average volume of loans was $224,708,000. The yield on loans decreased from 10.17% at September 30, 1996 to 9.65% at September 30, 1997.

Interest expense on deposits through September 30, 1997 totaled $8,182,000, compared to $7,910,000 through September 30, 1996. The average volume of interest-bearing deposits increased from $228,674,000 for the nine months ended September 30, 1996 to $236,576,000 for the nine months ended September 30, 1997. The average cost of the Company's deposits remained constant at 4.61% for the two nine month periods.

The resulting net interest income for the nine months ended September 30, 1997 was $11,315,000 compared to $10,792,000 in 1996.

For the nine months ended September 30, 1997, the provision for loan losses totaled $1,092,000, compared to $1,417,000 for the same period in 1996. See "-- Financial Condition--Allowance for Loan Losses" above.

For the first three quarters of 1997, non-interest income, excluding gains on the sale of securities, increased $309,000 from $2,722,000 for the nine months ended September 30, 1996 to $3,031,000 for the nine months ended September 30, 1997, primarily related to deposit service charges along with increases in business manager fees.

Non-interest expense through September 30, 1997 totaled $8,837,000, an increase of $521,000 from last year. This increase is largely the result of expenses incurred in the opening of a new branch, and preparation for the opening of another. Extensive up-grading of personal computer network and installations also increased non-interest expenses.

Income before taxes for the nine months ended September 30, 1997 totaled $4,461,000 compared to $3,823,000 for the same period in 1996. The 1997 income tax provision was $1,446,000, compared to $1,209,000 in 1996 due to increased income. The resulting net income through September 30, 1997 of $3,015,000 was $401,000 more than the nine months ended September 30, 1996 net income of $2,614,000. Income per share increased from $.77 to $.88.


                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

  Management currently is not aware of any material legal proceedings to which the Company or the Bank is a party, or to which any of their property is subject, except as follows:

1.  Monica Hasley vs. The Peoples Bank and Trust Company, et al, Circuit Court
    ------------------------------------------------------------
of Macon County, Alabama, Civil Action No. CV-95-252. This case was filed November 13, 1996. This action involves two collateral protection insurance certificates issued in connection with a loan by the Bank to the plaintiff. The plaintiff alleges that the Bank improperly forced-placed insurance coverage on the plaintiff's vehicle and seeks compensatory and punitive damages in unspecified amounts based on several alleged theories of recovery, including fraud and deceit. The Bank denies the allegations of the complaint. A motion to move the case from Macon County to Dallas County, Alabama, has been granted. Discovery is proceeding. The case is being defended by the Bank's insurer.

2.  William L. Ammons, d/b/a Ammons Construction Company v. Peoples Bank and
    ------------------------------------------------------------------------
Trust Co.,Circuit Court of Dallas County, Alabama, Case No. CV-95-295.  This
---------
case was filed on October 18, 1995. The Plaintiff, a contractor, was constructing a house for a customer of the Bank who had borrowed construction monies for that purpose. The Bank customer sued the contractor, alleging that he failed to complete the construction. The contractor now brings this action contending that the Bank owes funds for the construction to him as a third party beneficiary. He further alleges misrepresentation by the Bank and seeks unspecified compensatory and punitive damages. A jury trial is demanded. The Bank denies the allegations of the complaint. The owner and contractor are in separate litigation over the same issues, and this case has been put on administrative hold pending the outcome of that case.

3.  Ralph Jones vs. The Peoples Bank and Trust Company, et al, Circuit Court of
    ---------------------------------------------------------
Montgomery County, Alabama, Civil Action No. CV-97-529-GR. This case was filed March 14,1997. This action involves two collateral protection insurance certificates issued in connection with a loan by the Bank to the plaintiff. The plaintiff alleges that the Bank improperly forced-placed insurance coverage on the plaintiff's vehicle and seeks compensatory and punitive damages in unspecified amounts based on several alleged theories of recovery, including fraud and deceit. The Bank denies the allegations of the complaint. The case is being defended by the Bank's insurer. This case has been tentatively settled, and is awaiting final execution of releases and issuance of settlement drafts.

4.  Raymond Lee Moseley vs. The Peoples Bank and Trust Company, et al, Circuit
    -----------------------------------------------------------------
Court of Autauga County, Alabama Civil Action No. CV-97-169-B. This suit was served on Peoples Bank on August 4, 1997. The complaint alleges that the Bank improperly sold credit life insurance and accidental death insurance to the plaintiff, and seeks compensatory and punitive damages in unspecified amounts. The causes of action alleged include breach of contract, fraud, fraudulent suppression and concealment, money had and received, conversion, conspiracy, and negligent and wanton hiring, training and supervision. The complaint also seeks class action status for all persons who purchased credit life insurance from the defendants under circumstances similar to those alleged in the complaint. The Bank has not at this point had an opportunity to investigate the allegations of this complaint nor prepare a response.

     This report is not intended to include all pending or threatened litigation, but only such filed cases as claim damages which may exceed 10% of the current assets of the Company and its subsidiaries on a consolidated basis, or otherwise are deemed reportable under Regulation S-K. Certain of the above cases are included in this report only because the damages are unspecified, and such inclusion does not indicate any opinion as to the materiality of the suits. In cases which are being defended by an insurer, no opinion is expressed as to the validity or extent of any coverage.

ITEM 5.   OTHER INFORMATION

     A Special Meeting of the Shareholders was held on October 28, 1997 to consider and vote upon a proposed amendment to Article IV of the Company's Articles of Incorporation to increase the Company's authorized common stock from 4,000,000 to 9,000,000 shares, and thereby to increase the total number of shares of authorized capital stock from 5,000,000 to 10,000,000 shares, of which 9,000,000 shares shall be common stock and 1,000,000 shares shall be preferred stock. The proposed amendment was approved by the shareholders at the Special Meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibit 27 - Financial Data Schedule (SEC use only)

        (b)  No reports on Form 8-K were filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THE PEOPLES BANCTRUST COMPANY, INC.
                                              (Registrant)



Date: November 14, 1997            By: /s/ Richard P. Morthland
                                       -------------------------------------
                                       Richard P. Morthland, Chairman
                                       and Chief Executive Officer



                                       /s/ Andrew C. Bearden
                                       -------------------------------------
                                       Andrew C. Bearden, Executive Vice
                                       President and Chief Financial Officer



                                       /s/ Virginia L. Sellers
                                       -------------------------------------
                                       Virginia L. Sellers, Vice President
                                       and Treasurer