Form 10-K
period 1997-12-31
PEOPLES BANCTRUST CO INC
filed 1998-03-31
CIK 762128

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                --------------
                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                       to
                               ---------------------    ----------------

Commission file number             0-13653
                       --------------------------

                      THE PEOPLES BANCTRUST COMPANY, INC.
                      -----------------------------------
            (Exact name of registrant as specified in its charter)

            Alabama                                     63-0896239
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

310 Broad Street, Selma, Alabama                           36701
-----------------------------------------            -----------------
(Address of principal executive offices)                 (Zip Code)


     Registrant's telephone number, including area code:  (334) 875-1000.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The registrant's voting stock is traded on the NASDAQ SmallCap Market. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price ($31.25 per share) at which the stock was sold on March 14, 1998, was approximately $54,977,500. For purposes of this calculation, the term "affiliate" refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant's Common Stock.

As of the close of business on March 14, 1998, 3,428,744 shares of the registrant's Common Stock were outstanding.

                      Documents Incorporated By Reference
Part II:
Annual Report to Stockholders for the year ended December 31, 1997.

Part III:
Portions of the definitive proxy statement for the Annual Meeting of the Shareholders to be held on April 14, 1998.

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

          BancTrust and Peoples Bank are headquartered in Selma, Alabama. Peoples Bank conducts a general commercial and full-service retail banking business in Dallas, Autauga, Butler, Bibb and Elmore counties and surrounding areas of Alabama. In addition, Peoples Bank offers trust and financial management services. Peoples Bank provides banking services to individuals, corporations and others. Peoples Bank's services also include the sale of traveler's checks, the rental of safe deposit facilities, collection of domestic and foreign items, issuance of cashier's checks and money orders, 24-hour Automated Teller Machine ("ATM") service, bank by mail and night depository and other customary banking services. Peoples Bank makes commercial, personal, construction and real estate loans and accepts both demand and time deposits. Peoples Bank offers a wide variety of other financial products through its brokerage department and insurance agency.

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

          BancTrust's executive offices and the main office of Peoples Bank are located at 310 Broad Street, Selma, Alabama 36701. Peoples Bank also operates four branches in Selma, three branches in Prattville, two branches in Greenville and one branch in each of Plantersville, Georgiana, McKenzie, Centreville, Millbrook and Montevallo, Alabama. BancTrust's telephone number is (334) 875-1000.

ACQUISITIONS

          On March 6, 1998, BancTrust announced that, as of such date, it had consummated the acquisition of Merchants & Planters Bancshares, Inc. ("Bancshares"), the parent company of Merchants & Planters Bank, an Alabama commercial bank based in Montevallo, Alabama ("Merchants Bank"). BancTrust paid $20,085,083 in cash for the outstanding shares of common stock of Bancshares, representing consideration of $949.38 per share. The acquisition was approved by the shareholders of Bancshares at a special meeting of stockholders on March 5, 1998. The operations Merchants Bank have not been merged with those of Peoples Bank. BancTrust currently expects to consummate the merger of Merchants Bank into Peoples Bank by mid-April, 1998.

          On December 11, 1997, BancTrust and Elmore County Bancshares, Inc. ("Elmore County"), the holding company for The Bank of Tallassee, executed a definitive agreement for the merger of Elmore County with and into BancTrust.
In the merger, BancTrust will issue shares of its common stock in exchange for the outstanding common stock of Elmore County. Based on the terms of the definitive agreement, it is currently estimated that BancTrust will issue 3.1075 shares of its common stock for each outstanding share of Elmore County common stock. Such exchange ratio is based on the unaudited book value of Elmore County as of September 30, 1997. The acquisition is subject to a number of conditions, including receipt of all regulatory and shareholder approvals.

LENDING ACTIVITIES

          Loan Composition.  The following table sets forth a five-year
          ----------------
comparison of major categories of BancTrust's loans.

                                                                           At December 31,
                                            ------------------------------------------------------------------------------
                                                 1997            1996            1995            1994            1993
                                            --------------  --------------  --------------  --------------  --------------
                                                                            (In thousands)
Commercial and industrial.................        $ 91,903        $ 82,001        $ 61,984        $ 48,829        $ 42,006
Real estate - mortgage(1).................          88,246          72,037          57,359          50,092          43,685
Personal..................................          71,978          70,619          71,695          66,170          51,299
Overdrafts and credit line................           7,036           5,245           5,090           4,365           4,929
                                                  --------        --------        --------        --------        --------
 Total loans..............................        $259,163        $229,902        $196,128        $169,456        $141,919
                                                  ========        ========        ========        ========        ========
Less:
 Unearned discount........................        $    386        $  1,532        $  4,996        $  6,478        $  4,943
 Allowance for loan losses................           2,750           2,484           2,005           2,039           2,205
                                                  --------        --------        --------        --------        --------
  Total loans, net........................        $256,027        $225,886        $189,127        $160,939        $134,771
                                                  ========        ========        ========        ========        ========

----------
(1)  Includes real estate-construction loans.

          The above loans include agricultural loans totaling approximately $16.5 million, $16.2 million, $15.6 million, $13.6 million and $7.9 million at December 31, 1997, 1996, 1995, 1994 and 1993, respectively. Such agricultural loans do not include other business or personal loans the proceeds of which were used for non-agricultural purposes, with the primary source of repayment being a farm commodity (e.g., timber). See Note 5 of Notes to Consolidated Financial Statements in BancTrust's Annual Report to Stockholders for the year ended December 31, 1997 which is incorporated herein by reference.

          Loan Maturities.  The following table reflects at December 31, 1997
          ---------------
the dollar amount of loans maturing or subject to rate adjustment based on their contractual terms to maturity. Loans with fixed rates are reflected based upon the contractual repayment schedule while loans with variable interest rates are reflected based upon the contractual repayment schedule up to the contractual rate adjustment date. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity are reported as due within three months.

                                      0-3 Months  4-12 Months  One-Five Years  After Five Years    Total
                                      ----------  -----------  --------------  ----------------  ---------
                                                                 (In thousands)
Commercial and industrial...........    $ 59,194      $12,485         $17,363           $ 2,724   $ 91,766
Real estate-mortgage (1)............      33,728       25,061          24,359             4,967     88,115
Personal, overdrafts and
 credit lines.......................      11,461       15,225          49,082             3,128     78,896
                                        --------      -------         -------           -------   --------
                                        $104,383      $52,771         $90,804           $10,819   $258,777
                                        ========      =======         =======           =======   ========

Loans with fixed interest rates.....    $ 24,683      $21,633         $57,813           $ 8,714   $112,843
Loans with variable interest rates..      79,700       31,138          32,991             2,105    145,934
                                                      -------         -------           -------   --------
                                        $104,383      $52,771         $90,804           $10,819   $258,777
                                        ========      =======         =======           =======   ========

----------
(1) Includes real estate-construction loans of $4.4 million, all of which mature within one year.

          Note 5 of Notes to Consolidated Financial Statements in BancTrust's Annual Report to Stockholders for the year ended December 31, 1997 (Exhibit No.
13) is incorporated herein by reference.

          Commercial and Industrial Loans.  BancTrust's primary lending activity
          -------------------------------
consists of the origination of commercial and industrial loans. Such loans are generally originated in BancTrust's primary lending area. BancTrust's commercial and industrial loans are made for a variety of business purposes, including working capital, inventory and equipment and capital expansion. At December 31, 1997, commercial and industrial loans outstanding totaled $91. 9 million, or 35.5% of BancTrust's total net loan portfolio. The terms for commercial and industrial loans are generally less than one year. Commercial and industrial loan applications must be supported by current financial information on the borrower and, where appropriate, by adequate collateral. Approval of the loans is subject to the borrower qualifying for the loan under BancTrust's underwriting standards. These types of loans are generally considered to be a higher credit risk than other loans originated by BancTrust.

          Real Estate Mortgage Loans.  BancTrust also originates one-to-four
          --------------------------
family, owner-occupied residential mortgage loans secured by property located in BancTrust's primary market area. The majority of BancTrust's residential mortgage loans consists of loans secured by owner-occupied, single-family residences. At December 31, 1997, BancTrust had $88.2 million, or 34.1% of its total net loan portfolio, in real estate mortgage loans.

          Personal Loans.  At December 31, 1997, BancTrust's personal loan
          --------------
portfolio totaled $72.0 million, or 27.8% of BancTrust's total net loan portfolio. BancTrust's personal loan portfolio is comprised of automobile loans (including automobile loans requested by dealers), home improvement loans, unsecured personal notes, mobile home loans, boat loans, credit card loans, and loans secured by savings deposits. Although personal loans tend to have a higher risk of default than other loans, management believes that its loan loss experience with its personal loan portfolio is favorable. However, the performance of such loans will be affected by the local economy.

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

          Nonaccrual, Past Due, Restructured and Potential Problem Loans.
          --------------------------------------------------------------
BancTrust classifies its problem loans into four categories: non-accrual loans, past-due loans, restructured loans, and potential problem loans. At December 31, 1997, there were no material amounts of potential problem loans which were not included in the other three categories of problem loans.

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

                                                                         At December 31,
                                                           -------------------------------------------
                                                            1997     1996     1995     1994     1992
                                                           -------  -------  -------  -------  -------
                                                                         (In thousands)

Loans accounted for on a nonaccrual basis................   $1,701   $1,679   $1,503   $1,348   $2,055
Accruing loans which are contractually past due 90 days
 or more as to interest or principal payments............       --       --       --       --       71
Accruing loans, the terms of which have been
 restructured to provide a reduction or deferral of
 interest or principal because of a deterioration in the
 financial position of the borrower......................       69      294      301      275      295
The gross interest income that would have been
 recorded in the period then ended if the nonaccrual
 and restructured loans had been current in accordance
 with their original terms and had been outstanding
 through the period or since origination, if  held for
 part of the period......................................       54       77       96       72      131
The amount of interest income on nonaccrual and
 restructured loans that was included in net income for
 the period..............................................       26       22       36       21       34

     Management of BancTrust has identified certain loans aggregating approximately $9.1 million at December 31, 1997 (including loans identified in the above table) which it has determined require special attention due to potential weaknesses. The largest five loans aggregated approximately $3.7 million and ranged in size from $912,000 million to $603,000. It is management's opinion that the allowance for loan losses (see below) is adequate to absorb potential losses related to such loans. Aggressive efforts continue to reduce principal, secure additional collateral and improve the overall payment status of these loans.

     The following table sets forth BancTrust's potential problem loans at December 31, 1997 by loan category and the amount and type of collateral securing such loans.

           Loan Category/Collateral                                             Amount
           ------------------------                                        -----------------
                                                                            (In thousands)
           Commercial and Industrial:
            Collateralized by Real Estate..................................           $3,327
            Collateralized by Other (1)....................................            4,076
            Unsecured......................................................              114
                                                                                      ------
            Total Commercial and Industrial................................            7,517
                                                                                      ------
           Real Estate-Mortgage
           Personal:
            Collateralized by Real Estate..................................            1,182
            Collateralized by Other........................................               95
            Unsecured......................................................              292
                                                                                      ------
            Total Real Estate-Mortgage.....................................            1,569
                                                                                      ------
                Total......................................................           $9,086
                                                                                      ======

----------
(1) Includes approximately $1.8 million of loans collateralized by accounts receivable, inventory, furniture and fixtures and automobile dealer floor plans.

          Loan Loss Experience.  Notes 1 and 5 of Notes to Consolidated
          --------------------
Financial Statements contained in BancTrust's Annual Report to Stockholders for the year ended December 31, 1997 (Exhibit No. 13) are incorporated herein by reference.

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

          The following is a summary of activity in the allowance for loan losses for the periods:

                                                                  Year Ended December 31,
                                            -------------------------------------------------------------------
                                                1997          1996          1995          1994          1993
                                            ------------  ------------  ------------  ------------  ------------

Balance at beginning of year..............  $ 2,484,122   $ 2,004,891    $2,039,578    $2,204,807    $1,897,695

Charge-offs:
 Commercial and industrial................      210,871       151,700       388,115       184,455       440,911
 Real estate-mortgage (1).................       56,785        29,256        20,300        34,256        10,413
 Personal.................................    1,803,978     1,701,439     1,198,805       906,959       932,071
 Overdraft and credit line................       29,919        56,826        14,226        22,302        27,045
                                            -----------   -----------    ----------    ----------    ----------
  Total charge-offs.......................    2,101,553     1,939,221     1,621,446     1,147,972     1,410,440

Recoveries:
 Commercial and industrial................       31,831        18,270        51,359       113,259       395,319
 Real estate-mortgage.....................       23,537        48,876        20,763        21,747       105,989
 Personal.................................      569,026       510,770       665,065       495,000       529,529
 Overdraft and credit line................       11,388         5,725         1,571         4,737        15,023
                                            -----------   -----------    ----------    ----------    ----------
  Total recoveries........................      635,782       583,641       738,758       634,743     1,045,860

Net charge-offs...........................   (1,465,771)   (1,355,580)     (882,688)     (513,229)     (364,580)
Additions charged to operations...........    1,732,000     1,834,811       848,001       348,000       483,605
Addition due to acquisition...............           --            --            --            --       188,087
                                            -----------   -----------    ----------    ----------    ----------
Balance at end of year....................  $ 2,750,351   $ 2,484,122    $2,004,891    $2,039,578    $2,204,807
                                            ===========   ===========    ==========    ==========    ==========

Ratio of net charge-offs to average loans
 outstanding, net of unearned
 discounts, during the period.............          .65%          .69%          .46%          .32%          .28%
                                            ===========   ===========    ==========    ==========    ==========

----------
(1) Includes real estate-construction loans.

          The following table presents an allocation of BancTrust's allowance for loan losses at the dates indicated:

                                                                       At December 31,
                                  -----------------------------------------------------------------------------------------
                                             1997                            1996                            1995
                                  --------------------------       -------------------------       ------------------------
                                       %          Amount                %          Amount              %          Amount
                                  -----------  -------------       -----------  ------------       ----------  ------------
Commercial and industrial.......          35%         $  963               26%        $  645              38%        $  762
Real estate mortgage (1)........          11%            298               12%           298              18%           361
Personal........................          53%          1,462               60%         1,490              42%           842
Overdraft and credit line.......           1%             27                2%            51               2%            40
                                         ---          ------              ---         ------             ---         ------
 Total Allowance................         100%         $2,750              100%        $2,484             100%        $2,005
                                         ===          ======              ===         ======             ===         ======
                                                       At December 31,
                                  ----------------------------------------------------------
                                           1994                            1993
                                  --------------------------       -------------------------
                                      %           Amount               %           Amount
                                  ----------   -------------       ----------   ------------
Commercial and industrial.......          40%         $  816               42%        $  926
Real estate mortgage (1)........          15%            307               31%           684
Personal........................          43%            877               25%           551
Overdraft and credit line.......           2%             40                2%            44
                                         ---          ------              ---         ------
 Total Allowance................         100%         $2,040              100%        $2,205
                                         ===          ======              ===         ======

INVESTMENT ACTIVITIES

       Securities by Category.  Investments are classified as either held-to-
       ----------------------
maturity, trading or available-for-sale securities. See Note 1 of Notes to Consolidated Financial Statements. There were no securities classified as held-to-maturity or trading at December 31, 1995, 1996 and 1997. The following table sets forth the amount of securities available-for-sale by major categories held by BancTrust at December 31, 1997, 1996 and 1995.

                                                                           At December 31,
                                                             --------------------------------------------
                                                                  1997           1996           1995
                                                             --------------  -------------  -------------
Securities Available-for-Sale                                               (In thousands)
-----------------------------
U.S. Treasury, U.S. Agencies and corporations..............         $49,036        $52,961        $56,888
Obligations of states and political subdivisions...........           1,894          2,050          2,875
Corporate and other securities.............................          18,807         27,682         37,824
                                                                    -------        -------        -------
                                                                    $69,737        $82,693        $97,587
                                                                    =======        =======        =======

       Corporate and other securities as of December 31, 1997, were comprised of the following:

                                                                                       Securities Available
                                                                                             For Sale
                                                                                      ---------------------
                                                                                          (In thousands)
              Corporate notes.........................................................              $ 2,344
              Collateralized mortgage obligations.....................................               11,153
              Mortgage backed securities..............................................                  156
              Mutual funds............................................................                2,327
              Common stock............................................................                2,827
                                                                                                    -------
                                                                                                    $18,807
                                                                                                    =======

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

       For information regarding the amortized cost and approximate market value of securities at December 31, 1997, 1996 and 1995, see Note 4 of Notes to Consolidated Financial Statements contained in BancTrust's Annual Report to Stockholders for the year ended December 31, 1997 (Exhibit No. 13) which is incorporated herein by reference.

     Maturity Distributions of Securities.  The following table sets forth the
     ------------------------------------
     distributions of maturities of securities at amortized cost as of December 31, 1997.

                                                          Maturity (in years)
                                   ----------------------------------------------------------------
                                                                                                      No Specific Due
                                   0-3 Months   4-12 Months   Over 1 to 5   Over 5 to 10    Over 10         Date
                                   -----------  ------------  ------------  -------------  ---------  ---------------
U.S. Treasury, U.S. agencies and
 corporations....................      $4,415        $2,242       $37,940         $1,106   $  --      $  --
Obligations of states and
 political subdivisions..........         445           184           326            802        106                 --
Corporate and other securities...         984           552         4,574            379     13,457              2,225
                                       ------        ------       -------         ------    -------             ------
Total............................      $5,844        $2,978       $42,840         $2,287    $13,563             $2,225
                                       ======        ======       =======         ======    =======             ======
Weighted average yield (%)(1)....        5.70%         6.28%         6.40%          7.00%      7.00%              8.60%
                                       ======        ======       =======         ======    =======             ======

----------
(1) Yields on tax-exempt obligations have been computed on a tax-equivalent basis using an incremental rate of 34%.

          Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For information regarding the amortized cost and approximate market value of securities at December 31, 1997, by contractual maturity, see Note 4 of Notes to Consolidated Financial Statements contained in BancTrust's Annual Report to Stockholders for the year ended December 31, 1997 (Exhibit No. 13) which is incorporated herein by reference.

DEPOSITS

          Deposits are the primary source of funds for BancTrust. BancTrust's deposits consist of checking accounts, regular savings deposits, NOW accounts, Money Market Accounts, market rate Certificates of Deposit and Jumbo Certificates of Deposit. Deposits are attracted from individuals, partnerships and corporations in BancTrust's market area. In addition, BancTrust obtains deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions. BancTrust does not accept brokered deposits. As of December 31, 1997, BancTrust's total deposits were $298.1 million.

          The following table indicates the amount of BancTrust's certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of December 31, 1997.

                                                       Certificates of            Other Time
Maturity Period                                            Deposits                Deposits
---------------                                     --------------------     ------------------
                                                                   (In thousands)
Three months or less................................             $14,517                $10,841
Over three through six months.......................               5,241                  4,898
Over six through twelve months......................               2,345                     --
Over twelve months..................................               1,098                     --
                                                                 -------                -------
 Total..............................................             $23,201                $15,739
                                                                 =======                =======

          The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated.

                                                          Year Ended December 31,
                                       ------------------------------------------------------------
                                              1997                 1996                 1995
                                       -------------------  -------------------  -------------------
                                        Average   Average    Average   Average    Average   Average
                                       Deposits     Rate    Deposits     Rate    Deposits     Rate
                                       ---------  --------  ---------  --------  ---------  --------
                                                          (Dollars in thousands)
Non-interest bearing demand
 deposits............................   $ 45,968       --%   $ 42,529       --%   $ 42,206       --%
Interest bearing demand deposits.....     66,543     3.48%     65,211     3.52%     64,419     3.82%
Savings deposits.....................     27,829     2.87%     28,882     2.87%     30,351     3.00%
Time deposits........................    144,743     5.49%    134,354     5.53%    129,866     5.71%
                                        --------             --------             --------
 Total deposits......................   $285,083     3.88%   $270,976     3.89%   $266,842     4.04%
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

          Under the federal Bank Holding Company Act of 1956 (the "Holding Company Act"), as amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), Alabama banks and their holding companies may be acquired by out-of-state banks or their holding companies, and Alabama banks and their holding companies may acquire out-of-state banks without regard to whether the transaction is prohibited by the laws of any state. Under the Riegle-Neal Act and Alabama law, the FRB may not approve the acquisition of a bank in Alabama if such bank has not been in existence for at least five years or, if following the acquisition, the acquiring bank holding company and its depository institution affiliates would control 30% or more of the deposits in depository institutions in Alabama. In addition, the Riegle-Neal Act authorized the federal banking agencies, effective June 1, 1997, to approve interstate merger transactions without regard to whether such transactions are prohibited by the law of any state, unless the home state of one of the banks opts out of the Riegle-Neal Act by adopting a law that applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Alabama has enacted legislation that expressly authorized, effective May 31, 1997, Alabama banks to participate in interstate mergers in accordance with the Riegle-Neal Act. The effect of the Riegle-Neal Act may be to increase competition within the State of Alabama among banking institutions located in Alabama and from banking companies located anywhere in the country.

EMPLOYEES

          As of December 31, 1997, BancTrust employed 230 persons, including executive officers, loan officers, bookkeepers, tellers and others. None of BancTrust's employees are presently represented by a union or covered under a collective bargaining agreement. Management of BancTrust considers that their employee relations are excellent.

RETURN ON EQUITY AND ASSETS

          The following table shows the percentage return on equity and assets of BancTrust for the years ended December 31, 1997, 1996 and 1995.

                                                                Year Ended December 31,
                                                   -------------------------------------------------
                                                         1997             1996             1995
                                                   ----------------  --------------  ----------------
Return on assets:
Net income/average total assets..................             1.20%           1.12%             1.03%
Return on equity:
Net income/average equity........................            10.95%          11.01%            10.51%
Dividend payout ratio:
Dividends declared per share/net income
 per share.......................................            26.50%          25.72%            28.65%
Equity to assets ratio:
Average equity/average total assets..............            10.85%          10.13%             9.77%

* Earnings per share has been restated to reflect a two-for-one stock split effected in the form of a stock dividend in March 1995 and a two-for-one stock split effected in the form of a stock dividend in June 1997.

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

     The FRB has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "-- Capital Requirements."

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

     The approval of regulatory authorities is required if the total of all the dividends declared by the Bank in any calendar year exceeds the Bank's net income as defined for that year combined with its retained net income for the preceding two calendar years. The Bank obtained regulatory approval as applicable for the payment of dividends in 1996 and 1995.

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

     Under joint regulations of the federal banking agencies, including the FRB, state member banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. A bank's real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal bank regulators. The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the loan-to-value limits specified in the Guidelines for the various types of real estate loans. The Interagency Guidelines state that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits. The aggregate amount of loans in excess of the supervisory loan-to-value limits, however, should not exceed 100% of total capital and the total of such loans secured by commercial, agricultural, multifamily and other non-one-to-four family residential properties should not exceed 30% of total capital.

     As a federally insured bank, Peoples Bank is subject to FDIC deposit insurance assessments. The FDIC has established a risk-based deposit insurance assessment system for insured depository institutions, under which insured institutions are assigned assessment risk classifications based upon capital levels and supervisory evaluations. Under these regulations, the FDIC set the 1997 annual insurance assessment rates for BIF-insured banks like Peoples Bank from $0 for well-capitalized banks in the highest supervisory subgroup to 0.27% of insured deposits for undercapitalized banks in the lowest supervisory subgroup. Peoples Bank was a "well-capitalized" bank as of December 31, 1997.

     On September 30, 1996, President Clinton signed into law the Deposit Insurance Funds Act of 1996 (the "1996 Act"), which, among other things, (i) recapitalized the Savings Association Insurance Fund ("SAIF") by imposing a special one-time assessment on SAIF-insured institutions, (ii) from January 1, 1997 through December 31, 1999, requires BIF member banks to pay one-fifth of the assessment rate imposed upon savings institutions to cover the annual payments on the bonds issued by the Financing Corporation ("FICO") and (iii) from January 1, 2000 until the date the FICO bonds are retired, will require BIF members and SAIF members to pay FICO assessments on a pro rata basis. In accordance with the 1996 Act's requirements, the FDIC has set the 1997 FICO assessment rate for BIF member banks at .013% of insured deposits. The annual FICO assessment will remain at approximately the same rate until December 31, 1999, following which date BIF and SAIF members will be subject to assessments at the same rate (estimated at .024% of insured deposits).

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

     The risk-based capital rules of the FRB require bank holding companies and state member banks to maintain minimum regulatory capital levels based upon a weighing of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders' equity, certain perpetual preferred stock (which must be noncumulative with respect to banks), and minority interests in the equity accounts of consolidated subsidiaries; less intangible assets (primarily goodwill), with limited exceptions for mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify for Tier 1 and long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; and subordinated debt and intermediate-term preferred stock. The risk-based capital regulations assign balance sheet assets and credit equivalent amounts of off-balance sheet obligations to one of four broad risk categories based principally on the degree of credit risk associated with the obligor. The assets and off-balance sheet items in the four risk categories are weighted at 0%, 20%, 50% and 100%. These computations result in the total risk-weighted assets.

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

     Under FDICIA, the federal banking agencies were required to revise their risk-based capital standards to ensure that such standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities. The FRB and the other banking agencies have amended the risk-based capital standards to take account of a bank's concentration of credit risk, the risk of nontraditional activities, and a bank's exposure to declines in the economic value of its capital resulting from changes in interest rates. The revised capital guidelines do not, however, codify a measurement framework for assessing the level of a bank's interest rate exposure. In addition, the FRB and the other banking agencies have adopted a joint policy statement requiring that banks adopt comprehensive policies and procedures for managing interest rate risk and setting forth general standards for such internal policies.

     The FRB has issued final regulations that classify insured depository institutions by capital levels and provide that the FRB will take various prompt corrective actions to resolve the problems of any state member bank that fails to satisfy the capital standards. Under such regulations, a "well-capitalized" bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An "adequately capitalized" bank is one that does not qualify as "well capitalized" but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which the bank's capital levels are below these standards. A bank that fails within any of the three "undercapitalized" categories will be subject to certain severe regulatory sanctions required by FDICIA and the regulations of the FRB. As of December 31, 1997, Peoples Bank was categorized as "well-capitalized."

     See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 12 of Notes to Consolidated Financial Statements contained in BancTrust's Annual Report to Stockholders for the year ended December 31, 1997 (Exhibit No. 13) which is incorporated herein by reference.

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

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K, including all documents incorporated herein by reference, contains forward-looking statements. Additional written or oral forward-looking statements may be made by BancTrust from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "expect," "seek," and "intend" and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of income or loss, expenditures, acquisitions, plans for future operations, financing needs or plans relating to services of BancTrust, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

     BancTrust does not undertake, and specifically disclaims, any obligation to publicly release the results of revisions which may be made to forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

ITEM 2.  PROPERTIES

     BancTrust's principal executive offices and Peoples Bank's main office are located at 310 Broad Street, Selma, Alabama in a building owned by Peoples Bank. At March 14, 1998, Peoples Bank and Merchants & Planters Bank maintained 17 branches in Dallas, Autauga, Butler, Bibb, Elmore and Shelby counties, of which five are leased.

ITEM 3.  LEGAL PROCEEDINGS

     Management currently is not aware of any material legal proceedings to which BancTrust or Peoples Bank is a party or to which any of their property is subject, except as follows:

     1.  Monica Hasley v. The Peoples Bank and Trust Company, et al., Circuit
         -----------------------------------------------------------
Court of Macon County, Alabama, Civil Action No. CV-96-252. This case was filed November 13, 1996. This action involved two collateral protection insurance certificates issued in connection with a loan by Peoples Bank to the Plaintiff. The Plaintiff alleged that Peoples Bank improperly forced-placed insurance coverage on the Plaintiff's vehicle and sought compensatory and punitive damages in unspecified amounts based on several alleged theories of recovery, including fraud and deceit. Peoples Bank denied the allegations of the complaint. The case was subsequently settled and the suit dismissed.

     2.  William L. Ammons, d/b/a Ammons Construction Company v. Peoples Bank
         --------------------------------------------------------------------
and Trust Company, Circuit Court of Dallas County, Alabama, Case No. CV-95-295.
-----------------
This case was filed on October 18, 1995. The Plaintiff, a contractor, was constructing a house for a customer of Peoples Bank who had borrowed construction monies for that purpose. Peoples Bank customer sued the contractor, alleging that he failed to complete the construction. The contractor has brought this action contending that Peoples Bank owes funds for the construction to him as a third party beneficiary. He has further alleged misrepresentation by Peoples Bank and is seeking unspecified compensatory and punitive damages. A jury trial has been demanded. Peoples Bank denies the allegations of the complaint. The owner and contractor are in separate litigation over the same issues, and this case has been put on administrative hold pending the outcome of that case.

     3.  Raymond Lee Moseley v. The Peoples Bank and Trust Company, et al,
         ----------------------------------------------------------------
Circuit Court of Autauga County, Alabama, Civil Action No. CV-97-169-B. This suit was served on Peoples Bank on August 4, 1997. The complaint alleges that Peoples Bank improperly sold credit life insurance and accidental death insurance to the Plaintiff, and seeks compensatory and punitive damages in unspecified amounts. The causes of action alleged include breach of contract, fraud, fraudulent suppression and concealment, money had and received, conversion, conspiracy, and negligent and wanton hiring, training, and supervision. The complaint also seeks class action status for all persons who purchased credit life insurance form the defendants under circumstances similar to those alleged in the complaint. Peoples Bank's insurance carriers are providing a defense under a reservation of rights. Peoples

Bank denies the allegations of the complaint. No depositions or other significant discovery have taken place, except for the production of certain documents.

     While Peoples Bank denies liability in each of cases No. 2 and 3 above, Peoples Bank recognizes that the possibility of exposure to liability exists.
In each case, the monetary damage, if any, to any individual plaintiff or potential individual plaintiff, should Peoples Bank be determined to be liable, would be relatively minimal. Consequently, Peoples Bank considers that punitive damages, should any be awarded, which Peoples Bank denies is justified, should bear a reasonable relationship to compensatory damages and that, therefore, any such damage awards in such cases would not be such as would have a reasonable probability of a material adverse effect against Peoples Bank. Nevertheless, substantial punitive damages have been awarded in the State of Alabama in cases where relatively small amounts of actual damages have occurred, and jury verdicts within the State of Alabama have been unpredictable. Further, the level of potential exposure for compensatory damages may be considerably higher if a plaintiff can establish mental anguish or emotional distress from the actions complained of. Consequently, Peoples Bank is unable to determine with certainty the eventual outcome of potential exposure in such cases.

     4.  Sara F. Lolley and Rita Carter v. The Peoples BancTrust Company, Inc.,
         ----------------------------------------------------------------------
The Peoples Bank and Trust Company, et al, United States District Court for the
-----------------------------------------
Middle District of Alabama, Northern Division, Civil Action No. CV-97-W-1775-N. This suit was served on Peoples Bank on January 9, 1998. The suit alleges violations of Title VII of the Civil Rights Act based on alleged sexual harassment by an officer of Peoples Bank. The complaint, in addition to the claims of sexual harassment, avers several causes of actions related to the alleged sexual harassment, including maintaining a hostile work environment, retaliation, and conspiracy to condone impermissible conduct and impede litigation. Punitive and compensatory damages, as well as other relief, are sought. The complaint joins Peoples Bank's directors and certain officers as defendants, for whom Peoples Bank is providing a defense. It is Peoples Bank's position that there is no basis for this lawsuit against Peoples Bank or its officers and directors. Motions to dismiss the directors and officers have been filed, which are pending. There has been no discovery nor any scheduling of discovery.

     See Note 9 of Notes to Consolidated Financial Statements contained in BancTrust's Annual Report to Stockholders for the year ended December 31, 1997 (Exhibit 13) which is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Special Meeting of the Shareholders was held on October 28, 1997 to consider and vote upon a proposed amendment to Article IV of the Company's Articles of Incorporation to increase the Company's authorized common stock from 4,000,000 to 9,000,000 shares, and thereby to increase the total number of shares of authorized capital stock from 5,000,000 to 10,000,000 shares, of which 9,000,000 shares would be common stock and 1,000,000 shares would be preferred stock. The votes cast were as follows: for 2,904,474 and against 40,616. There were 2,067 abstentions and broker non-votes as to the matter.

EXECUTIVE OFFICERS OF THE REGISTRANT

     RICHARD P. MORTHLAND, 56, is currently Chairman of the Board and Chief Executive Officer of Peoples Bank and BancTrust. Mr. Morthland has been an officer of Peoples Bank since 1965 and a Director since February 1977.

     ELAM P. HOLLEY, JR., 47, is currently President, Chief Operating Officer and a Director of Peoples Bank and BancTrust. Mr. Holley has been an officer of Peoples Bank since November 1975 and a Director since January, 1988.

     ANDREW C. BEARDEN, JR., 51, is currently Executive Vice President -- Retail/Operations Division of Peoples Bank and Executive Vice President and Chief Financial Officer of BancTrust. Mr. Bearden assumed these positions in 1991 and 1997, respectively. Prior to his current assignment, Mr. Bearden served as Vice President and Trust Officer of Peoples Bank. Mr. Bearden was in private practice as a certified public accountant prior to his employment with Peoples Bank in 1985.

     JOHN G. CHISOLM, 49, is currently Executive Vice President - Commercial Division of Peoples Bank. Mr. Chisolm assumed this position in December 1992. He has been employed by Peoples Bank since 1979, primarily in the commercial lending area. Prior to his employment by Peoples Bank, Mr. Chisolm was employed by American National Bank and Trust Company, Chattanooga, Tennessee for seven years in its commercial lending division.

     M. SCOTT PATTERSON, 55, is currently Executive Vice President-Financial Services Division, Secretary and Investment Officer of Peoples Bank and Secretary of BancTrust. Mr. Patterson has been in these positions with Peoples Bank since November 1985 and with BancTrust since April 1997. Prior to coming to Peoples Bank in October 1983, Mr. Patterson served for 20 years in the United States Air Force, retiring as a Lieutenant Colonel.

     VIRGINIA L. SELLERS, 64, is currently Vice President and Treasurer of Peoples Bank and Treasurer of BancTrust. Mrs. Sellers has been an officer of Peoples Bank since 1985. Prior to her employment by Peoples Bank in 1985, Mrs. Sellers was Accounting Officer of SouthTrust Bank, Selma, Alabama for 20 years.

     WILLIAM S. JOHNSON, 48, is currently Regional President of the Butler County Division of Peoples Bank. Prior to his coming to Peoples Bank in June 1993, Mr. Johnson was President of The Fort Deposit Bank in Fort Deposit, Alabama for eight years.

     BOBBY LEACH, 49, is currently Regional President of the Bibb County Division of Peoples Bank. Mr. Leach has been in banking over 26 years, serving as President and Chief Executive Officer of the former Peoples Bank of Centreville for several years.

     JEFFERSON G. RATCLIFFE, JR., 36, is currently Regional President of the Prattville/Millbrook Division of Peoples Bank. Mr. Ratcliffe joined Peoples Bank in 1985. Before being named to his present position, Mr. Ratcliffe served as Senior Lender and Commercial Lender for the Prattville/Millbrook Division of Peoples Bank.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     For information concerning holders of common stock, high and low prices and frequency and amount of dividends on BancTrust's Common Stock, see "Stock Dividend and Price Information" incorporated herein by reference to BancTrust's Annual Report to Stockholders for the year ended December 31, 1997 (Exhibit No.
13) which is incorporated herein by reference.

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

     The primary source of BancTrust's revenues (including funds to pay dividends) is dividends from the Bank. Alabama law imposes certain restrictions on the ability of BancTrust and Peoples Bank to pay dividends. See Item 1. "Business--Regulation, Supervision and Governmental Policy" and Note 12 of Notes to Consolidated Financial Statements contained in BancTrust's Annual Report to Stockholders for the year ended December 31, 1997 (Exhibit 13) which is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth under the caption "Five Year Comparison of Selected Financial Data" in BancTrust's Annual Report to Stockholders for the year ended December 31, 1997 (Exhibit No. 13) which is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in BancTrust's Annual Report to Stockholders for the year ended December 31, 1997 (Exhibit No. 13) which is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


                      THE PEOPLES BANCTRUST COMPANY, INC.
                      INTEREST RATE SENSITIVITY POSITION
                               DECEMBER 31, 1997

                                      ------------------------------------------------------------------------------------------
                                                                     EXPECTED MATURITY DATE
                                        1998       1999       2000       2001       2002     THEREAFTER     TOTAL     FAIR VALUE
                                      --------    -------    -------   --------   --------   ----------   ---------   ----------
                                                                      (Dollars in thousands)
Interest-Earning Assets:
--------------------------------
FEDERAL FUNDS SOLD UNDER
 AGREEMENTS TO RESELL...........      $  6,677   $     --   $     --   $     --   $     --     $     --    $  6,677     $  6,677
  Average interest rate.........          5.40%        --%        --%        --%        --%          --%       5.40%
LOANS, NET OF UNEARNED
INTEREST........................      $157,154    $31,944    $19,471   $ 18,266   $ 21,123     $ 10,819    $258,777     $261,927
  Average interest rate.........          9.30%      9.60%      9.33%      8.78%      8.73%        8.70%       9.24%
INVESTMENT SECURITIES...........      $  8,822    $14,994    $10,710   $ 12,852   $  4,284     $ 18,075    $ 69,737     $ 69,737
   Average interest rate........          5.90%      6.11%     6.255%      6.77%      6.85%        7.20%       6.24%
TOTAL INTEREST-EARNING ASSETS...      $172,653    $46,938    $30,181   $ 31,118   $ 25,407     $ 28,894    $335,191     $338,341

Interest-Bearing Liabilities:
--------------------------------
SAVINGS.........................      $  1,052    $   785    $   785   $    523   $    307     $ 22,699    $ 26,150     $ 26,150
  Average interest rate.........          2.75%      2.75%      2.75%      2.75%      2.75%        2.75%       2.75%
TIME DEPOSITS...................      $120,301    $24,333    $ 6,312   $  4,172   $     --     $     --    $155,118     $155,738
  Average interest rate.........          5.18%      5.95%      6.29%      6.22%      4.88%        0.00%       4.83%
MONEY MARKET AND  TRANSACTION
 ACCOUNTS.......................      $  2,656    $ 1,992    $ 1,992   $  1,328   $  1,328     $ 57,647    $ 66,943     $ 66,943
   Average interest rate........          3.48%      3.48%      3.48%      3.48%      3.48%        3.48%       3.48%
FEDERAL FUNDS PURCHASED UNDER
 AGREEMENTS TO REPURCHASE.......      $ 13,642    $    --    $    --   $     --   $     --     $     --    $ 13,642     $ 13,642
  Average interest rate.........          5.40%        --%        --%        --%        --%          --%       5.40%
FEDERAL HOME LOAN BANK ADVANCES.      $    209    $    94    $    --   $     --   $  3,824     $  4,170    $  8,297     $  8,297
  Average interest rate.........          5.65%      6.02%      0.00%      0.00%      6.38%        6.81%       6.50%
TOTAL INTEREST-BEARING
 LIABILITIES....................      $137,860    $27,204    $ 9,089   $  6,023   $  5,459     $ 84,516    $270,150     $270,770

Interest sensitivity gap........      $ 34,793    $19,735    $21,092   $ 25,095   $ 19,948     $(55,622)   $ 65,041
Cumulative interest sensitive
 gap............................      $ 34,793    $56,528    $77,620   $102,715   $122,663     $ 65,041    $130,083
Interest sensitive gap to
  total assets..................          9.63%      5.46%      5.84%      6.94%      5.52%     (15.39)%      18.00%
Cumulative interest sensitive
 gap to total assets............          9.63%      5.09%     20.93%     27.87%     33.39%       18.00%      36.00%
                                ------------------------------------------------------------------------------------------------

(1) BancTrust has presented substantial balances of deposits as non-rate sensitive and/or not repricing within one year.

     The above table reflects a positive cumulative gap position in all maturity classifications. This is the result of core deposits being used to fund short term interest earing assets, such as loans and investment securities. A positive cumulative gap position implies that interest earning assets (loans and investments) will reprice at a faster rate than interest-bearing liabilities (deposits and debt). In a rising rate environment, this position will generally have a positive effect on earnings, while in a falling rate environment this position will generally have a negative effect on earnings. Other factors, however, including the speed at which assets and liabilities reprice in response to changes in market rates and the interplay of competitive factors, can also influence the overall impact on net income of changes in interest rates. Management believes that a rapid, significant and prolonged increase or decrease in rates could have a substantial impact on BancTrust's net interest margin. The actual interest rate sensitivity of BancTrust's assets and liabilities could vary significantly from the information set forth in this table due to market and other factors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        BancTrust's Consolidated Financial Statements together with the related notes and the report of Coopers & Lybrand LLP, independent public accountants, all as set forth in BancTrust's Annual Report to Stockholders for the year ended December 31, 1997 (Exhibit No. 13) which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding directors of BancTrust is omitted from this Report as BancTrust has filed a definitive proxy statement dated March 20, 1998, and the information included therein under "Election of Directors-Directors" is incorporated herein by reference. Information regarding the executive officers of BancTrust is included under separate caption in Part I of this Form 10-K.
Item 405 of Regulation S-K disclosure is omitted from this Report as BancTrust has filed a definitive proxy statement dated March 20, 1998, and the Item 405 disclosure therein under "Section 16(a) Beneficial Ownership Reporting Compliance" which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

        Information regarding executive compensation is omitted from this Report as BancTrust has filed a definitive proxy statement dated March 20, 1998, and the information included therein under "Election of Directors" which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information required by this Item is omitted from this Report as BancTrust has filed a definitive proxy statement dated March 20, 1998, and the information included therein under "Stock Ownership of Management" and "Principal Holders of Common Stock" which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by this Item is omitted from this Report as BancTrust has filed a definitive proxy statement dated March 20, 1998, and the information included therein under "Election of Directors--Compensation Committee Interlocks and Insider Participation" and "--Certain Transactions" which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)(1) The following consolidated financial statements of BancTrust included in the Annual Report to Stockholders for the year ended December 31, 1997, are incorporated herein by reference in Item 8 of this Report. The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this Report, except as expressly provided herein.

                1. Report of Independent Accountants.

                2. Consolidated Balance Sheets - December 31, 1997 and 1996.

                3. Consolidated Statements of Income for the Years Ended
                   December 31, 1997, 1996 and 1995.

                4. Consolidated Statements of Changes in Stockholders' Equity
                   for the Years Ended December 31, 1997, 1996 and 1995.

                5. Consolidated Statements of Cash Flows for the Years Ended
                   December 31, 1997, 1996 and 1995.

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

        (a)(3) The following exhibits either are filed as part of this Report or are incorporated herein by reference:

                Exhibit No. 2(i). Agreement and Plan of Reorganization dated as of December 2, 1997, by and among The Peoples BancTrust Company, Inc., The Peoples Bank and Trust Company, Merchants & Planters Bancshares, Inc. and Merchants & Planters Bank -- incorporated herein by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated December 5, 1997.

                Exhibit No. 2(ii). Agreement and Plan of Merger and Reorganization dated as of December 11, 1997, by and among The Peoples BancTrust Company, Inc., The Peoples Bank and Trust Company, Elmore County Bancshares and The Bank of Tallahassee - incorporated herein by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated December 15, 1997.

                Exhibit No. 3. Articles of Incorporation and Bylaws
                               ------------------------------------

                (i)  Articles of Incorporation, as amended.

                (ii) Bylaws - incorporated herein by reference to Exhibit 3(ii)
                     to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

                Exhibit No. 10(i). 1992 Stock Option Plan
                                   ----------------------

                Incorporated herein by reference to Exhibit 10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

                Exhibit No. 13. Annual Report to Stockholders
                                -----------------------------

                Except for those portions of the Annual Report to Stockholders for the year ended December 31, 1997, which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Commission and is not to be deemed "filed" as part of this Report.

                Exhibit No. 21. Subsidiaries of the Registrant
                                ------------------------------

                A list of subsidiaries of the Registrant is included as an exhibit to this Report.

                Exhibit No. 23. Consent of Coopers & Lybrand LLP

                Exhibit No. 27. Financial Data Schedule (SEC use only)

        (b) The following reports on Form 8-K were filed during the quarter ended December 31, 1997.

                1. Current Report on Form 8-K dated December 5, 1997, reporting under Item 5 thereof ("Other Events") the execution of a definitive agreement for the acquisition of Merchants & Planters Bancshares, Inc. by the Registrant.

                2. Current Report on Form 8-K dated December 15, 1997, reporting under Item 5 thereof ("Other Events") the execution of a definitive agreement for the merger of Elmore County Bancshares, Inc. with and into the Registrant.

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

                                    THE PEOPLES BANCTRUST COMPANY, INC.
                                                (Registrant)



Date:  March 27, 1998               By:
                                       -----------------------------------------
                                       Richard P. Morthland
                                       Chairman of the Board and
                                       Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

SIGNATURE AND TITLE:                DATE:

                                    March 27, 1998
---------------------------------
Richard P. Morthland
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)


                                    March 27, 1998
---------------------------------
Andrew C. Bearden, Jr.
Executive Vice President and
Chief Financial Officer


                                    March 27, 1998
---------------------------------
Virginia L. Sellers
Vice President and Treasurer
(Principal Accounting Officer)


                                    March 27, 1998
---------------------------------
Julius R. Brown
Director


                                    March 27, 1998
---------------------------------
Clyde B. Cox, Jr.
Director


                                    March 27, 1998
---------------------------------
Harry W. Gamble, Jr.
Director

                                    March 27, 1998
---------------------------------
Ted M. Henry
Director


                                    March 27, 1998
---------------------------------
Elam P. Holley, Jr.
Director, President and
Chief Operating Officer


                                    March 27, 1998
---------------------------------
Edith M. Jones
Director


                                    March 27, 1998
---------------------------------
A.D. Lovelady
Director


                                    March 27, 1998
---------------------------------
Thomas E. Newton
Director


                                    March 27, 1998
---------------------------------
David Y. Pearce
Director


                                    March 27, 1998
---------------------------------
C. Ernest Smith
Director


                                    March 27, 1998
---------------------------------
Julius E. Talton
Director