Form 10-Q
period 1998-03-31
PEOPLES BANCTRUST CO INC
filed 1998-05-20
CIK 762128

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------  ------------------

Commission File Number: 0-13653


                      THE PEOPLES BANCTRUST COMPANY, INC.
                      -----------------------------------
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

          As of the close of business on March 31, 1998, 3,428,744 shares of registrant's Common Stock, par value $.10 per share, were outstanding.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

              THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                In Thousands
                                                                    March 31, 1998         December 31, 1997
                                                                    --------------         -----------------
                                                                                 (Unaudited)
ASSETS:
Cash and due from banks                                              $     17,813             $     13,984
Federal funds sold and securities purchased under
   agreements to resell                                                    37,585                    6,677
                                                                     ------------             ------------
Total cash and cash equivalents                                            55,398                   20,661

Securities available-for-sale                                              94,954                   69,737

Loans, net of unearned income                                             263,071                  258,777
Allowance for loan losses                                                  (3,142)                  (2,750)
                                                                     ------------             ------------
Net loans                                                                 259,929                  256,027

Premises and equipment                                                      8,635                    6,589
Intangibles                                                                10,283                      666
other real estate, net                                                        231                      243
Other assets                                                                8,409                    7,439
                                                                     ------------             ------------
   Total assets                                                      $    437,839             $    361,362
                                                                     ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Noninterest-bearing deposits                                         $     55,826             $     49,897
Interest-bearing deposits                                                 308,899                  248,211
                                                                     ------------             ------------
   Total deposits                                                         364,725                  298,108

Federal funds purchased and securities sold under
   agreement to repurchase                                                  4,159                   13,642
Other borrowed funds                                                       25,091                    8,297
Other liabilities                                                           5,546                    4,082
                                                                     ------------             ------------
  Total liabilities                                                       399,521                  324,129

Common stock                                                                  348                      348
Additional paid-in capital                                                  6,521                    6,739
Treasury stock                                                               (762)                  (1,136)
Retained earnings                                                          32,152                   31,407
Accumulated other comprehensive income,
   net of tax                                                                  59                     (125)
                                                                     ------------             ------------
  Total stockholders' equity                                               38,318                   37,233
                                                                     ------------             ------------
  Total liabilities and stockholders' equity                              437,839             $    361,362
                                                                     ============             ============

See Notes to the Unaudited Condensed Consolidated Financial Statements

              THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                            In Thousands, except share and per share data
                                                                             (Unaudited)
                                                                     Three months ended March 31,
                                                       ------------------------------------------------------
                                                                 1998                         1997
                                                       ----------------------     ---------------------------
Interest and fees on loans                                        5,886                         5,212
Interest and dividends on investment securities                   1,257                         1,181
Other interest income                                               274                            72
                                                             ----------                    ----------
  Total interest income                                           7,417                         6,465

Interest on deposits                                              3,069                         2,662
Interest on borrowed funds                                          164                           188
                                                             ----------                    ----------
  Total interest expense                                          3,233                         2,850
                                                             ----------                    ----------
  Net interest income                                             4,184                         3,615

Provision for loan losses                                           251                           360
                                                             ----------                    ----------
  Net interest income after provision for
    loan losses                                                   3,933                         3,255

Net securities gains                                                 14                            12
Other income                                                      1,081                           947
Other expense                                                     3,503                         2,874
                                                             ----------                    ----------
  Income before income taxes                                      1,525                         1,340

Provision for income taxes                                          507                           437
                                                             ----------                    ----------
  Net income                                                 $    1,018                    $      903
                                                             ==========                    ==========

Basic weighted average number of
   shares outstanding                                         3,418,062                     3,387,388
                                                             ==========                    ==========
Diluted weighted average number of shares
   outstanding                                                3,439,206                     3,418,414
                                                             ==========                    ==========
Basic net income per share                                   $     0.30                    $     0.27
                                                             ==========                    ==========
Diluted net income per share                                 $     0.30                    $     0.27
                                                             ==========                    ==========
Dividends per share                                          $     0.08                    $    0.075
                                                             ==========                    ==========


See Notes to the Unaudited Condensed Consolidated Financial Statements

              THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                                In Thousands
                                                                                 (Unaudited)
                                                                        Three months ended March 31,
                                                               --------------------------------------------
                                                                       1998                     1997
                                                               -------------------     --------------------
Net income                                                          $    1,018                $     903
                                                                    ----------                ---------
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale securities                275                     (609)
Provision for (benefit of) income taxes related
   to items of other comprehensive income                                   91                      201
                                                                    ----------                ---------
Other comprehensive income (loss), net of tax                              184                     (408)
                                                                    ----------                ---------
Comprehensive income                                                $    1,202                $     495
                                                                    ==========                =========

See Notes to the Unaudited Condensed Consolidated Financial Statements


              THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                    In Thousands
                                                                                     (Unaudited)
                                                                            Three Months Ended March 31,
                                                                    ------------------------------------------
                                                                            1998                    1997
                                                                    ------------------      ------------------
Net cash provided by operating activities                                $    1,699              $    1,165
                                                                         ----------              ----------

Cash flows from investing activities:
Proceeds from sales of securities available for sale                         11,060                   6,071
Proceeds from maturities and calls of securities
   available for sale                                                        12,175                   7,657
Purchases of securities available for sale                                  (18,992)                 (7,512)
Net decrease in loans                                                        23,734                   7,723
Purchases of bank premises and equipment                                       (843)                   (371)
Investment in low income housing project                                       (676)                   (338)
Investment in Merchants & Planters (net)                                    (10,317)                      0
                                                                         ----------              ----------
   Net cash provided by investing activities                                 16,141                  13,230
                                                                         ----------              ----------

Cash flows from financing activities:
Net increase (decrease) in deposits                                          10,466                  (8,981)
Net increase (decrease) in borrowed funds                                     6,705                  (9,436)
Dividends paid                                                                 (274)                   (254)
                                                                         ----------              ----------
   Net cash provided (used) by financing activities                          16,897                 (18,698)
                                                                         ----------              ----------

Net increase (decrease) in cash and cash equivalents                         34,737                  (4,303)
Cash and cash equivalents at beginning of period                             20,661                  22,015
                                                                         ----------              ----------
Cash and cash equivalents at March 31                                    $   55,398              $   17,712
                                                                         ==========              ==========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest                                                                 $    3,015              $    2,673
Taxes                                                                    $      375              $      370

See Notes to the Unaudited Condensed Consolidated Financial Statements

               THE PEOPLES BANCTRUST COMPANY, INC. AND SUBSIDIARY

Notes to the Unaudited Condensed Consolidated Financial Statements (Unaudited)

Accounting Policies:

     The accompanying unaudited consolidated financial statements of The Peoples BancTrust Company, Inc, (the "Company") and its subsidiary, The Peoples Bank and Trust Company, have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All interim amounts are subject to year-end audit, and the results of operations for the interim periods herein are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

Comprehensive Income

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes all changes in equity during a period, excluding investments by and distributions to stockholders. As a result of implementing SFAS 130, the Company recorded other comprehensive income (loss), net of income taxes, of $184,000 and $(408,000) for the quarters ended March 31, 1998 and 1997, respectively. These amounts had previously been reported as a direct change in shareholders' equity and relate to the change in unrealized gains (losses) on securities available for sale.

Segment Reporting

     In June 1997, the FASB issued Statement of Financial Standards No. 131, Disclosures About Segments of a Business Enterprise and Related Information ("SFAS 131"). SFAS 131, effective for fiscal years beginning after December 15, 1997, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Early application is permitted, but is not required, and comprehensive information for interim periods in the initial year of application must be reported in statements for interim periods in the second year of application.

     The Company believes that the adoption of SFAS 131 will not have a significant impact on its financial statements and disclosures as it operates in only one reportable segment-commercial banking.

Pensions and Other Postretirement Benefits

     In February 1998, the FASB issued Statement of Financial Standards No. 132, Employers' Disclosures About Pensions and Other Postretirement Benefits ("SFAS 132"). SFAS 132, effective for fiscal years beginning after December 15, 1997, standardizes the disclosure requirements for pensions and other postretirement benefits, eliminates certain disclosures, and requires additional information on changes in the benefit obligations and fair values of plan assets. Restatement of disclosures for previous periods is required.

Pro forma Presentation of Acquisition Effects:

     The following table is an expression of the probable outcome of certain earnings categories, had M&P been owned by the Company for the full 90 days in the first quarters of 1998 and 1997.

                                                          In Thousands, except per share data
                                                                  Three Months Ended
                                             -----------------------------------------------------------
                                                    March 31, 1998                  March 31, 1997
                                             ---------------------------      --------------------------
Net interest income                                   $     4,404                     $     3,922
Net income                                            $       861                     $       757
Diluted earnings per share                            $      0.25                     $      0.22


Business Combination:

     On March 6, 1998, the Company completed its acquisition of Merchants & Planters Bancshares, Inc. (M&P). In the acquisition, shareholders of M&P received $949.38 in cash for each outstanding share of M&P common stock (total consideration of approximately $20,085,000). The combination was accounted for as a purchase with the purchase price allocated as follows:

     Cash and cash equivalents                              $    9,768
     Securities available-for-sale                              29,435
     Loans, net                                                 27,703
     Premises and equipment                                      1,733
     Intangibles                                                 9,502
     Other assets                                                  632
     Deposits                                                  (56,151)
     Other borrowed funds                                         (606)
     Other liabilities                                          (1,931)
                                                            ----------
          Cash paid                                         $   20,085
                                                            ==========

     The results of operations of M&P subsequent to the acquisition date are included in the Company's consolidated statements of income. The following pro forma information reflects the Company's consolidated results of operations as if the acquisition occurred at January 1, 1997:

Earning Per Share

     The following table reflects the reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation for the quarters ended March 31, 1998 and 1997:

                                                                                        Per Share
                                                  Income              Shares             Amount
                                                 --------            --------          -----------
1998
----
Basic EPS net income                             $  1,018               3,418            $   0.30
                                                                                         ========
Effect of dilutive securities options                                      21
                                                 --------             -------
Diluted EPS                                      $  1,018               3,439            $   0.30
                                                 ========             =======            ========

1997
----
Basic EPS net income                             $    903               3,387            $   0.27
                                                                                         ========
Effect of dilutive securities options                                      31
                                                 --------             -------
Diluted EPS                                      $    903               3,418            $   0.27
                                                 ========             =======            ========

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                    GENERAL

     The following analysis focuses on the financial condition of The Peoples BancTrust Company, Inc. (the "Company"), and should be read in conjunction with the consolidated financial statements included in this report.

     Management's discussion and analysis includes certain forward-looking statements addressing, among other things, the Company's prospects for earnings, asset growth and net interest margin. Forward-looking statements are accompanied by, and identified with, such terms as "anticipates," "believes," "expects," "intends," and similar phrases. Management's expectations for the Company's future necessarily involve a number of assumptions and estimates. Factors that could cause actual results to differ from the expectations expressed herein are: substantial changes in interest rates, and changes in the general economy; changes in the Company's strategies for credit-risk management, interest-rate risk management and investment activities. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized.

     As discussed in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements, the Company completed its acquisition of Merchants & Planters Bancshares, Inc. ("M&P") on March 6, 1998 and has included the operations and income of M&P in the income of the Company from the date of purchase.

                              FINANCIAL CONDITION

     Total consolidated assets of the Company and its subsidiaries, The Peoples Bank and Trust Company ("PB&T") and Merchants & Planters Bank, totaled $437,839,000 at March 31, 1998, an increase of $76,477,000 from the December 31, 1997 total of $361,362,000. The inclusion of M&P assets had a $81,900,000 positive effect on total assets, whereas total assets net of M&P fell by $2,296,000. Earning assets at March 31, 1998 were $392,468,000 as compared to $332,441,000 at December 31, 1997. This $60,027,000 increase resulted from the acquisition ($64,723,000), whereas the Company, excluding the acquisition, experienced a decrease of $4,696,000 from December 31, 1997 to March 31, 1998.

INVESTMENTS

     Excluding the effect of the acquisition, the Company's securities portfolio declined $4,218,000, mostly relating to a liquidation of securities to fund the purchase price of M&P.

     At year end 1997, and March 31, 1998, the entire investment portfolio was classified as "available for sale", resulting in the portfolio being marked-to-market. At December 31, 1997, the portfolio had a net unrealized loss of $125,000 as compared to a net unrealized gain of $59,000 at March 31, 1998.

SHORT TERM INVESTMENTS

     Short term investments (primarily federal funds and securities purchased under agreements to resell) totaled $37,585,000 at March 31, 1998 as compared to $6,677,000 at December 31, 1997. This is an increase of $30,908,000, of which $7,585,000 is attributable to M&P, with $23,323,000 attributable to PB&T. The sharp rise in PB&T short term investments was the result of a large influx of funds into customer "sweep" accounts during the first quarter 1998. Management constantly monitors these funds, seeking alternative uses for them.

LOANS

     Loans, net of unearned income, increased $4,294,000 from year-end 1997 to $263,071,000 at first quarter end 1998. The addition of M&P's loan portfolio had an increasing effect in the amount of $28,153,000, whereas the PB&T loan portfolio fell by $23,859,000. The reduction in PB&T's loan portfolio is due to lighter loan demand, and the repayment by customers, of several, large short term loans taken out at year-end 1997.

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

     The Company's allowance for loan losses totaled $3,142,000 at March 31, 1998 as compared to $2,750,000 at December 31, 1997. The resulting ratios of allowance to total loans net of unearned interest were 1.19% and 1.06% as of March 31, 1998 and December 31, 1997, respectively. Of the $3,142,000 allowance for loan losses at March 31, 1998, $2,680,000 is attributable to PB&T, with $462,000 attributable to M&P. The amount of loans determined by management that require special attention due to potential weaknesses as of March 31, 1998 was $9,614,000, a $528,000 increase from the $9,086,000 reported at year end 1997.
All loans requiring special attention were in the portfolio of PB&T at March 31, 1998. A total of $5,409,000 in business loans were classified at March 31, 1998, with $2,848,000 in agricultural and $1,357,000 in personal. Standing at 3.7% of the total loan portfolio, management believes the level of classified loans to be acceptable. Management monitors fluctuations of the loan portfolio in light of charge-offs and recoveries, as well as anticipated economic conditions.

DEPOSITS

     At March 31, 1998, total deposits had increased $66,617,000 to $364,725,000 from their December 31, 1997 total. Of this increase, $56,151,000 was purchased in the acquisition of M&P, with the deposits of PB&T having increased $10,466,000. The largest increase was in time deposits, in the amount of $4,367,000 from December 31, 1997 to March 31, 1998.

LIQUIDITY

     The Company has periodic needs for short-term borrowings. At March 31, 1998, short-term borrowings in the form of federal funds purchased totaled $4,159,000, as opposed to $13,642,000 at December 31, 1997. Other borrowed funds increased $16,794,000 to $25,091,000 during the quarter primarily to finance the acquisition. The effect of the acquisition of M&P's short-term borrowings was minimal, representing an increase of $606,000.

Stockholders' Equity

     Total stockholders' equity at March 31, 1998 was $38,318,000 compared to $37,233,000 at year end. The $1,085,000 increase is accounted for through first quarter earnings of $1,018,000 combined with a change in unrealized gain on available for sale securities of $184,000 and a reduction of $274,000 for common stock dividends. Stock options having a net increasing effect on stockholders' equity of $156,000 were exercised in the first quarter 1998 as well.

     Risk-based capital regulations require all bank holding companies and banks to achieve and maintain a minimum total capital to risk-weighted assets ratio of 8.00%, at least half of which must be in the form of Tier 1 capital (consisting of stockholders' equity less goodwill). The following table indicates the Company's Tier 1 capital ratio and total capital ratio at March 31, 1998 were 10.90% and 12.01%, respectively. The Company maintained, at March 31, 1998 , a leverage ratio of Tier 1 capital to total assets of 7.46% compared to the minimum regulatory requirement of 3.00% required of the strongest companies and banks. In addition, the table indicates that the ratios of the Company's subsidiary banks also well exceed the minimum requirements of the regulation.

                                        Risk-Based Capital Ratios & Leverage Ratios as of March 31, 1998
                                      -----------------------------------------------------------------------
RISK-BASED CAPITAL RATIOS                                     Dollars in Thousands
-------------------------
                                                                                       Merchants & Planters
                                                The Company             PB&T                   Bank
                                      -----------------------     -----------------    ---------------------
Tier 1 Capital                              $  30,948  10.90%     $  27,217  10.78%     $ 19,994     49.32%
Tier 1 Capital - Minimum Required              11,355   4.00%        10,098   4.00%        1,622      4.00%
                                            ---------  ------     ---------  ------     --------     ------
Excess                                      $  19,593   6.90%     $  17,119   6.78%     $ 18,372     45.31%
                                            ---------  ------     ---------  ------     --------     ------

Total Capital                               $  34,090  12.01%     $  29,897  11.84%     $ 20,456     50.46%
Total Capital - Minimum Required               22,710   8.00%        20,198   8.00%        3,243      8.00%
                                            ---------  ------     ---------  ------     --------     ------
Excess                                      $  11,380   4.01%     $   9,699   3.84%       17,213     42.46%
                                            ---------  ------     ---------  ------     --------     ------

Net risk-weighted assets                    $ 283,869             $ 252,473             $ 40,543
                                            ---------             ---------             --------

LEVERAGE RATIOS
---------------
                                                                                       Merchants & Planters
                                                The Company             PB&T                   Bank
                                      -----------------------     -----------------    ---------------------
Total Tier 1 Capital                        $  30,948   7.46%     $  27,217   7.65%     $ 19,994     29.56%
Minimum Leverage Requirement                   12,453   3.00%        10,674   3.00%        2,029      3.00%
                                            ---------  ------     ---------  ------     --------     ------
Excess                                      $  18,495   4.46%     $  16,543   4.65%     $ 17,965     26.56%
                                            ---------  ------     ---------  ------     --------     ------

Average Total Assets,
      Net of all goodwill                   $ 415,102             $ 355,813             $ 67,648
                                            ---------             ---------             --------


                             RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998, COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     The Company's profitability, like that of many financial institutions, is dependent to a large extent upon its net interest income. Simply stated, net interest income is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest bearing liabilities, such as deposits and borrowings.

     Interest income for the first quarter of 1998 (the "1998 Quarter") was $7,417,000 compared to $6,465,000 for the same quarter of 1997 (the "1997 Quarter"). That portion of interest income attributable to M&P was $372,000. Average earning assets grew to $343,753,000 for the 1998 Quarter from $299,804,000 for the 1997 Quarter. Of this $43,949,000 increase in average earning assets, the inclusion of M&P accounts for $18,338,000.

     The average volume of the Company's securities portfolio increased to $81,166,000 for the 1998 Quarter from $77,193,000 for the 1997 Quarter, resulting in a rise in investment income of $76,000. Interest income on investments totaled $1,252,000 for the 1998 Quarter as opposed to $1,181,000 for the same period in 1997. M&P is responsible for $137,000 of total interest earned on investments.

     Interest income from business loans totaled $1,764,000 for the 1998 Quarter compared to $1,669,000 for the 1997 Quarter. This increase is mainly due to volume growth from $74,000,000 to $79,040,000 for the twelve months ended March 31, 1998. Of this $5,040,000 increase in average business loans, the inclusion of M&P accounts for $1,268,000.

     Interest income from business loans totaled $1,764,000 for the 1998 Quarter compared to $1,699,000 for the prior period. This increase is mainly due to volume growth from an average balance of $78,275,000 to $79,040,000 during the 1998 Quarter. Of this $765,000 increase in average business loans, the inclusion of M&P accounts for $1,268,000, while the Company net of the acquisition saw a reduction of $503,000 for the 1998 Quarter.

     Personal loan interest income increased to $1,806,000 for the 1998 Quarter from $1,757,000 for the prior year period. The average volume of personal loans slightly increased between periods.

     Interest income earned on real estate loans totaled $2,134,000 for the 1998 Quarter as compared to $1,642,000 for the 1997 Quarter. The average volume of real estate loans increased to $92,288,000 from $73,124,000 between the 1998 and 1997 Quarters. The addition of M&P accounts for $5,032,000 of the $19,164,000 increase.

     The average volume of interest-bearing deposits increased from $234,053,000 for the 1997 Quarter to $265,836,000 for the 1998 Quarter. Interest paid on these deposits totaled $3,069,000 for the 1998 Quarter, as compared to $2,662,000 for the 1997 Quarter. The inclusion of M&P accounts for a $14,071,000 increase in the average balance of interest-bearing deposits and $170,000 increase in the interest paid on them.

     Non-interest income for the 1998 Quarter totaled $1,081,000 as compared to $947,000 for the same period in 1997. M&P is credited with $24,000 of the $134,000 increase in this category.

     Non-interest expenses increased $629,000 to $3,503,000 for the 1998 Quarter from $2,874,000 for the 1997 Quarter. M&P is responsible for $164,000 of the increase.

     Income before taxes for the 1998 Quarter was $1,525,000, compared to $1,340,000 for the same period in 1997. The income tax provision increased between the quarters by $70,000 to $507,000. The resulting 1998 Quarter net income was $1,018,000, versus net income for the 1997 Quarter of $903,000. M&P contributed to the $115,000 increase in net income for the 1998 Quarter in the amount of $82,000. Earnings per share for the 1998 Quarter was $.30, compared to $.27 for the same quarter of 1997.

                       IMPACT OF NEW ACCOUNTING STANDARDS

     See Notes to the Unaudited Condensed Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest sensitivity is one measure of the vulnerability of earnings to changes in the general level of interest rates. Whenever interest-earning assets reprice to market interest rates at a different pace than interest-bearing liabilities, interest income performance will be affected favorably or unfavorably during periods of changes in general interest rates. Management is unable to predict future changes in market rates and their impact on the Company's profitability. Management believes, however, that the Company's current rate sensitivity position is well matched, indicating the assumption of minimal interest rate risk. Management does not believe there to have been any material shift in the relationship between the maturity characteristics of interest-earning assets, and interest-bearing liabilities since December 31, 1997, and, consequently, no change in interest rate risk exposure.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Management currently is not aware of any material legal proceedings to which the Company or PB&T is a party, or to which any of their property is subject, except as follows:

        1.  Raymond Lee Moseley, Billy Drayton v. The Peoples Bank and Trust
            ----------------------------------------------------------------
Company, et al., Circuit Court of Autauga County, Alabama, Civil Action No. CV-
---------------
97-169-B. This suit was served on PB&T on August 4, 1997. The complaint alleges that PB&T and co-defendant Mountain Life Insurance Co. fraudulently and otherwise unlawfully sold credit life insurance and accidental death insurance to the plaintiffs, and seeks compensatory and punitive damages in unspecified amounts. The causes of action specifically include breach of contract, fraud, fraudulent suppression and concealment, money had and received, conversion, conspiracy, and negligent and wanton hiring, training, and supervision. The complaint also seeks class action status for all persons who purchased credit life and accidental death insurance from the defendants under circumstances similar to those alleged in the complaint. PB&T's insurance carriers are providing a defense under a reservation of rights. PB&T denies the allegations of the complaint. No depositions or other significant discovery has taken place, except for the production of certain documents. Plaintiffs' counsel have directed to both defendants a $6,000,000 settlement demand, which PB&T has declined. Settlement discussions are ongoing. The case is not set for trial.

        2.  Sara F. Lolley and Rita Carter v. The Peoples BancTrust Company,
            ----------------------------------------------------------------
Inc., The Peoples Bank and Trust Company, et al., United States District Court
------------------------------------------------
for the Middle District of Alabama, Northern Division, Civil Action No. CV-97-W-1775-N. This suit was served on PB&T on January 9, 1998. The suit alleges violations of Title VII of the Civil Rights Act of 1964 and 28 U.S.C. (S) 1985, based on alleged sexual harassment by an officer of PB&T. The complaint asserts several causes of actions related to the alleged sexual harassment, including hostile work environment, retaliation, and conspiracy to condone impermissible conduct and impede litigation. Punitive and compensatory damages, as well as other relief, are sought. The complaint joins PB&T's directors and certain officers as defendants, for whom PB&T is providing a defense. Importantly, plaintiffs admit in their complaint that after they complained to PB&T about the alleged harassment, the harassment ended. Motions to dismiss the directors and officers have been filed, which are pending. Written discovery has been served on the plaintiffs and we anticipate scheduling the plaintiffs' depositions for mid-June. The trial of this case is set for February 8, 1999.

        3.  William L. Ammons, d/b/a Ammons Construction Company v. Peoples Bank
            --------------------------------------------------------------------
& Trust Co., Circuit Court of Dallas County, Alabama, Case No. CV-95-295.  This
-----------
case was filed on October 18, 1995. The Plaintiff, a contractor, was constructing a house for a customer of PB&T who had borrowed construction monies for that purpose. The PB&T customer sued the contractor, alleging that he failed to complete the construction. The contractor now brings this action contending that PB&T owes funds for the construction to him as a third party beneficiary. He further alleges misrepresentation by PB&T and seeks unspecified compensatory and punitive damages. A jury trial is demanded. PB&T denies the allegations of the complaint. The owner and contractor are in separate litigation over the same issues, and this case has been put on administrative hold pending the outcome of that case.

        With respect to the cases listed as 1 and 2 above, while PB&T denies liability in each of the above cases, the possibility of exposure to liability exists. To date, the plaintiffs in both lawsuits have not specified any alleged actual or compensatory damages. The level of potential exposure for compensatory damages increases if a plaintiff establishes at trial mental anguish or emotional distress from the actions complained of. Also, substantial punitive damages have been awarded in the State of Alabama in cases where relatively small amounts of actual damages have occurred, and jury verdicts within the State of Alabama have been unpredictable in this regard. Consequently, the Company cannot estimate with certainty, at this time, the eventual outcome or potential exposure in the above cases.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits
            Exhibit 27  Financial Data Schedule (SEC use only)

        (b) Current Report on Form 8-K dated March 6, 1998, reporting under Items 2 and 7 the acquisition of Merchants & Planters Bancshares, Inc. by the Company

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 20, 1998

                                        The Peoples BancTrust Company, Inc.
                                        (Registrant)



                                        /s/ Richard P. Morthland
                                        ----------------------------------------
                                        Richard P. Morthland, Chairman of the
                                           Board and Chief Executive Officer



                                        /s/ Andrew C. Bearden
                                        ----------------------------------------
                                        Andrew C. Bearden, Executive Vice
                                           President and Chief Financial Officer


                                        /s/ Virginia L. Sellers
                                        ----------------------------------------
                                        Virginia L. Sellers, Vice President and
                                           Treasurer