Form 10-Q
period 1998-06-30
PEOPLES BANCTRUST CO INC
filed 1998-08-19
CIK 762128

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
                             ---------------------




(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

     OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission File Number: O-13653


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

     As of the close of business on August 3, 1998, 5,144,938 shares of registrant's Common Stock, par value $.10 per share, were outstanding.

                         PART I--FINANCIAL INFORMATION


Item 1. Financial Statements


              THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              In Thousands
                                                     June 30, 1998  December 31, 1997
                                                    --------------  -----------------
                                                      (Unaudited)
ASSETS:
Cash and due from banks                             $       21,324   $       13,984
Federal funds sold and securities purchased under
   agreements to resell                                     26,841            6,677
                                                    --------------   --------------
Total cash and cash equivalents                             48,165           20,661

Securities available-for-sale                              102,573           69,737
Loans, net of unearned income                              265,571          258,777
Allowance for loan losses                                   (3,250)          (2,750)
                                                    --------------   --------------
Net loans                                                  262,321          256,027

Premises and equipment                                       8,639            6,589
Intangibles                                                 10,254              666
Other real estate, net                                         402              243
Other assets                                                 7,969            7,439
                                                    --------------   --------------
   Total assets                                     $      440,323   $      361,362
                                                    --------------   --------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Noninterest-bearing deposits                        $       57,212   $       49,897
Interest-bearing deposits                                  311,421          248,211
                                                    --------------   --------------
   Total deposits                                          368,633          298,108

Federal funds purchased and securities sold under
   agreement to repurchase                                   8,296           13,642
Other borrowed funds                                        18,143            8,297
Other liabilities                                            6,343            4,082
                                                    --------------   --------------
  Total liabilities                                        401,415          324,129

Common stock                                                   348              348
Additional paid-in capital                                   6,482            6,739
Treasury stock                                                (689)          (1,136)
Retained earnings                                           32,749           31,407
Accumulated other comprehensive income,
   net of tax                                                   18             (125)
                                                    --------------   --------------
  Total stockholders' equity                                38,908           37,233
                                                    --------------   --------------
  Total liabilities and stockholders' equity        $      440,323   $      361,362
                                                    ==============   ==============

See Notes to the Unaudited Condensed Consolidated Financial Statements

              THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                              In Thousands, except share and per share data
                                                                               (Unaudited)
                                                           Three Months Ended                 Six Months Ended
                                                                June 30,                          June 30,
                                                   ------------------------------    --------------------------------
                                                        1998             1997              1998              1997
                                                        ----             ----              ----              ----
Interest and fees on loans                         $       6,488    $       5,401    $       12,374    $       10,613
Interest and dividends on investment securities            1,374            1,183             2,631             2,364
Other interest income                                        511               70               785               142
                                                   -------------    -------------    --------------    --------------
  Total interest income                                    8,373            6,654            15,790            13,119

Interest on deposits                                       3,569            2,722             6,638             5,384
Interest on borrowed funds                                   373              162               537               350
                                                   -------------    -------------    --------------    --------------
  Total interest expense                                   3,942            2,884             7,175             5,734
                                                   -------------    -------------    --------------    --------------
  Net interest income                                      4,431            3,770             8,615             7,385

Provision for loan losses                                    567              364               818               724
                                                   -------------    -------------    --------------    --------------
  Net interest income after provision for
    loan losses                                            3,864            3,406             7,797             6,661

Net securities gains                                          16               16                30                28
Other income                                               1,293            1,025             2,374             1,972
Other expense                                              3,879            2,936             7,382             5,810
                                                   -------------    -------------    --------------    --------------
  Income before income taxes                               1,294            1,511             2,819             2,851

Provision for income taxes                                   419              466               926               903
                                                   -------------    -------------    --------------    --------------
  Net income                                       $         875    $       1,045    $        1,893    $        1,948
                                                   =============    =============    ==============    ==============
Basic weighted average number of
   shares outstanding                                  3,429,421        3,421,525         3,424,039         3,421,525

Diluted weighted average number of shares
   outstanding                                         3,449,877        3,475,700         3,448,865         3,474,724

Basic net income per share                         $        0.26    $        0.31    $         0.55    $         0.57
                                                   =============    =============    ==============    ==============
Diluted net income per share                       $        0.25    $        0.31    $         0.55    $         0.56
                                                   =============    =============    ==============    ==============
Dividends per share                                $        0.08    $        0.07    $         0.16    $         0.15
                                                   =============    =============    ==============    ==============

See Notes to the Unaudited Condensed Consolidated Financial Statements

              THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                        In Thousands
                                                                                        (Unaudited)
                                                                    Three Months Ended             Six Months Ended
                                                                         June 30,                      June 30,
                                                                 -----------------------      ---------------------------
                                                                    1998          1997             1998        1997
                                                                    ----          ----             ----        ----
Net income                                                      $   875,00   $ 1,045,000      $ 1,893,000   $ 1,948,000
Other comprehensive income, net of tax:
  Unrealized gains (losses) arising during period                  (57,108)       69,768          113,431      (349,534)
  Less:  reclassification adjustment for gains
    included in net income                                          16,263        16,232           29,948        27,799
                                                                ----------   -----------     ------------   -----------
Other comprehensive income/loss                                    (40,845)       86,000          143,379      (321,735)
Comprehensive income                                            $  834,155   $ 1,131,000      $ 2,036,379   $ 1,626,285
                                                                ==========   ===========     ============   ===========

See Notes to the Unaudited Condensed Consolidated Financial Statements

              THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                     In Thousands
                                                                                                     (Unaudited)
                                                                                              Six Months Ended June 30,
                                                                                          ------------------------------
                                                                                             1998                  1997
                                                                                          -----------         ------------
Net cash provided (used) by operating activities                                          $   4,075           $    2,619

Cash flows from investing activities
 Proceeds from sales of securities available for sale                                        15,521               10,226
 Proceeds from maturities and calls of securities
 available for sale                                                                          18,230                9,957
 Purchase of securities available for sale                                                  (36,570)             (10,515)
 Net decrease/(increase) in loans                                                            20,395               (3,440)
 Purchases of bank premises and equipment                                                      (998)                (869)
 Proceeds from sale of bank premises and equipment                                              207                    0
 Investment in low income housing projects                                                     (676)                (676)
 Investment in other real estate and equipment                                                 (269)                   0
 Investment in Merchants & Planters (net)                                                   (10,317)                   0
                                                                                          ---------            ---------

   Net cash provided by investing activities                                                  5,523                4,663

Cash flows from financing activities
 Net increase/(decrease) in deposits                                                         14,374               (7,705)
 Net increase/(decrease) in borrowed funds                                                    3,894               (3,486)
 Dividends paid                                                                                (552)                (507)
 Stock options exercised                                                                        190                    0
                                                                                          ---------            ---------
   Net cash provided/(used) by financing activities                                          17,906              (11,698)

Net increase/(decrease) in cash and cash equivalents                                         27,504               (4,416)
Cash and cash equivalents at beginning of period                                             20,661               22,015
                                                                                          ---------            ---------
Cash and cash equivalents at June 30                                                      $  48,165            $  17,699

Supplemental disclosure of clash information:
 Cash paid during the period for:
   Interest                                                                               $   6,698            $   5,734
   Taxes                                                                                  $     750            $     903

See Notes to the Unaudited Condensed Consolidated Financial Statements

              THE PEOPLES BANCTRUST COMPANY, INC. AND SUBSIDIARY

Notes to the Unaudited Condensed Consolidated Financial Statements (Unaudited)

Accounting Policies:

     The accompanying unaudited consolidated financial statements of The Peoples BancTrust Company, Inc. (the "Company") and its subsidiary, The Peoples Bank and Trust Company ("Peoples Bank"), have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All interim amounts are subject to year-end audit, and the results of operations for the interim periods herein are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Commitments and Contingencies:

     The Company and its subsidiaries are from time to time defendants in legal actions arising from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at June 30, 1998, will have a materially adverse effect on the Company's financial statements.

Comprehensive Income:

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes all changes in equity during a period, excluding investments by and distributions to stockholders. As a result of implementing SFAS 130, the Company recorded other comprehensive income (loss), net of income taxes, of $(40,845) and $143,379 for the six months ended June 30, 1998 and 1997, respectively. These amounts had previously been reported as a direct change in shareholders' equity and relate to the change in unrealized gains (losses) on securities available for sale.

Segment Reporting:

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures About Segments of a Business Enterprise and Related Information ("SFAS 131"). SFAS 131, effective for fiscal years beginning after December 15, 1997, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Early application is permitted, but is not required, and comprehensive information for interim periods in the initial year of application must be reported in statements for interim periods in the second year of application.

     The Company believes that the adoption of SFAS 131 will not have a significant impact on its financial statements and disclosures as it operates in only one reportable segment-commercial banking.

Pensions and Other Postretirement Benefits:

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

Derivatives and Hedging Activities:

     In June 1998, the FASB issued Statement of Financial Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133, effective for all fiscal quarters of fiscal years beginning after June 15, 1999, establishes accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It also establishes the condition under which a derivative should be designated as hedging a specific type of exposure and requires the company to establish at the inception of the hedge the method and measurement approach used to assess its effectiveness.

     The Company does not believe the adoption of SFAS 133 will have a significant impact on its financial statements and disclosures as it does not currently possess any derivative instruments.

Business Combination:

     On March 6, 1998, the Company completed its acquisition of Merchants & Planters Bancshares, Inc. (M&P). In the acquisition, shareholders of M&P received $949.38 in cash for each outstanding share of M&P common stock (total consideration of approximately $20,085,000). The combination was accounted for as a purchase, with the purchase price allocated as follows:




           Cash and cash equivalents              $    9,768
           Securities available-for-sale              29,258
           Loans, net                                 27,703
           Premises and equipment                      1,733
           Intangibles                                 9,679
           Other assets                                  632
           Deposits                                  (56,151)
           Other borrowed funds                         (606)
           Other liabilities                          (1,931)
                                                  ----------
             Cash paid                            $   20,085
                                                  ==========

        The results of operations of M&P subsequent to the acquisition date are included in the Company's consolidated statements of income. The following pro forma information reflects the Company's consolidated results of operations as if the acquisition occurred at January 1, 1997:

                                       In Thousands, except per share data
                                            Six Months Ended June 30,
                                   ------------------------------------------
                                          1998                    1997
                                          ----                    ----
Net interest income                     $  8,835                $  8,010
Net income                              $  1,736                $  1,924
Diluted earnings per share              $    .50                $    .55

Earning Per Share:

     The following table reflects the reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation for the quarter and six months ended June 30, 1998 and 1997:

                                                                        1998
                                               ----------------------------------------------------------
                                                         Basic                          Diluted
                                                 Q-T-D            Y-T-D          Q-T-D            Y-T-D
                                                 -----            -----          -----            -----
Net income                                      $  875          $  1,893        $  875          $  1,893
Average shares outstanding                       3,429             3,424         3,429             3,424
   Effect of dilutive securities options                                            21                25
                                                                                ------          --------
Diluted average shares outstanding                                               3,450             3,449
Earnings per share:
   Net income                                   $ 0.26          $   0.55        $ 0.25          $   0.55

                                                                        1997
                                               ----------------------------------------------------------
                                                         Basic                          Diluted
                                                 Q-T-D            Y-T-D          Q-T-D            Y-T-D
                                                 -----            -----          -----            -----
Net income                                      $  1,045        $  1,948        $  1,045        $  1,948
Average shares outstanding                         3,421           3,421           3,421           3,421
   Effect of dilutive securities options                                              55              54
                                                                                --------        --------
Diluted average shares outstanding                                                 3,476           3,475
Earnings per share:
   Net income                                   $   0.31        $   0.57        $   0.30        $   0.56

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

                              FINANCIAL CONDITION

     Total consolidated assets of the Company and its subsidiary, The Peoples Bank and Trust Company ("PB&T"), totaled $440,323,000 at June 30, 1998, an increase of $78,961,000 from the December 31, 1997 total of $361,362,000. The purchase of M&P assets on March 6, had a $81,900,000 positive effect on total assets, whereas total assets net of M&P fell by $2,939,000. Earning assets at June 30, 1998 were $394,985,000 as compared to $332,141,000 at December 31,
1997. The inclusion of M&P had a $64,723,000 increasing effect, whereas the Company, excluding acquisition effect, experienced a decrease of $2,179,000 from December 31, 1997 to June 30, 1998.

Investments

     Total investment securities were $102,573,000 at June 30, 1998 as compared to $69,737,000 on December 31, 1997. Excluding the M&P effect of $29,435,000, the Company's securities portfolio increased $3,401,000.

     At year end 1997, and June 30, 1998, the entire investment portfolio was classified as "available for sale", resulting in the portfolio being marked-to-market. At December 31, 1997, the portfolio had a net unrealized loss of $125,000 as compared to a net unrealized gain of $18,000 at June 30, 1998.

Short Term Investments

     Short term investments (primarily federal funds and securities purchased under agreements to resell) totaled $26,841,000 at June 30, 1998 as compared to $6,677,000 at December 31, 1997. This is an increase of $20,164,000, of which $7,585,000 is attributable to M&P, with $12,579,000 attributable to the Company. The sharp rise in the Company's short-term investments was the result of a large influx of funds in the form of deposits during the first six months of 1998. Management constantly monitors these funds, seeking alternative uses for them.

Loans

     Loans, net of unearned income, increased $6,794,000 from year-end 1997 to $265,571,000 at second quarter end 1998. The addition of M&P's loan portfolio had an increasing effect in the amount of $28,153,000, whereas the Company's loan portfolio fell by $21,359,000. The reduction in the Company's loan portfolio is due to lighter loan demand, and the repayment by customers of several, large short term loans taken out at year-end 1997.

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

     Management's determination of allowance adequacy is based, among other things, on estimates of the historical loan loss experience, evaluations of economic conditions in general and in various sectors of the Company's customer base, and periodic reviews of loan portfolio quality by the Company's personnel, and other relevant factors. Generally reserves will be provided for loans where the ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due, structurally deficient or economically depreciating, and considering the net realizable value of the security of the loan or guarantees, if applicable. Management will continue to monitor the Company's asset quality and will charge off loans against the allowance for loan losses when appropriate or provide specific loss reserves when necessary. Because the allowance is based on assumptions and subjective judgement, it is not necessarily indicative of the actual charge-offs which may ultimately occur.

     The Company's allowance for loan losses totaled $3,250,000 at June 30, 1998 as compared to $2,750,000 at December 31, 1997. The resulting ratios of allowance to total loans net of unearned interest were 1.22% and 1.06% as of June 30, 1998 and December 31, 1997, respectively. Of the $3,250,000 allowance for loan losses at June 30, 1998, $2,788,000 is attributable to the Company, with $462,000 attributable to M&P. The amount of loans determined by management to require special attention due to potential weaknesses as of June 30, 1998 was $8,325,000, a $761,000 decrease from the $9,086,000 reported at year end 1997. A total of $4,389,000 in business loans were classified at June 30, 1998, with $2,295,000 in agricultural, 968,000 in real estate and $673,000 in personal. Standing at 3.13% of the total loan portfolio, management believes the level of classified loans to be acceptable. Management monitors fluctuations of the loan portfolio in light of charge-offs and recoveries, as well as anticipated economic conditions.

Deposits

     At June 30, 1998, total deposits had increased $70,525,000 to $368,633,000 from their December 31, 1997 total. Of this increase, $56,151,000 was realized in the acquisition of M&P, with the deposits of the Company having increased $14,374,000. Analysis of the Company's increase, net of deposit acquired from M&P, indicates that between December 31, 1997 and June 30, 1998 non-interest bearing demand deposits increased by $1,038,000, savings accounts increased $2,468,000, time deposits increased $4,934,000 a nd interest-bearing demand deposits increased $5,934,000.

Liquidity

     The Company has periodic needs for short-term borrowings. At June 30, 1998, short-term borrowings in the form of federal funds purchased totaled $8,296,000, as opposed to $13,642,000 at December 31, 1997. Other borrowed funds increased $9,846,000 to $18,143,000 during the period, primarily to finance the M&P acquisition. The effect of the acquisition of M&P's short-term borrowings was minimal, representing an increase of $606,000.

Stockholders' Equity

     Total stockholders' equity at June 30, 1998 was $38,908,000 compared to $37,233,000 at year end. The $1,675,000 increase is accounted for in year-to-date earnings of $1,893,000 combined with a change in unrealized gain on available for sale securities of $143,000 and a reduction of $498,000 for common stock dividends. Stock options having a net increasing effect on stockholders' equity of $190,000 were exercised in the first quarter 1998 as well.

     Risk-based capital regulations require all bank holding companies and banks to achieve and maintain a minimum total capital to risk-weighted assets ratio of 8.00%, at least half of which must be in the form of Tier 1 capital (consisting of stockholders' equity less goodwill). The following table indicates the Company's Tier 1 capital ratio and total capital ratio at June 30, 1998 were 10.02% and 11.08%, respectively. The Company maintained, at June 30, 1998, a leverage ratio of Tier 1 capital to total as sets of 7.48% compared to the minimum regulatory standard of 3.00% required of the strongest companies and banks. In addition, the table indicates that the ratios of the Company's subsidiary bank also well exceed the minimum requirements of the regulation.

                                    Risk-Based Capital Ratios & Leverage Ratios
                                                As of June 30, 1998
                                    -------------------------------------------
                                                Dollars in Thousands

RISK-BASED CAPITAL RATIOS
-------------------------
                                         The Company                 Bank
                                    ---------------------   --------------------

Tier 1 Capital                       $  28,449    10.02%     $  30,164   11.25%
Tier 1 Capital - Minimum Required       11,360     4.00%        10,723    4.00%
                                     ---------    ------     ---------   ------
Excess                               $  17,089     6.02%     $  19,441    7.25%

Total Capital                        $  31,464    11.08%     $  33,179   12.38%
Total Capital - Minimum Required        22,719     8.00%        21,446    8.00%
                                     ---------    ------     ---------   ------
Excess                               $   8,745     3.08%     $  11,733    4.38%

Net risk-weighted assets             $ 283,988               $ 268,078

LEVERAGE RATIOS
---------------
Total Tier 1 Capital                 $  28,449     7.48%     $  30,164    7.95%
Minimum Leverage Requirement            15,208     4.00%        11,382    3.00%
                                     ---------    ------     ---------   ------
Excess                               $  13,241     3.48%     $  18,782    4.95%

Average Total Assets,
  Net of all intangibles             $ 380,209               $ 379,409


                             RESULTS OF OPERATIONS

Three Months Ended June 30, 1998, Compared to Three Months Ended June 30, 1997

     The Company's profitability, like that of many financial institutions, is dependent to a large extent upon its net interest income. Simply stated, net interest income is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest bearing liabilities, such as deposits and borrowings.

     Interest income for the second quarter of 1998 (the "1998 Quarter") was $8,373,000 compared to $6,654,000 for the same quarter of 1997 (the "1997 Quarter"). The increase of $1,719,000 is due in large part to interest earned on loans and investments purchased in the M&P acquisition.

     The average volume of the Company's securities portfolio increased to $83,287,000 for the 1998 Quarter from $76,376,000 for the 1997 Quarter, resulting in a rise in investment income of $191,000. Interest income on investments totaled $1,374,000 for the 1998 Quarter as opposed to $1,183,000 for the same period in 1997.

     Interest income from business loans totaled $1,858,000 for the 1998 quarter, compared to $1,698,000 for the 1997 Quarter. The increase is mainly due to volume growth from a $73,277,000 average balance to a $79,742,000 average balance between the 1997 and 1998 quarters ended June 30. Of this $6,465,000 increase in average business loans, the inclusion of M&P accounts for $4,669,000.

     Personal loan interest income increased to $2,412,000 for the 1998 Quarter from $1,805,000 for the same period in 1997. The average volume of personal loans at June 30, 1997 was $69,358,000 whereas at June 30, 1998 it was $78,538,000. The acquisition of M&P accounts for an $11,948,000 rise in average personal loans. Average personal loans net of M&P fell by $2,768,000 between June 30, 1997 and June 30, 1998.

     Interest income earned on real estate loans totaled $2,015,000 for the 1998 Quarter as compared to $1,754,000 for the 1997 Quarter. The average volume of real estate loans increased to $88,891,000 from $76,297,000 between the 1998 and 1997 Quarters. The addition of M&P had a minimal effect on real estate loans.

     The average volume of interest-bearing deposits increased from $236,108,000 for the 1997 Quarter to $290,994,000 for the 1998 Quarter. Interest paid on these deposits totaled $3,569,000 for the 1998 Quarter, as compared to $2,772,000 for the 1997 Quarter. Interest-bearing deposits acquired with M&P account for a $36,153,000 increase in the average balance of interest-bearing deposits and a proportional increase in the interest paid on them.

     Non-interest income for the 1998 Quarter totaled $1,293,000 as compared to $1,205,000 for the same period in 1997. The M&P acquisition accounted for the majority of the $88,000 increase in this category.

     Non-interest expenses increased $943,000 to $3,879000 for the 1998 Quarter from $2,936,000 for the 1997 Quarter. The M&P acquisition accounted for $783,000 of the increase in this category.

     Income before taxes for the 1998 Quarter was $1,294,000, compared to $1,511,000 for the same period in 1997. The income tax provision decreased between the quarters by $47,000 to $419,000. The resulting 1998 Quarter net income was $875,000, versus net income for the 1997 Quarter of $1,045,000. Charges associated with the M&P acquisition, such as intangible asset amortization and ancillary expenses associated with automations equipment upgrades, contributed greatly to the $170,000 decrease in net income. Earnings per share for the 1998 Quarter was $.26, compared to $.31 for the same quarter of 1997.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

     Interest income for the first half of 1998 totaled $15,790,000, up $2,671,000 from its June 30, 1997 level of $13,119,000. Interest earned on loans and investments purchased with M&P contributed greatly to the increase.

     Interest income on the Company's investment securities portfolio for the six months ended June 30, 1998 totaled $2,631,000, which translates to an average annual yield of 6.47%. For the six months ended June 30, 1997, income from investment securities totaled $2,364,000, indicating a 5.49% average annual yield. Upon acquisition, a substantial portion of the M&P investment portfolio was liquidated. That portion of the M&P investment portfolio remaining, was combined with the Company's investments, and contributed to the increase in investment income.

     Interest income on the Company's loans totaled $12,374,000 for the six month period ended June 30, 1998. For the same period 1997, interest income on loans totaled $10,613,000. Average volume of loans for the first half of 1998 was $255,086,000 yielding a 9.70% return. For the same period 1997, the average volume of loans was $221,390,000, earning a yield of 9.59%. That portion of the increase in average loan volume attributable to the M&P acquisition is $17,410,000.

     Interest expense on interest-bearing deposits for the six months ended June 30, 1998 totaled $6,638,000, indicating an average cost for deposits equal to 4.56%. For the same period 1997, interest expense on deposits totaled $5,384,000, indicating an average cost equal to 4.58%. The average balances of interest-bearing deposits for the six months ended June 30, 1998 and 1997 were $290,994,000 and $235,216,000 respectively. The M&P acquisition accounts for $36,153,000 of the $55,778,000 increase.

     The resulting net interest income of the Company for six months ended June 30, 1998 totaled $8,615,000. This represents an increase of $1,230,000 over net interest income for the same period 1997 of $7,385,000.

     Provision for loan losses for the first half of 1998 totaled $818,000 as compared to $724,000 for the same period in 1997. These are charges made against net interest income, and applied to the allowance for loan losses. See"--Financial Condition--Allowance for Loan Losses" above.

     During the first half of 1998, non-interest income totaled $2,374,000 as compared to $1,972,000 for the same period 1997. Non-interest income realized as a result of the M&P acquisition accounted for a portion of the increase in this category. The balance of the $402,000 increase is attributed to an expansion of the Company's fee structure and marketing efforts, as well as attracting new customer accounts.

     As a consequence of the M&P acquisition, automations equipment upgrades and building repairs and refurbishment, non-interest expense for the first half of 1998 was well above that for the same period 1997. At June 30, 1998 non-interest expense for six months then ended totaled $7,382,000 as compared to $5,810,000 for the same period in 1997.

     For the six months ended June 30, 1998, income before taxes totaled $2,819,000 compared to $2,851,000 for the same period in 1997. The income tax provision for six months ended June 30, 1998 totaled $926,000, whereas for the same period in 1997 it totaled $903,000. The resulting net income at June 30, 1998 for the six months then ended totaled $1,893,000 compared to $1,948,000 for the same period in 1997.

                   YEAR 2000 RISK ASSESSMENT AND ACTION PLAN

     The Company is aware of the current concerns throughout the business community of reliance upon computer software that does not properly recognize the Year 2000 in date formats, often referred to as the "Year 2000 Problem." The Year 2000 Problem is the result of software being written using two digits rather than four digits to define the applicable year (i.e., "98" rather than "1998"). A failure by a business to properly identify and correct a Year 2000 Problem in its operations could result in system failures or miscalculations. In turn, this could result in disruptions of operations, including among other things a temporary inability to process transactions, or otherwise engage in routine business transactions on a day-to-day basis.

     Operations of the Company depend upon the successful operation on a daily basis of it computer software program. The Company relies upon software purchased from third-party vendors rather than internally generated software. In its analysis of the software, and based upon its ongoing discussions with these vendors, a plan of action has been put in place by the Company to minimize its risk exposure to the Year 2000 Problem.

     As part of the plan, an oversight committee has been set up to monitor vendor Year 2000 compliance, and identify systems and equipment crucial to the Company's operations. These systems are being tested to assure they will be able to handle the Year 200 event, thus minimizing risk to the Company.

     The Company is committed to a plan for achieving Year 2000 compliance which focuses not only on its own systems and equipment, but also on its customers. Peoples Bank is educating and assisting customers in identifying their Year 2000 Problems. Peoples Bank has developed policies and procedures to help identify potential risks to Peoples Bank and to gain a better understanding of how its customers are managing their own risks associated with the Year 2000 Problem.

     As of June 30, 1998, Year 2000 compliance costs have not been material. The Company currently anticipates that its Year 2000 expenditures will total approximately $350,000.

                      IMPACT OF NEW ACCOUNTING STANDARDS

     See Notes to the Unaudited Condensed Consolidated Financial Statements.

                 ACQUISITION OF ELMORE COUNTY BANCSHARES, INC.

     On December 11, 1997, the Company and Peoples Bank entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with Elmore County Bancshares, Inc. ("Elmore County") and The Bank of Tallassee, an Alabama commercial bank headquartered in Tallassee, Alabama which is a wholly owned subsidiary of Elmore County. Subject to the terms, conditions and procedures set forth therein, the Merger Agreement provided for the merger of Elmore County with and into the Company (the "Merger"), pursuant to which each outstanding share of Elmore County would be converted into 3.0893 shares of the Company's common stock, with cash paid in lieu of fractional shares.

     The Merger Agreement was considered and approved at separate special meetings of the Company's and Elmore County's shareholders held on July 30, 1998. The Merger was consummated on July 31, 1998, and accounted for as a pooling of interests. In connection with the Merger, 1,711,794 shares of the Company's common stock were issued to Elmore County shareholders.

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

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     Management currently is not aware of any material legal proceedings to which the Company or Peoples Bank is a party, or to which any of their property is subject, except as follows:

     Raymond Lee Moseley, Billy Drayton v. The Peoples Bank and Trust Company,
     -------------------------------------------------------------------------
et al., Circuit Court of Autauga County, Alabama, Civil Action No. CV-97-169-B.
------
This suit was served on Peoples Bank on August 4, 1997. The complaint alleges that Peoples Bank and co-defendant Mountain Life Insurance Co. fraudulently and otherwise unlawfully sold credit life insurance and accidental death insurance to the plaintiffs, and seeks compensatory and punitive damages in unspecified amounts. The causes of action specifically include breach of contract, fraud, fraudulent suppression and concealment, money had and received, conversion, conspiracy, and negligent and wanton hiring, training, and supervision. The complaint also seeks class action status for all persons who purchased credit life and accidental death insurance from the defendants under circumstances similar to those alleged in the complaint. Peoples Bank's insurance carriers are providing a defense under a reservation of rights. Peoples Bank denies the allegations of the complaint. No depositions or other significant discovery has taken place, except for the production of certain documents. Settlement discussions are ongoing. The case is not set for trial.

     Sara F. Lolley and Rita Carter v. The Peoples BancTrust Company, Inc., The
     --------------------------------------------------------------------------
Peoples Bank and Trust Company, et al., United States District Court for the
--------------------------------------
Middle District of Alabama, Northern Division, Civil Action No. CV-97-W-1775-N. This suit was served on Peoples Bank on January 9, 1998. The suit alleges violations of Title VII of the Civil Rights Act of 1964 and 28 U.S.C. (S) 1985, based on alleged sexual harassment by an officer of Peoples Bank. The complaint asserts several causes of actions related to the alleged sexual harassment, including hostile work environment, retaliation, and conspiracy to condone impermissible conduct and impede litigation. Punitive and compensatory damages, as well as other relief, are sought. The complaint joined Peoples Bank's directors and certain officers as defendants. These individual defendants were dismissed by an order of the Court on August 10, 1998. Plaintiffs admit in their complaint that after they complained to Peoples Bank about the alleged harassment, the harassment ended. The trial of this case is set for February 8, 1999.

     William L. Ammons, d/b/a Ammons Construction Company v. Peoples Bank &
     ----------------------------------------------------------------------
Trust Co., Circuit Court of Dallas County, Alabama, Case No. CV-95-295. This
---------
case was filed on October 18, 1995. The plaintiff, a contractor, was constructing a house for a customer of Peoples Bank who had borrowed construction monies for that purpose. The Peoples Bank customer sued the contractor, alleging that he failed to complete the construction. The contractor contends that Peoples Bank owes funds for the construction to him as a third party beneficiary. He further alleges misrepresentation by Peoples Bank and seeks unspecified compensatory and punitive damages. A jury trial is demanded. Peoples Bank denies the allegations of the complaint. The owner and contractor are in separate litigation over the same issues, and this case has been put on administrative hold pending the outcome of that case.

     While Peoples Bank denies liability in each case, the possibility of exposure to liability exists. To date, the plaintiffs in such lawsuits have not specified any alleged actual or compensatory damages. The level of potential exposure for compensatory damages increases if a plaintiff establishes at trial mental anguish or emotional distress from the actions complained of. Also, substantial punitive damages have been awarded in the State of Alabama in cases where relatively small amounts of actual damages have occurred, and jury verdicts within the State of Alabama have been unpredictable in this regard. Consequently, although the Company cannot estimate with certainty, at this time, the eventual outcome or potential exposure in the above cases, the Company does not currently anticipate that the ultimate liability arising from such proceedings will have a materially adverse effect on the Company's financial statements.

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits

              Exhibit 27 - Financial Data Schedule (SEC use only)

        (b)   Not applicable.

ITEM. 4  Submission of Matters to a Vote of Security Holders

     On April 14, 1998, the Company held its Annual Meeting of Shareholders at which the following matters were considered and voted on:

Proposal I -- Election of Directors

NOMINEES                                   FOR       WITHHELD
--------                                   ---       --------

Julius R. Brown                         3,167,723     2,927
Clyde B. Cox, Jr.                       3,169,654       996
Harry W. Gamble, Jr.                    3,169,654       996
Ted M. Henry                            3,169,654       996
Elam P. Holley, Jr.                     3,169,654       996
Edith Morthland Jones                   3,169,654       996
A. D. Lovelady                          3,169,654       996
Richard P. Morthland                    3,169,654       996
Thomas E. Newton                        3,169,654       996
David Y. Pearce                         3,169,654       996
C. Ernest Smith                         3,169,654       996
Julius E. Talton, Sr.                   3,169,654       996

     There were no abstentions or broker non-votes.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        The Peoples BancTrust Company, Inc.

Date: August 17, 1998                   /s/ Richard P. Morthland
                                        ----------------------------------------
                                        Richard P. Morthland
                                        Chairman and Chief Executive Officer

Date: August 17, 1998                   /s/ Andrew C. Bearden
                                        ----------------------------------------
                                        Andrew C. Bearden
                                        Executive Vice President and
                                         Chief Financial Officer


Date: August 17, 1998                   /s/ Virginia L. Sellers
                                        -----------------------
                                        Virginia L. Sellers
                                        Vice President and Treasurer
                                         (Principal Accounting Officer)