Form 10-Q
period 1998-09-30
PEOPLES BANCTRUST CO INC
filed 1998-11-16
CIK 762128

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                           -------------------------

(MARK ONE)

|X|      QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

         OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         Commission File Number:  O-13653



                      THE PEOPLES BANCTRUST COMPANY, INC.
                      -----------------------------------
            (Exact name of registrant as specified on its charter)

           Alabama                                   63-0896239
-------------------------------                  -----------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

310 Broad Street, Selma, Alabama                         36701
----------------------------------------             -------------
(Address of principal executive offices)               (Zip Code)

                                 (334) 875-1000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

       Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---
       As of the close of business on October 30, 1998, 5,148,138 shares of registrant's Common Stock, par value $.10 per share, were outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

              THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
               CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                               In Thousands
                                                             September 30, 1998        December 31, 1997
                                                          ------------------------    ----------------------
ASSETS:
Cash and due from banks                                        $     22,747                $    16,322
Federal funds sold and securities purchased under
   Agreements to resell                                               8,062                      9,477
                                                               ------------                -----------
Total cash and cash equivalents                                      30,809                     25,799

Securities available-for-sale                                       142,056                    107,009

Loans, net of unearned income                                       325,574                    305,733
Allowance for loan losses                                            (4,198)                    (3,445)
                                                               ------------                -----------
Net loans                                                           321,376                    302,288

Premises and equipment                                               10,227                      8,023
Intangibles                                                          10,118                        666
Other real estate, net                                                  548                        398
Other assets                                                         10,423                      9,644
                                                               ------------                -----------
   Total assets                                                $    525,557                $   453,827
                                                               ============                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Noninterest-bearing deposits                                   $     56,116                $    64,286
Interest-bearing deposits                                           381,801                    310,595
                                                               ------------                -----------
   Total deposits                                                   437,917                    374,881

Federal funds purchased and securities sold under
   Agreement to repurchase                                            6,741                     13,642
Other borrowed funds                                                 17,643                      8,797
Other liabilities                                                     7,189                      4,500
                                                               ------------                -----------
  Total liabilities                                                 469,490                    401,820

Common stock                                                            519                        519
Additional paid-in capital                                            6,286                      6,568
Treasury stock                                                         (637)                    (1,136)
Retained earnings                                                    48,843                     46,098
Accumulated other comprehensive income,
   Net of tax                                                         1,056                        (42)
                                                               ------------                -----------
  Total stockholders' equity                                         56,067                     52,007
                                                               ------------                -----------
  Total liabilities and stockholders' equity                   $    525,557                $   453,827
                                                               ============                ===========

See Notes to the Unaudited Condensed Consolidated Financial Statements

              THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                  In Thousands, except share and per share data
                                                                                   (Unaudited)
                                                                Three Months Ended             Nine Months Ended
                                                                  September 30,                  September 30,
                                                            -------------------------    ----------------------------
                                                               1998           1997           1998            1997
                                                               ----           ----           ----            ----
                                                                           (restated)                     (restated)
Interest and fees on loans                                  $   8,422     $   6,909      $  23,124        $  19,748
Interest and dividends on investment securities                 2,112         1,753          5,874            5,361
Other interest income                                             258           106          1,102              299
                                                            ---------     ---------      ---------        ---------
  Total interest income                                        10,972         8,768         30,100           25,408

Interest on deposits                                            4,297         3,503         12,335           10,286
Interest on borrowed funds                                        352           159            896              516
                                                            ---------     ---------      ---------        ---------
  Total interest expense                                        4,649         3,662         13,231           10,802
                                                            ---------     ---------      ---------        ---------
  Net interest income                                           6,143         5,106         16,869           14,606

Provision for loan losses                                         745           387          1,692            1,193
                                                            ---------     ---------      ---------        ---------
  Net interest income after provision for
    Loan losses                                                 5,398         4,719         15,177           13,413

Net securities gains                                              106            20            143               47
Other income                                                    1,675         1,456          4,521            3,995
Other expense                                                   5,112         3,976         13,917           11,277
                                                            ---------     ---------      ---------        ---------
  Income before income taxes                                    2,067         2,219          5,924            6,138

Provision for income taxes                                        636           621          1,871            1,828
                                                            ---------     ---------      ---------        ---------
  Net income                                                $   1,431     $   1,598      $   4,053        $   4,310
                                                            =========     =========      =========        =========

Basic weighted average number of
   Shares outstanding                                       5,147,790     5,099,182      5,139,778        5,099,182
Diluted weighted average number of shares
   Outstanding                                              5,165,135     5,137,910      5,162,342        5,128,333
Basic net income per share                                  $    0.28     $    0.31      $    0.79        $    0.85
                                                            =========     =========      =========        =========
Diluted net income per share                                $    0.28     $    0.31      $    0.79        $    0.84
                                                            =========     =========      =========        =========
Dividends per share                                         $    0.08     $    0.08      $    0.24        $    0.23
                                                            =========     =========      =========        =========


See Notes to the Unaudited Condensed Consolidated Financial Statements

              THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                                    In Thousands
                                                                                                    (Unaudited)
                                                                                 Three Months Ended              Nine Months Ended
                                                                                    September 30,                  September 30,
                                                                              ----------------------          ----------------------
                                                                                1998            1997            1998            1997
                                                                                ----            ----            ----            ----
Net income                                                                    $1,431          $1,598          $4,053          $4,310
Other comprehensive income, net of tax:
   Unrealized gains (losses) arising during period                               858             402             955               9
   Less:  reclassification adjustment for gains
     included in net income                                                      106              20             143              47
                                                                              ------          ------          ------          ------
Other comprehensive income                                                       964             422           1,098              56
Comprehensive income                                                          $2,395          $2,020          $5,151          $4,366
                                                                              ======          ======          ======          ======


  See Notes to the Unaudited Condensed Consolidated Financial Statements

               THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                               In Thousands
                                                                                                (Unaudited)
                                                                                       Nine Months Ended September 30,
                                                                                     -----------------------------------
                                                                                           1998               1997
                                                                                     ---------------    ----------------
                                                                                                          (restated)
Net cash provided  by operating activities                                               $ 27,823            $  7,006

Cash flows from investing activities
  Proceeds from sales of securities available for sale                                     29,010              13,942
  Proceeds from maturities and calls of securities
  available for sale                                                                       32,563              18,688
  Purchase of securities available for sale                                               (67,683)            (22,184)
  Net increase in loans                                                                    (3,478)            (13,959)
  Purchases of bank premises and equipment                                                 (1,420)             (1,269)
  Proceeds from sale of bank premises and equipment                                           248                 368
  Investment in low income housing projects                                                  (712)               (676)
  Investment in other real estate and equipment                                              (269)                  0
  Investment in Merchants & Planters (net)                                                (10,317)                  0
  Other                                                                                         0                 157
                                                                                         --------            --------

     Net cash used by investing activities                                                (22,058)             (4,933)

Cash flows from financing activities
  Net increase (decrease) in deposits                                                       6,885                (747)
  Net decrease in borrowed funds                                                           (6,485)               (864)
  Dividends paid                                                                           (1,373)             (1,056)
  Stock options exercised                                                                     218                   0
                                                                                         --------            --------

     Net cash used by financing activities                                                   (755)             (2,667)

Net increase (decrease) in cash and cash equivalents                                        5,010                (594)
Cash and cash equivalents at beginning of period                                           25,799              25,048
                                                                                         --------            --------
Cash and cash equivalents at September 30                                                $ 30,809            $ 24,454

Supplemental disclosure of clash information:
 Cash paid during the period for:
     Interest                                                                            $ 12,555            $ 10,441
     Taxes                                                                               $  1,558            $  1,672


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

Commitments and Contingencies:

         The Company and its subsidiaries are from time to time defendants in legal actions arising from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at September 30, 1998, will have a materially adverse effect on the Company's financial statements.

Comprehensive Income:

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes all changes in equity during a period, excluding investments by and distributions to stockholders. As a result of implementing SFAS 130, the Company recorded other comprehensive income (loss), net of income taxes, of $1,098,000 and $56,000 for the nine months ended September 30, 1998 and 1997, respectively. These amounts had previously been reported as a direct change in shareholders' equity and relate to the change in unrealized gains (losses) on securities available for sale.

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

Pensions and Other Postretirement Benefits:

         In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures About Pensions and Other Postretirement Benefits ("SFAS 132"). SFAS 132, effective for fiscal years beginning after December 15, 1997, standardizes the disclosure requirements for pensions and other postretirement benefits, eliminates certain disclosures, and requires additional information on changes in the benefit obligations and fair values of plan assets. Restatement of disclosures for previous periods is required. The Company had experienced no effect from SFAS 132 at September 30,1998

Derivatives and Hedging Activities:

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133, effective for all fiscal quarters of fiscal years beginning after June 15, 1999, establishes accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It also establishes the condition under which a derivative should be designated as hedging a specific type of exposure and requires the company to establish at the inception of the hedge the method and measurement approach used to assess its effectiveness.

         The Company does not believe the adoption of SFAS 133 will have a significant impact on its financial statements and disclosures.

Mortgage-Backed Securities

         In October 1998, the FASB issued statement of Financial Accounting Standards No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise ("SFAS 134"). SFAS 134 requires that after an intity tht is engaged in mortgage banking activities has securitized mortgage loans that are held for sale, it must classify the resulting retained mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. SFAS 134 conforms (1) the accounting for securities that have been retained after the securitization of mortgage loans by a mortgage banking enterprise with (2) the accounting for securities that have been retained after the securitization of other types of assets by a non-mortgage banking enterprise.

         The Company does not believe the adoption of SFAS 134 will have a significant impact on its financial statements and disclosures.

Business Combinations:

         On March 6, 1998, the Company completed its acquisition of Merchants & Planters Bancshares, Inc. ("M&P"). In the acquisition, shareholders of M&P received $949.38 in cash for each outstanding share of M&P common stock (total consideration of approximately $20,085,000). The combination was accounted for as a purchase, with the purchase price allocated as follows:

                                                                 (in thousands)
                                                                 --------------
         Cash and cash equivalents                                 $  9,768
         Securities available-for-sale                               29,258
         Loans, net                                                  27,703
         Premises and equipment                                       1,733
         Intangibles                                                  9,679
         Other assets                                                   632
         Deposits                                                   (56,151)
         Other borrowed funds                                          (606)
         Other liabilities                                           (1,931)
                                                                   --------
              Cash paid                                            $ 20,085
                                                                   ========

         The results of operations of M&P subsequent to the acquisition date are included in the Company's consolidated statements of income. The following pro forma information reflects the Company's consolidated results of operations as if the acquisition occurred at January 1, 1997:

                                          In Thousands, except per share data
                                            Nine Months Ended September 30,
                                   --------------------------------------------
                                            1998                     1997
                                            ----                     ----

Net interest income                    $  17,089               $    15,549
Net income                             $   3,896               $     4,272
Diluted earnings per share             $     .75               $       .83

         On July 31, 1998, Elmore County Bancshares, Inc. ("Elmore County"), headquartered in Tallassee, Alabama, was merged with and into the Company. Under terms of the merger, the Company issued 1,711,794 of the Company's common stock to Elmore County shareholders. Elmore county and it wholly-owned subsidiary, The Bank of Tallassee, had total assets of $91,023,000 as of July 31, 1998. This merger was accounted for as a pooling of interests and the financial statements have been restated accordingly. Separate results of the Company and Elmore County are presented below.

                              Three Months Ended      Three Months Ended       Nine Months Ended      Nine Months Ended
                              September 30, 1998      September 30, 1997      September 30, 1998     September 30, 1997
                              ------------------      ------------------      ------------------     ------------------
Net interest income
    The Company                   $5,963,000              $3,930,000              $13,889,000            $11,315,000
    Elmore County                   $207,000              $1,176,000               $2,980,000             $3,291,000
                                  ----------              ----------              -----------            -----------
As currently reported             $6,143,000              $5,106,000              $16,869,000            $14,606,000

Net income
    The Company                   $1,028,000              $1,067,000               $2,598,000             $3,015,000
    Elmore County                   $403,000                $531,000               $1,455,000             $1,295,000
                                    --------              ----------               ----------             ----------
As currently reported             $1,431,000              $1,598,000               $4,053,000             $4,310,000


Earning Per Share:

         The following table reflects the reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation for the quarter and nine months ended September 30, 1998 and 1997:

                                                                              1998
                                                 -------------------------------------------------------------
                                                            Basic                            Diluted
                                                    Q-T-D           Y-T-D            Q-T-D            Y-T-D
                                                    -----           -----            -----            -----
Net income                                       $  1,431         $  4,053        $   1,431       $   4,053
Average shares outstanding                          5,148            5,140            5,148           5,140
   Effect of dilutive securities options                                                 17              23
                                                                                  ---------       ---------
Diluted average shares outstanding                                                    5,165           5,162
Earnings per share:
   Net income                                    $   0.28         $   0.79        $    0.28       $    0.79


                                                                              1997
                                                 -------------------------------------------------------------
                                                            Basic                            Diluted
                                                    Q-T-D           Y-T-D            Q-T-D            Y-T-D
                                                    -----           -----            -----            -----

Net income                                       $  1,598         $  4,310        $   1,598       $   4,310
Average shares outstanding                          5,099            5,099            5,099           5,099
   Effect of dilutive securities options                                                 39              29
                                                                                  ---------       ---------
Diluted average shares outstanding                                                    5,138           5,128
Earnings per share:
   Net income                                    $   0.31         $   0.85        $    0.31       $    0.84

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                    GENERAL

         The following analysis focuses on the financial condition of the Company, and should be read in conjunction with the condensed consolidated financial statements included in this report.

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

         As discussed in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements, the Company completed its acquisition of M&P on March 6, 1998 and has included the operations and income of M&P in the income of the Company from the date of purchase.

         Additionally, the Company completed its merger with Elmore County Bancshares, Inc. ("Elmore County") on July 31, 1998. This merger was accounted for as a pooling of interests, and accordingly, all financial information herein has been restated.
                              FINANCIAL CONDITION

         Total consolidated assets of the Company and PB&T, totaled $525,557,000 at September 30, 1998, an increase of $71,730,000 from the December 31, 1997 total of $453,827,000. The acquisition of M&P increased total assets by $81,900,000, whereas total assets net of said acquisition fell by $10,170,000. The majority of this reduction resulted from a decrease in earning assets. Earning assets consist of net loans, investment securities available for sale and federal funds sold and securities purchased under agreement to resell. On September 30, 1998, earning assets totaled $471,494,000 as compared to $418,774,000 at December 31, 1997. Excluding the M&P purchase, the Company's earning assets declined $12,001,000. Significantly lower loan origination coupled with a reduction in short term investments, ws the main reason for this fall in earning assets.

Investments

         Total investments were $142,056,000 at September 30, 1998 as compared to $107,009,000 at December 31, 1997. Excluding M&P, the Company's securities portfolio increased $5,612,000.

         At December 31, 1997 and September 30, 1998, the entire investment portfolio was classified as "available for sale", resulting in the portfolio being marked-to-market. At December 31, 1997, the portfolio had a net unrealized loss of $42,000 as compared to a net unrealized gain of $1,056,000 at September 30, 1998. The investment portfolio of the Company is comprised almost entirely of investment grade bonds. Due to the conditions in global equity markets over the last quarter, the value of such investment instruments has risen significantly, resulting in the sharp increase for the Company in net unrealized gain on securities available-for-sale.

Short Term Investments

         Short term investments (primarily federal funds and securities purchased under agreements to resell) totaled $8,062,000 at September 30, 1998 as compared to $9,477,000 at December 31, 1997, an increase of $1,415,000. Net of M&P, short-term investments decreased by $9,000,000. Large fluctuations in these funds is not unusual, as the relationship between items being paid by the Company and those items for which the Company is due payment, is constantly changing. Management closely monitors these funds, seeking alternative uses for them.

Loans

         Loans, net of unearned income, totaled $325,574,000 at September 30, 1998, and $305,733,000 at December 31, 1997. Excluding M&P, this represents a reduction of $8,312,000. This decrease in loans was primarily due to lighter loan demand and the January 1998 repayment by customers of several, large short-term loans taken out at December 31, 1997.

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

         The Company's allowance for loan losses totaled $4,198,000 at September 30, 1998 as compared to $3,445,000 at December 31, 1997. The resulting ratios of allowance to total loans net of unearned interest were 1.29% and 1.13% as of September 30, 1998 and December 31, 1997, respectively. The acquisition of M&P caused an increase in the allowance for loan losses of $450,000. The amount of loans management had identified as requiring special attention due to potential weaknesses as of September 30, 1998 was $7,091,000. Standing at 2.18% of the total loan portfolio, management believes the level of classified loans to be acceptable. At September, 1998, classified loans were as follows: business loans totaled $3,577,000, agricultural loans totaled, $1,929,000, real estate loans totaled 849,000 and personal loans totaled.$736,000. Management monitors fluctuations of the loan portfolio in light of charge-offs and recoveries, as well as anticipated economic conditions.

Deposits

         At September 30, 1998, total deposits had increased $63,036,000 to $437,917,000 from their December 31, 1997 total. Of this increase, $56,151,000 was realized in the acquisition of M&P, with the deposits of the Company having increased $6,885,000. At September 30, 1998, interest-bearing deposits totaled $381,801,000 with non-interest-bearing deposits totaling $56,116,000.

Liquidity

         In order to maintain required liquidity levels, the Company has periodic needs for short-term borrowings. At September 30, 1998, short-term borrowings in the form of federal funds purchased totaled $6,741,000, as compared to $13,642,000 at December 31, 1997. The fall in these short-term borrowings, was primarily due to higher deposit levels and decreased loan volume. Other borrowed funds increased $8,846,000 to $17,643,000 during the period. This increase represents borrowings by the Company to fund several large commercial loans made during 1998. One commonly used measure of liquidity is the loan to deposit ratio. Expressed as a percent, this ratio illustrates that portion of the deposit base represented by loans net of unearned income. At September 30, 1998 the loan to deposit ratio of the Company was 74%.

Stockholders' Equity

         Total stockholders' equity at September 30, 1998 was $56,067,000 compared to $52,007,000 at December 31, 1997. The $4,060,000 increase was primarily attributable to year-to-date earnings of $4,053,000 combined with an increase in unrealized gain on available for sale securities in the amount of $1,098,000 and a reduction of $1,373,000 for common stock dividends.

         Risk-based capital regulations require all bank holding companies and banks to achieve and maintain a minimum total capital to risk-weighted assets ratio of 8.00%, at least half of which must be in the form of Tier 1 capital (consisting of stockholders' equity less goodwill). The following table indicates the Company's Tier 1 capital ratio and total capital ratio at September 30, 1998 were 12.91% and 14.08%, respectively. The Company maintained, at September 30, 1998, a leverage ratio of Tier 1 capital to total assets of 9.61% compared to the minimum regulatory standard of 4.00% required of the strongest companies and banks. In addition, the table indicates that the ratios of the Company's subsidiary bank also well exceed the minimum requirements of the regulation.

                                                       Risk-Based Capital Ratios & Leverage Ratios
                                                                 As of September 30, 1998
                                                -----------------------------------------------------------
                                                                   Dollars in Thousands
RISK-BASED CAPITAL RATIOS
-------------------------
                                                        The Company                        Bank
                                                ----------------------------     --------------------------
Tier 1 Capital                                  $    44,897        12.91%        $    44,823       13.08%
Tier 1 Capital - Minimum Required                    13,911         4.00%             13,703        4.00%
                                                -----------      --------        -----------   ----------
Excess                                          $    30,986         8.91%        $    31,120        9.08%

Total Capital                                   $    48,970        14.08%        $    49,021       10.18%
Total Capital - Minimum Required                     27,823         8.00%             27,406        8.00%
                                                -----------      --------        -----------   ----------
Excess                                          $    21,147         6.08%        $    21,615        2.18%

Net risk-weighted assets                        $   347,783                      $   342,577

LEVERAGE RATIOS
---------------
Total Tier 1 Capital                            $    44,897         9.61%        $    44,823        9.59%
Minimum Leverage Requirement                         18,695         4.00%             18,697        4.00%
                                                -----------      --------        -----------   ----------
Excess                                          $    26,202         5.61%        $    26,126        5.59%

Average Total Assets,
      Net of all intangibles                    $   467,374                      $   467,434

                             RESULTS OF OPERATIONS

Three Months Ended September 30, 1998, Compared to Three Months Ended September 30, 1997

         The Company's profitability, like that of many financial institutions, is dependent to a large extent upon its net interest income. Simply stated, net interest income is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest bearing liabilities, such as deposits and borrowings.

         Interest income for the third quarter of 1998 (the "1998 Quarter") was $10,792,000 compared to $8,768,000 for the same quarter of 1997 (the "1997 Quarter"). The increase of $2,024,000 was due primarily to interest earned on loans and investments purchased in the M&P acquisition.

         Interest income on investments totaled $2,112,000 for the 1998 Quarter compared to $1,753,000 for the 1997 Quarter. This increase was due entirely to higher volume, mainly from the M&P acquisition, as the yield on these securities has declined since September 30, 1997.

         Interest earned on the Company's loan portfolio totaled $8,422,000 for the 1998 Quarter, as compared to $6,909,000 for the 1997 Quarter. While the yield on the loan portfolio has risen slightly, this increase of $1,513,000 was mainly due to increased loan volume attributable to the M&P purchase.

         The amount of interest paid on deposits during the 1998 Quarter totaled $4,297,000. This represents an increase of $794,000 over the 1997 Quarter, when interest paid on deposits totaled $3,503,000. As the rate of interest paid on these deposits was slightly lower in the 1998 Quarter, the increased cost was due entirely to higher volumes of interest bearing deposits, again attributable to M&P.

         Non-interest income for the 1998 Quarter totaled $1,675,000 as compared to $1,456,000 for the 1997 Quarter. The M&P acquisition accounted for the majority of the $88,000 increase in this category.

         Non-interest expenses increased $1,136,000 to $5,112,000 for the 1998 Quarter from $3,976,000 for the 1997 Quarter. Expenses associated with opening two new branches in the 1998 Quarter, along with non-recrruing merger related expenses of approximately $341,000 accounted for the majority of the increase. Also contributing to this increase were additional operating expenses associated with the M&P acquisition.

         Income before taxes for the 1998 Quarter was $2,067,000, compared to $2,219,000 for the 1997 Quarter. Net income after tax for the 1998 Quarter totaled $1,431,000, a decrease of $167,000 from the 1997 Quarter total of $1,598,000. Additional expenses associated with the M&P acquisition, include intangible asset amortization, along with professional fees and other non-recurring charges related to the Elmore County acquisition, accounted for the majority of the decrease in earnings for the 1998 Quarter. Earnings per share for the 1998 Quarter were $.28, compared to $.31 for the 1997 Quarter.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

         Interest income for the nine months ended September 30, 1998 totaled $30,100,000, an increase of $4,692,000 from its September 30, 1997 level of $25,408,000. Interest earned on loans and investments purchased with M&P contributed greatly to the increase.

         Interest income on the Company's investment securities portfolio for the nine months ended September 30, 1998 totaled $5,874,000, or an average annual yield of 5.92%. For the nine months ended September 30, 1997, income from investment securities totaled $5,361,000, or a 6.16% average annual yield. Upon acquisition, a substantial portion of the M&P investment portfolio was liquidated. The remaining M&P investment portfolio was combined with the Company's investments, and primarily accounted for the increase in investment income.

         Interest income on the Company's loans totaled $23,124,000 for the nine months ended September 30, 1998. For the same period 1997, interest income on loans totaled $19,748,000. Average volume of loans for the nine months ended September 30, 1998 was $310,309,000, yielding a 9.94% return. For the same period 1997, the average volume of loans was $267,694,000, earning a yield of 9.84%. This increase in interest income on loans was the result of both increased loan volume, resulting from the M&P acquisition, and a slightly higher rate of return on the total portfolio.

         Interest expense on interest-bearing deposits for the nine months ended September 30, 1998 totaled $12,335,000, or an average cost for deposits equal to 4.52%. For the same period 1997, interest expense on deposits totaled $10,286,000, or an average cost equal to 4.58%. The average balances of interest-bearing deposits for the nine months ended September 30, 1998 and 1997 were $363,728,000 and $299,797,000 respectively. Increased interest-bearing deposit volume as a result of the M&P acquisition accounts for the $2,049,000 increase in interest expense on deposits, as the rate paid for these deposits declined slightly from 1997 to 1998.

         The resulting net interest income of the Company for the nine months ended September 30, 1998 totaled $16,869,000, an increase of $2,263,000 over net interest income for the same period 1997 of $14,606,000.

         Provision for loan losses for the nine months ended September 30, 1998 totaled $1,692,000 as compared to $1,193,000 for the 1997 Quarter. The increase in these charges is the result of holding more loans in 1998 than in

1997, increasing the amount of loans ultimately charged off. These are charges made against net interest income, and applied to the allowance for loan losses. See"--Financial Condition--Allowance for Loan Losses" above.

         During the nine months ended September 30, 1998, non-interest income totaled $4,521,000 as compared to $3,995,000 for the same period 1997. Non-interest income realized as a result of the M&P acquisition accounted for a major portion of the $526,000 increase in this category. Expansion of the Company's fee structure and marketing efforts are other factors contributing to the increase in non-interest income.

         At September 30, 1998 non-interest expense for the nine months then ended totaled $13,917,000 as compared to $11,277,000 for the 1997 Quarter. A significant portion of this $2,640,000 increase over 1997 was attributable to non-recurring expenses associated with the acquisition of M&P and the merger with Elmore County, including professional fees, overtime salaries for operations personnel and a salary continuation buyout. The amortization of intangible assets acquired in the M&P purchase, along with the added expense of administering the new facilities and staffing them, also contributed to the increase in the non-interest expense category. Other contributing factors included expenses associated with building repair and refurbishment and the opening of two new offices.

         For the nine months ended September 30, 1998, income before taxes totaled $5,924,000 compared to $6,138,000 for the 1997 Quarter. The income tax provision for the nine months ended September 30,1998 totaled $1,871,000, compared to $1,828,000 for the same period 1997. The resulting net income at September 30, 1998 for the nine months then ended totaled $4,053,000 compared to $4,310,000 for the 1997 Quarter.

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

         Management has implemented a Company-wide initiative for preparing its systems, applications and equipment for functioning in the year 2000 and beyond. Most phases of the year 2000 project are substantially complete.

         The Company continues to monitor efforts to ready internal systems, to correct the Year 2000 Problem. Highest priority has been assigned to those systems determined to be critical to the ongoing operation of the Company. Programming changes and listing of critical systems, affiliates and equipment are currently scheduled to be complete by December 31, 1998.

         The Company has modified its credit risk assessment to include consideration of incremental risk that may be faced by the inability of customers to address the Year 2000 Problem. The Company has developed policies and procedures to help identify potential customer related risks to the Company, and to gain a better understanding of how its customers are managing their own risks associated with the Year 2000 Problem. Additionally, the Company has implemented a process for assessing the readiness of its major vendors and affiliates.

         Although the Company believes it will be fully compliant, the risk of system failures cannot be eliminated. Also, the Company cannot guarantee the performance of third parties as to which it has material relationships. The Company has not assessed a worst case scenario resulting from the Year 2000 issue, but will do so by December 31, 1998. The Company will review the implications of this worst case scenario in light of the current plan of action. This review will cover all areas necessary to maintain the Company's operational capacity after January 1, 2000, to include customers, suppliers and business partners.

         As part of the plan, an oversight committee has been set up to monitor vendor Year 2000 compliance, and identify systems and equipment crucial to the Company's operations. This committee consists of upper management and mission critical personnel, and reports to the operations committee of the board of directors. These systems are being tested to assure they will be able to handle the Year 2000 event, thus minimizing risk to the Company.

         As of September 30, 1998, the Company had incurred approximately $51,000 in direct compliance costs associated with the Year 2000 Problem. The Company estimates that $350,000 will be the total direct compliance costs through the Year 2000. The Company does not separately track internal costs incurred for year 2000 compliance; such costs are primarily related to payroll expenditures. Funding for such costs has been, and will continue to be derived from normal operating cash flow.

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

ITEM. 4  Submission of Matters to a Vote of Security Holders

         On July 30, 1998 the Company held a Special Meeting of Shareholders to consider and act upon the approval of the Agreement and Plan of Merger and Reorganization dated as of December 11, 1997, by and among the Company, PB&T, Elmore County, and The Bank of Tallassee and the transaction contemplated thereby, including the merger of Elmore County with and into the Company, pursuant to which each outstanding share of Elmore County common stock would by converted into 3.0893 shares of common stock of the Company, with cash paid in lieu of fractional shares.

                  For                Against                   Abstain
                  ---                -------                   -------
               2,813,880              7,195                     1,157

         There were no broker non-votes.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Management currently is not aware of any material legal proceedings to which the Company or Peoples Bank is a party, or to which any of their property is subject, except as follows:

         Raymond Lee Moseley, Billy Drayton v. The Peoples Bank and Trust
         ----------------------------------------------------------------
Company, et al., Circuit Court of Autauga County, Alabama, Civil Action No.
----------------
CV-97-169-B. This suit has been settled among the parties on a class action basis, subject to final approval of the court. On November 9, 1998, an order was entered granting preliminary approval of the class action settlement, approving a class action notice, and setting a schedule for consideration of the proposed settlement at a fairness hearing scheduled for February 5, 1999. Management believes that it has adequately reserved in the financial statements its ultimate liability to result from the proposed settlement.

         Sara F. Lolley and Rita Carter v. The Peoples BancTrust Company, Inc.,
         ----------------------------------------------------------------------
The Peoples BancTrust Company, et al., United States District Court for the
--------------------------------------
Middle District of Alabama, Northern Division, Civil Action No. CV-97-W-1775-N. This suit has been settled, and the case dismissed by order of the court dated October 27, 1998. The terms of the settlement are confidential, and do not exceed the amount reserved by management for the suit.

         William L. Ammons, d/b/a Ammons Construction Company v. Peoples Bank &
         ----------------------------------------------------------------------
Trust Co., Circuit Court of Dallas County, Alabama, Case No. CV-95-295. This
----------
case was filed on October 18, 1995. The plaintiff, a contractor, was constructing a house for a customer of Peoples Bank who had borrowed construction monies for that purpose. The Peoples Bank customer sued the contractor, alleging that he failed to complete the construction. The contractor contends that Peoples Bank owes funds for the construction to him as a third party beneficiary. He further alleges misrepresentation by Peoples Bank and seeks unspecified compensatory and punitive damages. A jury trial is demanded. Peoples Bank denies the allegations of the complaint. The owner and contractor are in separate litigation over the same issues, and this case has been put on administrative hold pending the outcome of that case.

Item 5.   Other Information

         Effective June 29. 1998, the Securities and Exchange Commission adopted an amendment to Rule 14a-4 under the Securities Exchange Act of 1934. As amended, Rule 14a-4(c)(1) relates to the Company's use of its discretionary proxy voting authority with respect to a shareholder proposal which the shareholder has not sought to include in the Company's proxy statement. If the proponent of the proposal fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the meeting, without any discussion of the matter in the proxy statement.

         With respect to the Company's 1999 Annual Meeting of Shareholders, if the Company is not provided notice of a shareholder proposal, which the shareholder has not proviously sought to include in the Company's proxy statement, by February 3, 1999, management proxies will be allowed to use their discretionary authority as outlined above.


Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits
                Exhibit 27 - Financial Data Schedule (SEC use only)

         (b) Current Report on form 8-K dated July 31, 1998, reporting under items 2 and 7 the acquisition of Elmore County by The Company.

         (c) Current Report on form 8-K dated September 15, 1998, reporting combined financial results of The Company and Elmore County for eight months ended August 31, 1998.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       The Peoples BancTrust Company, Inc.


Date:  November 16, 1998               /s/ Richard P. Morthland
                                       -----------------------------------------
                                       Richard P. Morthland
                                       Chairman and Chief Executive Officer


Date:  November 16, 1998               /s/ Andrew C. Bearden
                                       -----------------------------------------
                                       Andrew C. Bearden
                                       Executive Vice President and
                                        Chief Financial Officer


Date:  November 16, 1998               /s/ Virginia L. Sellers
                                       -----------------------------------------
                                       Virginia L. Sellers
                                       Vice President and Treasurer
                                        (Principal Accounting Officer)