Form 10-K
period 1998-12-31
PEOPLES BANCTRUST CO INC
filed 1999-04-14
CIK 762128

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES  X   NO_________
                                         -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The registrant's voting stock is traded on the NASDAQ SmallCap Market. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price ($18.50 per share) at which the stock was sold on March 30, 1999, was approximately $57,832,036. For purposes of this calculation, the term "affiliate" refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant's Common Stock.

As of the close of business on March 31, 1999, 5,148,138 shares of the registrant's Common Stock were outstanding.

                      Documents Incorporated By Reference
Part II:
Annual Report to Stockholders for the year ended December 31, 1998.

Part III:
Portions of the definitive proxy statement for the Annual Meeting of the Shareholders to be held on April 13, 1999.

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

ACQUISITIONS

          On March 6, 1998, BancTrust consummated the acquisition of Merchants & Planters Bancshares, Inc. ("Bancshares"), the parent company of Merchants & Planters Bank, an Alabama commercial bank based in Montevallo, Alabama ("Merchants Bank"). BancTrust paid $20,085,000 in cash for the outstanding shares of common stock of Bancshares. The acquisition was accounted for as a purchase. The results of operations of Bancshares subsequent to the acquisition date are included in the Company's consolidated results of operations.

          On July 31, 1998, Elmore County Bancshares, Inc. ("Elmore County"), the holding company for The Bank of Tallassee, headquartered in Tallassee, Alabama, was merged with and into the Company. Under the terms of the merger, the Company issued 1,711,794 shares of Common Stock to Elmore County shareholders. As of July 31, 1998, Elmore County's total consolidated assets were $91,023,000. The acquisition was accounted for as a pooling of interests and the consolidated financial statements of the Company have been restated accordingly.

LENDING ACTIVITIES

          Loan Composition. The following table sets forth a five-year
          ----------------
comparison of major categories of BancTrust's loans.

                                                                            At December 31,
                                                  ------------------------------------------------------------------------
                                                   1998            1997            1996            1995            1994
                                                   ----            ----            ----            ----            ----
                                                                              (In thousands)
Commercial and industrial.................        $116,783        $103,090        $ 91,808        $ 70,950        $ 56,201
Real estate - mortgage(1).................         120,918         106,222          88,090          73,415          66,079
Personal..................................         110,306          89,807          86,491          87,295          79,992
Overdrafts and credit line................          10,786           7,367           5,261           5,158           4,500
                                                  --------        --------        --------        --------        --------
 Total loans..............................        $358,793        $306,486        $271,650        $236,818        $206,772
                                                  ========        ========        ========        ========        ========
Less:
 Unearned discount........................        $  2,154        $    753        $  2,349        $  6,389        $  7,624
 Allowance for loan losses................           4,291           3,446           3,173           2,687           2,722
                                                  --------        --------        --------        --------        --------
  Total loans, net........................        $352,348        $302,287        $266,128        $227,742        $196,426
                                                  ========        ========        ========        ========        ========

__________________
(1)  Includes real estate-construction loans.

          The above loans include agricultural loans totaling approximately $21.9 million, $17.1 million, $16.6 million, $15.8 million and $13.7 million at December 31, 1998, 1997, 1996, 1995 and 1994, respectively. Such agricultural loans do not include other business or personal loans the proceeds of which were used for non-agricultural purposes, with the primary source of repayment being a farm commodity (e.g., timber). See Note 6 of Notes to Consolidated Financial Statements in BancTrust's Annual Report to Stockholders for the year ended December 31, 1998, which is incorporated herein by reference.

          Loan Maturities.  The following table reflects at December 31, 1998
          ---------------
the dollar amount of loans maturing or subject to rate adjustment based on their contractual terms to maturity. Loans with fixed rates are reflected based upon the contractual repayment schedule while loans with variable interest rates are reflected based upon the contractual repayment schedule up to the contractual rate adjustment date. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity are reported as due within three months.

                                      0-3 Months  4-12 Months  One-Five Years  After Five Years    Total
                                      ----------  -----------  --------------  ----------------  ---------
                                                                 (In thousands)
Commercial and industrial...........    $ 67,384      $17,481        $ 30,325           $ 1,593   $116,783
Real estate-mortgage (1)............      28,863       19,406          49,131            23,519    120,918
Personal, overdrafts and
 credit lines.......................      20,121       23,901          67,645             9,425    121,092
                                        --------      -------        --------           -------   --------
                                        $116,368      $60,788        $147,100           $34,537   $358,793
                                        ========      =======        ========           =======   ========

Loans with fixed interest rates.....    $ 66,298      $32,300        $126,965           $11,133   $201,783
Loans with variable interest rates..      50,070       28,488          20,135            23,404    157,010
                                        --------      -------        --------           -------   --------
                                        $116,368      $60,788        $147,100           $34,537   $358,793
                                        ========      =======        ========           =======   ========

(1) Includes real estate-construction loans of $14.7 million, all of which mature within one year.

          Note 6 of Notes to Consolidated Financial Statements in BancTrust's Annual Report to Stockholders for the year ended December 31, 1998 (Exhibit No.
13) is incorporated herein by reference.

          Commercial and Industrial Loans.  BancTrust's primary lending activity
          -------------------------------
consists of the origination of commercial and industrial loans. Such loans are generally originated in BancTrust's primary lending area. BancTrust's commercial and industrial loans are made for a variety of business purposes, including working capital, inventory and equipment and capital expansion. At December 31, 1998, commercial and industrial loans outstanding totaled $116.8 million, or 32.55% of BancTrust's total net loan portfolio. The terms for commercial and industrial loans are generally less than one year. Commercial and industrial loan applications must be supported by current financial information on the borrower and, where appropriate, by adequate collateral. Approval of the loans is subject to the borrower qualifying for the loan under BancTrust's underwriting standards. These types of loans are generally considered to be a higher credit risk than other loans originated by BancTrust.

          Real Estate Mortgage Loans.  BancTrust also originates one-to-four
          --------------------------
family, owner-occupied residential mortgage loans secured by property located in BancTrust's primary market area. The majority of BancTrust's residential mortgage loans consist of loans secured by owner-occupied, single-family residences. At December 31, 1998, BancTrust had $120.9 million, or 33.70% of its total net loan portfolio, in real estate mortgage loans.

          Personal Loans.  At December 31, 1998, BancTrust's personal loan
          --------------
portfolio totaled $110.3 million, or 30.74% of BancTrust's total net loan portfolio. BancTrust's personal loan portfolio is comprised of automobile loans (including automobile loans requested by dealers), home improvement loans, unsecured personal notes, mobile home loans, boat loans, credit card loans, and loans secured by savings deposits. Although personal loans tend to have a higher risk of default than other loans, management believes that its loan loss experience with its personal loan portfolio is favorable. However, the performance of such loans will be affected by the local economy.

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

          Nonaccrual, Past Due, Restructured and Potential Problem Loans.
          --------------------------------------------------------------
BancTrust classifies its problem loans into four categories: non-accrual loans, past-due loans, restructured loans, and potential problem loans. At December 31, 1998, there were no material amounts of potential problem loans which were not included in the other three categories of problem loans.

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

                                                                          At December 31,
                                                           ------------------------------------------
                                                            1998     1997     1996     1995     1994
                                                            ----     ----     ----     ----     ----
                                                                          (In thousands)
Loans accounted for on a nonaccrual basis................   $3,888   $1,733   $2,048   $1,651   $1,432
Accruing loans which are contractually past due 90 days
 or more as to interest or principal payments............       --       --       --       --       --
Accruing loans, the terms of which have been
 restructured to provide a reduction or deferral of
 interest or principal because of a deterioration in the
 financial position of the borrower......................      187       69      294      301      275
The gross interest income that would have been
 recorded in the period then ended if the nonaccrual
 and restructured loans had been current in accordance
 with their original terms and had been outstanding
 through the period or since origination, if  held for
 part of the period......................................      162       57       77      105       76
The amount of interest income on nonaccrual and
 restructured loans that was included in net income for
 the period..............................................       58       26       27       40       22

          Management of BancTrust has identified certain loans totaling approximately $9.1 million at December 31, 1998 (including loans identified in the above table) which it has determined require special attention due to potential weaknesses. The largest five loans aggregated approximately $3.5 million and ranged in size from $574,572 to $799,105. It is management's opinion that the allowance for loan losses (see below) is adequate to absorb potential losses related to such loans. Aggressive efforts continue to reduce principal, secure additional collateral and improve the overall payment status of these loans.

          The following table sets forth BancTrust's potential problem loans at December 31, 1998 by loan category and the amount and type of collateral securing such loans.

                    Loan Category/Collateral                           Amount
                                                                       ------
                                                                  (In thousands)
                    Commercial and Industrial:
                     Collateralized by Real Estate................    $3,773
                     Collateralized by Other (1)..................     2,415
                     Unsecured....................................       521
                                                                      ------
                     Total Commercial and Industrial..............     6,709
                                                                      ------

                    Real Estate-Mortgage
                    Personal:
                     Collateralized by Real Estate................     2,168
                     Collateralized by Other......................       209
                     Unsecured....................................        --
                                                                      ------
                     Total Real Estate-Mortgage...................     2,377
                                                                      ------
                         Total....................................    $9,086
                                                                      ======

_________________
(1) Includes approximately $1.9 million of loans collateralized by accounts receivable, inventory, furniture and fixtures and automobile dealer floor plans.

          Loan Loss Experience.  Notes 1 and 6 of Notes to Consolidated
          --------------------
Financial Statements contained in BancTrust's Annual Report to Stockholders for the year ended December 31, 1998 (Exhibit No. 13) are incorporated herein by reference.

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

          The following is a summary of activity in the allowance for loan losses for the periods:

                                                                       Year Ended December 31,
                                            --------------------------------------------------------------------
                                                1998          1997          1996          1995          1994
                                                ----          ----          ----          ----          ----
Balance at beginning of year..............  $ 3,445,539   $ 3,173,350   $ 2,700,982    $2,721,578    $2,886,807

Charge-offs:
 Commercial and industrial................    1,621,624       345,871       389,700       454,115       387,455
 Real estate-mortgage (1).................       18,887        66,231        39,907        20,300        34,256
 Personal.................................    1,738,791     1,974,978     1,892,439     1,355,805     1,086,959
 Overdraft and credit line................       68,083        29,919        56,826        14,226        22,302
                                            -----------   -----------   -----------    ----------    ----------
  Total charge-offs.......................    3,447,385     2,416,999     2,378,872     1,844,446     1,530,972

Recoveries:
 Commercial and industrial................      523,623        70,831        64,270        86,359       176,259
 Real estate-mortgage.....................       96,345        38,182        45,285        20,763        21,747
 Personal.................................      737,718       702,026       621,770       785,156       634,000
 Overdraft and credit line................        6,669        11,388         5,725         1,571         4,737
                                            -----------   -----------   -----------    ----------    ----------
  Total recoveries........................    1,364,355       822,427       737,050       893,849       836,743

Net charge-offs...........................   (2,083,030)   (1,594,572)   (1,641,822)     (964,688)     (694,229)
Additions charged to operations...........    2,335,699     1,866,761     2,114,190       930,001       529,000
Addition due to acquisition...............      592,937            --            --            --            --
                                            -----------   -----------   -----------    ----------    ----------
Balance at end of year....................  $ 4,291,135   $ 3,445,539   $ 3,173,350    $2,700,982    $2,721,578
                                            ===========   ===========   ===========    ==========    ==========

Ratio of net charge-offs to average loans
 outstanding, net of unearned
 discounts, during the period.............          .67%          .59%          .69%          .45%          .39%
                                            ===========   ===========   ===========    ==========    ==========

____________
(1) Includes real estate-construction loans.

          The following table presents an allocation of BancTrust's allowance for loan losses at the dates indicated:

                                                                     At December 31,
                                ---------------------------------------------------------------------------------------
                                           1998                          1997                           1996
                                -------------------------     -------------------------     ---------------------------
                                                                 (Dollars in thousands)
                                          %      Amount               %         Amount              %          Amount
                                         --      ------               --        ------              --         ------
Commercial and industrial.......          28%      $1,201             33%        $1,138             26%        $  817
Real estate-mortgage (1)........           5%         215             16%           552             17%           553
Personal........................          65%       2,789             50%         1,724             55%         1,752
Overdraft and credit line.......           2%          86              1%            32              2%            51
                                         ---       ------            ---         ------            ---         ------
 Total allowance................         100%      $4,291            100%        $3,446            100%        $3,173
                                         ===       ======            ===         ======            ===         ======

                                                        At December 31,
                                        -----------------------------------------------
                                                1995                      1994
                                        ------------------         --------------------
                                                     (Dollars in thousands)
                                            %      Amount            %          Amount
                                           --      ------            --         ------
Commercial and industrial.......          34%      $  924             35%        $  959
Real estate-mortgage (1)........          23%         614             22%           589
Personal........................          41%       1,103             41%         1,130
Overdraft and credit line.......           2%          45              2%            45
                                         ---       ------            ---         ------
 Total allowance................         100%      $2,687            100%        $2,722
                                         ---       ======            ===         ======

(1)   Includes real estate-construction loans.

INVESTMENT ACTIVITIES

          Securities by Category.  Investments are classified as either held-to-
          ----------------------
maturity, trading or available-for-sale securities. See Note 1 of Notes to Consolidated Financial Statements. There were no securities classified as held-to-maturity or trading at December 31, 1998, 1997 and 1996. The following table sets forth the amount of securities available-for-sale by major categories held by BancTrust at December 31, 1998, 1997 and 1996.

                                                                              At December 31,
                                                                   -------------------------------------
                                                                    1998            1997           1996
                                                                    ----            ----           ----
Securities Available for Sale                                                  (In thousands)
-----------------------------
U.S. Treasury, U.S. Agencies and corporations..............        $102,781        $ 72,193       $ 79,448
Obligations of states and political subdivisions...........           4,582          12,885         12,553
Corporate and other securities.............................          30,208          22,414         31,827
                                                                   --------        --------       --------
                                                                   $137,571        $107,492       $123,828
                                                                   ========        ========       ========

          Corporate and other securities as of December 31, 1998, were comprised of the following:

                                                                         Securities Available
                                                                              For Sale
                                                                        -----------------------
                                                                             (In thousands)
                    Corporate notes.................................           $ 1,116
                    Collateralized mortgage obligations.............            13,307
                    Mortgage backed securities......................             9,851
                    Mutual funds....................................             1,952
                    Common stock....................................             3,982
                                                                               $30,208
                                                                               =======

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

          For information regarding the amortized cost and approximate market value of securities at December 31, 1998, 1997 and 1996, see Note 5 of Notes to Consolidated Financial Statements contained in BancTrust's Annual Report to Stockholders for the year ended December 31, 1998 (Exhibit No. 13) which is incorporated herein by reference.

     Maturity Distributions of Securities.  The following table sets forth the
     ------------------------------------
     distributions of maturities of securities at amortized cost as of December 31, 1998.

                                                          Maturity (in years)
                                 ------------------------------------------------------------------
                                                                                                      No Specific
                                   0-3 Months   4-12 Months   Over 1 to 5   Over 5 to 10    Over 10     Due Date
                                   -----------  ------------  ------------  -------------  ---------  -----------
                                                                 (Dollars in thousands)
U.S. Treasury, U.S. agencies and
 corporations....................      $1,785        $7,973       $67,819        $ 7,012   $  --         $   --
Obligations of states and
 political subdivisions..........          --            83         1,940          1,776         57          --
Corporate and other securities...       1,245           605         2,503         11,207     28,322       4,291
                                       ------        ------       -------        -------    -------      ------
Total............................      $3,030        $8,661       $72,262        $19,995    $28,378      $4,291
                                       ======        ======       =======        =======    =======      ======
Weighted average yield (%)(1)....        5.65%         6.52%         5.91%          5.88%      5.63%       8.40%
                                       ======        ======       =======        =======    =======      ======

(1) Yields on tax-exempt obligations have been computed on a tax-equivalent basis using an incremental rate of 34%.

          Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For information regarding the amortized cost and approximate market value of securities at December 31, 1998, by contractual maturity, see Note 5 of Notes to Consolidated Financial Statements contained in BancTrust's Annual Report to Stockholders for the year ended December 31, 1998 (Exhibit No. 13) which is incorporated herein by reference.

DEPOSITS

          Deposits are the primary source of funds for BancTrust. BancTrust's deposits consist of checking accounts, regular savings deposits, NOW accounts, Money Market Accounts, market rate Certificates of Deposit and Jumbo Certificates of Deposit. Deposits are attracted from individuals, partnerships and corporations in BancTrust's market area. In addition, BancTrust obtains deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions. BancTrust does not accept brokered deposits. As of December 31, 1998, BancTrust's total deposits were $460.8 million.

          The following table indicates the amount of BancTrust's certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of December 31, 1998.

                                                           Certificates of            Other Time
Maturity Period                                                Deposit                 Deposits
---------------                                            ---------------           -------------
                                                                        (In thousands)
Three months or less................................            $ 42,306                $86,807
Over three through six months.......................              34,009                  1,994
Over six through twelve months......................              34,689                  2,033
Over twelve months..................................              36,712                  2,152
                                                                --------                -------
 Total..............................................            $147,716                $92,986
                                                                ========                =======

     The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated.

                                                            Year Ended December 31,

                                              1998                   1997                   1996
                                       ------------------------------------------------------------------
                                        Average   Average      Average   Average      Average   Average
                                       Deposits     Rate      Deposits     Rate      Deposits     Rate
                                       ---------  --------    ---------  --------    ---------  --------
                                                             (Dollars in thousands)
Non-interest bearing demand
 deposits............................   $ 64,735       --%     $ 59,389       --%     $ 55,665       --%
Interest bearing demand deposits.....     96,687     2.88%       80,605     3.47%       79,525     3.50%
Savings deposits.....................     44,281     3.00%       35,769     2.86%       37,092     2.85%
Time deposits........................    228,347     5.43%      184,890     5.44%      173,972     5.49%
                                        --------               --------               --------
 Total deposits......................   $434,050     3.80%     $360,653     3.85%     $346,254     3.87%
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

EMPLOYEES

     As of December 31, 1998, BancTrust employed 314 persons, including executive officers, loan officers, bookkeepers, tellers and others. None of BancTrust's employees are presently represented by a union or covered under a collective bargaining agreement. Management of BancTrust considers that their employee relations are excellent.

RETURN ON EQUITY AND ASSETS

     The following table shows the percentage return on equity and assets of BancTrust for the years ended December 31, 1998, 1997 and 1996.

                                                                Year Ended December 31,
                                                 ---------------------------------------------------
                                                         1998             1997*            1996*
                                                   ----------------  ----------------  --------------
Return on assets:
Net income/average total assets..................       1.02%             1.31%           1.20%
Return on equity:
Net income/average equity........................       9.68%            11.00%          10.84%
Dividend payout ratio:
Dividends declared per share/net income
 per share.......................................      31.86%            28.44%          27.84%
Equity to assets ratio:
Average equity/average total assets..............      10.50%            11.88%          11.09% m

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

     The approval of regulatory authorities is required if the total of all the dividends declared by the Bank in any calendar year exceeds the Bank's net income as defined for that year combined with its retained net income for the preceding two calendar years. The Bank obtained regulatory approval as applicable for the payment of dividends in 1996.

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

     As a federally insured bank, Peoples Bank is subject to FDIC deposit insurance assessments. The FDIC has established a risk-based deposit insurance assessment system for insured depository institutions, under which insured institutions are assigned assessment risk classifications based upon capital levels and supervisory evaluations. Under these regulations, the FDIC set the 1998 annual insurance assessment rates for BIF-insured banks like Peoples Bank from $0 for well-capitalized banks in the highest supervisory subgroup to 0.27% of insured deposits for undercapitalized banks in the lowest supervisory subgroup. Peoples Bank was a "well-capitalized" bank as of December 31, 1998.

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

     The FRB has issued final regulations that classify insured depository institutions by capital levels and provide that the FRB will take various prompt corrective actions to resolve the problems of any state member bank that fails to satisfy the capital standards. Under such regulations, a "well-capitalized" bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An "adequately capitalized" bank is one that does not qualify as "well capitalized" but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which the bank's capital levels are below these standards. A bank that fails within any of the three "undercapitalized" categories will be subject to certain severe regulatory sanctions required by FDICIA and the regulations of the FRB. As of December 31, 1998, Peoples Bank was categorized as "well-capitalized."

     See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 12 of Notes to Consolidated Financial Statements contained in BancTrust's Annual Report to Stockholders for the year ended December 31, 1998 (Exhibit No. 13) which is incorporated herein by reference.

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

ITEM 2.  PROPERTIES

     BancTrust's principal executive offices and Peoples Bank's main office are located at 310 Broad Street, Selma, Alabama in a building owned by Peoples Bank. At March 31, 1999, Peoples Bank maintained 22 branches in Dallas, Autauga, Butler, Bibb, Elmore, Shelby and Tallapoosa counties, of which 6 are leased. Peoples Bank operates a loan production office in Lee county, which is leased. Peoples Bank has applied for and received regulatory approval for the establishment of a branch located at 1431 Gateway Drive in Opelika, Alabama. It is anticipated that the aforementioned branch will open in mid 1999.

ITEM 3.  LEGAL PROCEEDINGS [TO BE UPDATED]

     Management currently is not aware of any material legal proceedings to which BancTrust or Peoples Bank is a party or to which any of their property is subject, except as follows:

ITEM 3.  LEGAL PROCEEDINGS

     Management currently is not aware of any material legal proceedings to which BancTrust or Peoples Bank is a party or to which any of their property is subject, except as follows:

     William L. Ammons, d/b/a Ammons Construction Company v. Peoples Bank and
     ------------------------------------------------------------------------
Trust Company, Circuit Court of Dallas County, Alabama, Case No. CV-95-295.
-------------
This case was filed on October 18, 1995. The plaintiff, a contractor, was constructing a house for a customer of Peoples Bank who had borrowed construction monies for that purpose. The Peoples Bank customer sued the contractor, alleging that he failed to complete the construction. The contractor contends that Peoples Bank owes funds for the construction to him as a third party beneficiary. He further alleges misrepresentation by Peoples Bank and is seeking unspecified compensatory and punitive damages. Peoples Bank denies the allegations of the complaint. The owner and contractor were in separate litigation over the same issues, and this case was put on administrative hold pending the outcome of that case. This litigation has not been resumed.

     Raymond Lee Moseley, et al. v. The Peoples Bank and Trust Company, et al,
     ------------------------------------------------------------------------
Circuit Court of Autauga County, Alabama, Civil Action No. CV-97-169-B. This suit was served on Peoples Bank in 1997. The complaint alleged that Peoples Bank improperly sold credit life insurance and accidental death insurance to the plaintiff, and sought compensatory and punitive damages in unspecified amounts. The causes of action alleged included breach of contract, fraud, fraudulent suppression and concealment, money had and received, conversion, conspiracy, and negligent and wanton hiring, training, and supervision. The complaint also sought class action status for all persons who purchased credit life insurance form the defendants under circumstances similar to those alleged in the complaint. Peoples Bank denied the allegations of the complaint.

     This suit was settled among the parties on a class action basis, subject to final approval of the court. On November 9, 1998, as order was entered granting preliminary approval of the class action settlement, approving a class action notice, and setting a schedule for consideration of the proposed settlement at a fairness hearing on February 5, 1999, at which time the class action settlement was confirmed by the court. The total cost of the settlement, based on claims filed and costs of administration to date, as well as anticipated additional costs, are within the amount reserved in the financial statements.

     Certain persons elected to be excluded from the settlement (the "optouts") and filed separate claims or lawsuits. All of these claims and lawsuits have been settled for a total cost to Peoples Bank within the amount reserved in the financial statements. One other optout, George E. Marsh, has filed a lawsuit which is described below.

     George Edward Marsh v. The Peoples Bank and Trust Company, et al., Circuit
     ----------------------------------------------------------------
Court of Jefferson County, Alabama, Civil Action No. CV-99-1153. This suit was filed on February 26, 1999, against Peoples Bank and certain other defendants. The allegations of the complaint are similar to those in the Moseley case
                                                             -------
described above, and claim compensatory and punitive damages in unspecified amounts. In addition to allegations relating to credit life insurance, and accidental death insurance, the complaint alleges that Peoples Bank wrongfully issued a writ of garnishment against the plaintiff, after the plaintiff had taken a Chapter 7 bankruptcy. Peoples Bank denies the allegations of the complaint.

While Peoples Bank denies liability in each of these cases, Peoples Bank recognizes that the possibility of exposure to liability exists. In each case, the monetary damage, if any, to any individual plaintiff or potential individual plaintiff, should Peoples Bank be determined to be liable, would be relatively minimal. Consequently, Peoples Bank considers that punitive damages, should any be awarded, which Peoples Bank denies is justified, should bear a reasonable relationship to compensatory damages and that, therefore, any such damage awards in such cases would not be such as would have a reasonable probability of a material adverse effect against Peoples Bank. Nevertheless, substantial punitive damages have been awarded in the State of Alabama in cases where relatively small amounts of actual damages have occurred, and jury verdicts within the State of Alabama have been unpredictable. Further, the level of potential exposure for compensatory damages may be considerably higher if a plaintiff can establish mental anguish or emotional distress from the actions complained of. Consequently, Peoples Bank is unable to determine with certainty the eventual outcome of potential exposure in such cases.

     See Note 10 of Notes to Consolidated Financial Statements contained in BancTrust's Annual Report to Stockholders for the year ended December 31, 1997 (Exhibit 13) which is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Richard P. Morthland, 57, is currently Chairman of the Board and Chief Executive Officer of Peoples Bank and BancTrust. Mr. Morthland has been an officer of Peoples Bank since 1965 and a Director since February 1977.

     ELAM P. HOLLEY, JR., 48, is currently President, Chief Operating Officer and a Director of Peoples Bank and BancTrust. Mr. Holley has been an officer of Peoples Bank since November 1975 and a Director since January, 1988.

     ANDREW C. BEARDEN, JR., 52, is currently Executive Vice President - Operations/Finance Division of Peoples Bank and Executive Vice President and Chief Financial Officer of BancTrust. Prior to assuming his position as manager of Operations/Finance Division, Mr. Bearden served as manager of Retail/Operations Division of Peoples Bank since 1994. Between 1991 and 1994, Mr. Bearden served as Senior Vice President and Retail Division manager of Peoples Bank, having served as Vice President and Trust Officer prior to 1991. Mr. Bearden was in private practice as a certified public accountant prior to his employment with Peoples Bank in 1985.

     JOHN G. CHISOLM, 50, is currently Executive Vice President - Commercial Division of Peoples Bank. Mr. Chisolm assumed this position in December 1992. He has been employed by Peoples Bank since 1979, primarily in the commercial lending area. Prior to his employment by Peoples Bank, Mr. Chisolm was employed by American National Bank and Trust Company, Chattanooga, Tennessee for seven years in its commercial lending division.

     M. SCOTT PATTERSON, 56, is currently Executive Vice President-Financial Services Division, Secretary and Investment Officer of Peoples Bank and Secretary of BancTrust. Mr. Patterson has been in these positions with Peoples Bank since November 1985 and with BancTrust since April 1997. Prior to coming to Peoples Bank in October 1983, Mr. Patterson served for 20 years in the United States Air Force, retiring as a Lieutenant Colonel.

     LYNN W. SWINDAL, 45, is currently Executive Vice President-Retail Division Manager of Peoples Bank. Mrs. Swindal has been employed with Peoples Bank since 1978, and has held her current position since December of 1998. Prior to coming to Peoples Bank, Mrs. Swindal was employed at National Bank & Trust Co. in St. Petersburg, Florida.

     VIRGINIA L. SELLERS, 65, is currently Vice President and Treasurer of Peoples Bank and Treasurer of BancTrust. Mrs. Sellers has been an officer of Peoples Bank since 1985. Prior to her employment by Peoples Bank in 1985, Mrs. Sellers was Accounting Officer of SouthTrust Bank, Selma, Alabama for 20 years.

     WILLIAM S. JOHNSON, 49, is currently Regional President of the Butler County Division of Peoples Bank. Prior to his coming to Peoples Bank in June 1993, Mr. Johnson was President of The Fort Deposit Bank in Fort Deposit, Alabama for eight years.

     BOBBY LEACH, 50, is currently Regional President of the Bibb County Division of Peoples Bank. Mr. Leach has been in banking over 26 years, serving as President and Chief Executive Officer of the former Peoples Bank of Centreville for several years.

     Jefferson G. Ratcliffe, Jr., 37, is currently Regional President of the Prattville/Millbrook Division of Peoples Bank. Mr. Ratcliffe joined Peoples Bank in 1985. Before being named to his present position, Mr. Ratcliffe served as Senior Lender and Commercial Lender for the Prattville/Millbrook Division of Peoples Bank.

     MICHAEL A. TRUELOVE, 36, is currently Regional President of the Shelby County Division of Peoples Bank. Mr. Truelove joined Peoples Bank in November of 1996, and assumed his current position in March of 1998. Before joining Peoples Bank, Mr. Truelove served as Consumer Loan Product Manager for Compass Bank in Birmingham, Alabama.

     DAVID W. BAGGETT, JR., 34, is currently Regional President of the Tallassee Division of Peoples Bank. Mr. Baggett joined Peoples Bank in July of 1998. Prior to joining Peoples Bank, Mr. Baggett served as President of The Bank of Tallassee, Tallassee, Alabama.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     For information concerning holders of common stock, high and low prices and frequency and amount of dividends on BancTrust's Common Stock, see "Stock Dividend and Price Information", which is incorporated herein by reference to BancTrust's Annual Report to Stockholders for the year ended December 31, 1998 (Exhibit No. 13).

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

     The primary source of BancTrust's revenues (including funds to pay dividends) is dividends from the Bank. Alabama law imposes certain restrictions on the ability of BancTrust and Peoples Bank to pay dividends. See Item 1. "Business--Regulation, Supervision and Governmental Policy" and Note 13 of Notes to Consolidated Financial Statements contained in BancTrust's Annual Report to Stockholders for the year ended December 31, 1998 (Exhibit 13), which is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth under the caption "Five Year Comparison of Selected Financial Data" in BancTrust's Annual Report to Stockholders for the year ended December 31, 1998 (Exhibit No. 13) is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in BancTrust's Annual Report to Stockholders for the year ended December 31, 1998 (Exhibit No. 13) is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in BancTrust's Annual Report to Stockholders for the year ended

December 31, 1998 (Exhibit No. 13) is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     BancTrust's Consolidated Financial Statements together with the related notes and the report of PricewaterhouseCoopers LLP, independent public accountants, all as set forth in BancTrust's Annual Report to Stockholders for the year ended December 31, 1998 (Exhibit No. 13), which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.



                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of BancTrust is omitted from this Report as BancTrust has filed a definitive proxy statement dated March 24, 1999, and the information included therein under "Proposal I - Election of Directors-Directors" is incorporated herein by reference. Information regarding the executive officers of BancTrust is included under separate caption in Part I of this Form 10-K. Item 405 of Regulation S-K disclosure is omitted from this Report as BancTrust has filed a definitive proxy statement dated March 24, 1999, and the Item 405 disclosure therein under "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is omitted from this Report as BancTrust has filed a definitive proxy statement dated March 24, 1999, and the information included therein under "Proposal I - Election of Directors" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item is omitted from this Report as BancTrust has filed a definitive proxy statement dated March 24, 1999, and the information included therein under "Stock Ownership of Management" and "Principal Holders of Common Stock" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item is omitted from this Report as BancTrust has filed a definitive proxy statement dated March 24, 1999, and the information included therein under "Proposal I - Election of Directors--Compensation Committee Interlocks and Insider Participation" and "--Certain Transactions" is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The following consolidated financial statements of BancTrust included in the Annual Report to Stockholders for the year ended December 31, 1998, are incorporated herein by reference in Item 8 of this Report.

The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this Report, except as expressly provided herein.

            1.   Report of Independent Accountants.

            2.   Consolidated Balance Sheets - December 31, 1998 and 1997.

            3. Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996.

            4. Consolidated Statements of Comprehensive Income for the Years Ended December 31, 1998, 1997 and 1996.

            5. Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996.

            6. Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996.

            7.   Notes to Consolidated Financial Statements.

     (a)(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     (a)(3) The following exhibits either are filed as part of this Report or are incorporated herein by reference:

            Exhibit No. 2(i). Agreement and Plan of Reorganization dated as of December 2, 1997, by and among The Peoples BancTrust Company, Inc., The Peoples Bank and Trust Company, Merchants & Planters Bancshares, Inc. and Merchants & Planters Bank - incorporated herein by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated December 5, 1997.

            Exhibit No. 2(ii). Agreement and Plan of Merger and Reorganization dated as of December 11, 1997, by and among The Peoples BancTrust Company, Inc., The Peoples Bank and Trust Company, Elmore County Bancshares and The Bank of Tallahassee - incorporated herein by reference to Exhibit 2 to the Registrant's Current Report on `Form 8-K dated December 15, 1997.

            Exhibit No. 3. Articles of Incorporation and Bylaws
                           ------------------------------------

            (i)  Articles of Incorporation - incorporated herein by reference to
                 Exhibit 3(i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

            (ii) Bylaws - incorporated herein by reference to Exhibit 3(ii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

            Exhibit No. 10(i). 1992 Stock Option Plan
                               ----------------------

            Incorporated herein by reference to Exhibit 10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

          Exhibit No. 13. Annual Report to Stockholders
                          -----------------------------

          Except for those portions of the Annual Report to Stockholders for the year ended December 31, 1998, which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Commission and is not to be deemed "filed" as part of this Report.


          Exhibit No. 21. Subsidiaries of the Registrant
                          ------------------------------

          A list of subsidiaries of the Registrant is included as an exhibit to this Report.

          Exhibit No. 23.  Consent of PricewaterhouseCoopers LLP

          Exhibit No. 27.  Financial Data Schedule (SEC use only)


     (b)  None.

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

                                    THE PEOPLES BANCTRUST COMPANY, INC.
                                   (Registrant)



Date:  April 13, 1999               By: /s/  Richard P. Morthland
                                       --------------------------------
                                       Richard P. Morthland
                                       Chairman of the Board and
                                       Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

DATE: SIGNATURE AND TITLE:


/s/ Richard P. Morthland
-------------------------                        April 13, 1999
Richard P. Morthland
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)


/s/ Andrew C. Bearden, Jr.
-------------------------                        April 13, 1999
Andrew C. Bearden, Jr.
Executive Vice President and
Chief Financial Officer


/s/ Virginia L. Sellers
-------------------------                        April 13, 1999
Virginia L. Sellers
Vice President and Treasurer
(Principal Accounting Officer)


*
-------------------------                        April 13, 1999
Julius R. Brown
Director


/s/ Clyde B. Cox, Jr.
-------------------------                        April 13, 1999
Clyde B. Cox, Jr.
Director


/s/ John Crear
-------------------------                        April 13, 1999
John Crear
Director

/s/ Arnold B. Dopson
-------------------------                        April 13, 1999
Arnold B. Dopson
Director

/s/ Harry W. Gamble, Jr.
-------------------------                        April 13, 1999
Harry W. Gamble, Jr.
Director

/s/ Ted M. Henry
-------------------------                        April 13, 1999
Ted M. Henry
Director

/s/ Elam P. Holley, Jr.
-------------------------                        April 13, 1999
Elam P. Holley, Jr.
Director, President and
Chief Operating Officer

/s/ Edith M. Jones
-------------------------                        April 13, 1999
Edith M. Jones
Director

/s/ A.D. Lovelady
-------------------------                        April 13, 1999
A.D. Lovelady
Director

/s/ Thomas E. Newton
-------------------------                        April 13, 1999
Thomas E. Newton
Director

/s/ Walter Owens
-------------------------                        April 13, 1999
Walter Owens
Director

/s/ David Y. Pearce
-------------------------                        April 13, 1999
David Y. Pearce
Director


-------------------------                        April 13, 1999
C. Ernest Smith
Director


/s/ Julius E. Tactor
-------------------------                        April 13, 1999

Julius E. Talton
Director

/s/ Daniel P. Wilbanks
-------------------------                        April 13, 1999
Daniel P. Wilbanks
Director