Form 10-Q
period 1999-03-31
PEOPLES BANCTRUST CO INC
filed 1999-05-14
CIK 762128

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
                              __________________


(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

     OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission File Number:  O-13653


                      THE PEOPLES BANCTRUST COMPANY, INC.
                      -----------------------------------
            (Exact name of registrant as specified on its charter)

         Alabama                                               63-0896239
--------------------------------                       -------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

310 Broad Street, Selma, Alabama                                   36701
--------------------------------                       -------------------------
(Address of principal executive offices)                        (Zip Code)

                                (334) 875-1000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter time period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X        No
                                              ------

     As of the close of business on May 6, 1999, 5,148,138 shares of registrant's Common Stock, par value $.10 per share, were outstanding.

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

              THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                In Thousands
                                                                March 31, 1999               December 31, 1998
                                                          -----------------------       ------------------------
                                                                 (Unaudited)
ASSETS:
Cash and due from banks                                           $ 28,956                     $ 23,669
Federal funds sold and securities purchased under
   agreements to resell                                              5,030                       12,598
                                                                  --------                     --------
Total cash and cash equivalents                                     33,986                       36,267

Securities available for sale                                      137,695                      137,572

Loans, net of unearned income                                      363,309                      356,639
Allowance for loan losses                                           (4,294)                      (4,291)
                                                                  --------                     --------
Net loans                                                          359,015                      352,348

Premises and equipment                                              11,742                       10,806
Intangibles                                                          9,586                        9,803
Other real estate, net                                                 426                          530
Other assets                                                         9,349                       10,483
                                                                  --------                     --------
   Total assets                                                   $561,799                     $557,809
                                                                  ========                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Noninterest-bearing deposits                                      $ 65,156                     $ 68,162
Interest-bearing deposits                                          395,584                      392,647
                                                                  --------                     --------
   Total deposits                                                  460,740                      460,809

Federal funds purchased and securities sold under
   agreement to repurchase                                          11,330                       11,811
Other borrowed funds                                                26,898                       22,454
Other liabilities                                                    6,257                        6,015
                                                                  --------                     --------
  Total liabilities                                                505,225                      501,089

Common stock                                                           519                          519
Additional paid-in capital                                           6,286                        6,286
Treasury stock                                                        (637)                        (637)
Retained earnings                                                   50,451                       49,844
Accumulated other comprehensive income,
  net of tax                                                           (45)                         708
                                                                  --------                     --------
  Total stockholders' equity                                        56,574                       56,720
                                                                  --------                     --------
  Total liabilities and stockholders' equity                      $561,799                     $557,809
                                                                  ========                     ========

See Notes to the Unaudited Condensed Consolidated Financial Statements

              THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                            In thousands except for
                                                           share and per share data
                                                              Three Months Ended
                                                                   March 31,
                                                       -------------------------------
                                                            1999              1998
                                                            ----              ----
Interest and fees on loans                               $    8,184       $    7,060
Interest and dividends on investment securities               2,004            1,826
Other interest income                                           199              319
                                                         ----------       ----------
  Total interest income                                      10,387            9,205

Interest on deposits                                          3,952            3,779
Interest on borrowed funds                                      421              164
                                                         ----------       ----------
  Total interest expense                                      4,373            3,943
                                                         ----------       ----------
  Net interest income                                         6,014            5,262

Provision for loan losses                                       732              276
                                                         ----------       ----------
  Net interest income after provision for
    loan losses                                               5,282            4,986

Net securities gains                                             40               14
Other income                                                  1,557            1,348
Other expense                                                 5,349            4,243
                                                         ----------       ----------
  Income before income taxes                                  1,530            2,105

Provision for income taxes                                      484              660
                                                         ----------       ----------
  Net income                                             $    1,046       $    1,445
                                                         ==========       ==========

Basic weighted average number of
   shares outstanding                                     5,148,138        5,130,133

Diluted weighted average number of shares                 5,152,130        5,158,170
   outstanding
Basic net income per share                               $     0.20       $     0.28
                                                         ==========       ==========
Diluted net income per share                             $     0.20       $     0.28
                                                         ==========       ==========
Dividends per share                                      $    0.085       $     0.08
                                                         ==========       ==========

See Notes to the Unaudited Condensed Consolidated Financial Statements.

              THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                        In Thousands
                                                                        (Unaudited)
                                                                     Three Months Ended
                                                                         March 31,
                                                         ---------------------------------------
                                                                 1999                  1998
                                                                 ----                  ----
Net income                                                   $     1,046           $     1,438
Other comprehensive income:
  Unrealized  losses on available for sale                        (1,103)                 (330)
       securities during the period
  Less: reclassification adjustments for net gains
       included in net income                                         40                     0
                                                         ---------------      ----------------
Other comprehensive losses                                        (1,143)                 (330)
Income tax benefit related to items of other
       comprehensive income losses                                  (389)                 (112)
                                                         ---------------      ----------------
Other comprehensive losses, net of tax                              (754)                 (218)
                                                         ---------------      ----------------
Comprehensive income, net of tax                             $       291           $     1,220
                                                         ===============      ================

See Notes to the Unaudited Condensed Consolidated Financial Statements

              THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                              In Thousands
                                                                                               (Unaudited)
                                                                                      Three Months Ended March 31,
                                                                             ----------------------------------------
                                                                                     1999                     1998
                                                                             -------------------      ---------------
Net cash provided  by operating activities                                        $  3,877                 $  2,613

Cash flows from investing activities
 Proceeds from sales of securities available for sale                                8,723                   11,060
 Proceeds from maturities and calls of securities
 available for sale                                                                 12,450                   14,950
 Purchase of securities available for sale                                         (22,467)                 (23,029)
 Net decrease (increase) in loans                                                   (6,917)                  23,913)
 Purchases of bank premises and equipment                                           (1,608)                    (894
 Proceeds from sale of bank premises and equipment                                     228                        0
 Investment in other real estate and equipment                                       (22)                       0
 Proceeds from sale of other real estate owned                                           0                       24
 Acquisition of bank, net of cash received                                               0                  (10,317)
 Investment in low income housing projects                                               0                     (676
                                                                             -------------------      ---------------

  Net cash provided (used) by investing activities                                  (9,613)                  15,031

Cash flows from financing activities
 Net increase (decrease) in deposits                                                   (69)                   9,935
 Net increase in borrowed funds                                                      3,963                    6,705
 Dividends paid                                                                       (439)                    (413)
                                                                             -------------------      ---------------

  Net cash provided by financing activities                                          3,455                   16,227

Net increase (decrease) in cash and cash equivalents                                (2,281)                  33,871
Cash and cash equivalents at beginning of period                                    36,267                   25,799
                                                                             -------------------      ---------------
Cash and cash equivalents at end of period                                        $ 33,986                 $ 59,670

Supplemental disclosure of cash information:
 Cash paid during the period for:
  Interest                                                                        $  4,369                 $  3,749

  Taxes                                       $      0                 $    375

See Notes to the Unaudited Condensed Consolidated Financial Statements

              THE PEOPLES BANCTRUST COMPANY, INC. AND SUBSIDIARY

Notes to the Unaudited Condensed Consolidated Financial Statements (Unaudited)

Accounting Policies:

     The accompanying unaudited consolidated financial statements of The Peoples BancTrust Company, Inc, (the "Company") and its subsidiary, The Peoples Bank and Trust Company ("Peoples Bank"), have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. Financial statements for prior periods have been restated to reflect the 1998 merger with Elmore County Bancshares, Inc., -accounted for using the pooling-of-interests method of accounting. The 1998 acquisition of Merchants & Planters Bancshares, Inc. was accounted for as a purchase, and is reflected in the financial position and results of operations of the Company since the acquisition date. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Commitments and Contingencies:

          The Company and its subsidiaries are from time to time defendants in legal actions arising from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at March 31, 1999, will have a materially adverse effect on the Company's financial statements.

Derivatives and Hedging Activities:

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133, effective for all fiscal quarters of fiscal years beginning after June 15, 1999, establishes accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It also establishes the condition under which a derivative should be designated as hedging a specific type of exposure and requires the company to establish at the inception of the hedge the method and measurement approach used to assess its effectiveness.

          The Company does not believe the adoption of SFAS 133 will have a significant impact on its financial statements and disclosures as it does not currently possess any derivative instruments.

Mortgage-Backed Securities:

          In October, 1998, the FASB issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, and amendment of FASB Statement No. 65, (SFAS 134). SFAS 134 amends prior guidance to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold these investments. This statement is effective for the first fiscal quarter after December 15, 1998. Since the Company does not securitize mortgage loans, no financial statement impact has resulted from adopting this statement.

Earning Per Share:

          The following table reflects the reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation for the three months ended March 31, 1999 and 1998:

                                                        1999
                                             Y-T-D               Y-T-D
                                             -----               -----
                                             Basic              Diluted
Net income                                  $1,046              $1,046
Average shares outstanding                   5,148               5,148
 Effect of dilutive securities options                               4
                                                                ------
Diluted average shares outstanding                               5,152
Earnings per share:
 Net income                                 $ 0.20              $ 0.20


                                                        1998
                                             Y-T-D               Y-T-D
                                             -----              -----

Net income                                  $1,438              $1,438
Average shares outstanding                   5,130               5,130
 Effect of dilutive securities options                              28
                                                                ------
Diluted average shares outstanding                               5,158
Earnings per share:
 Net income                                 $ 0.28              $ 0.28

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

     Financial statements for prior periods have been restated to reflect the 1998 merger with Elmore County Bancshares, Inc., accounted for using the pooling-of-interests method of accounting. The 1998 acquisition of Merchants & Planters Bancshares, Inc. ("M&P") was accounted for as a purchase, and is reflected in the financial position and results of operations of the Company since the acquisition date.

                              FINANCIAL CONDITION

     Total consolidated assets of the Company and its subsidiary, The Peoples Bank and Trust Company ("Peoples Bank"), totaled $561,799,000 at March 31, 1999, an increase of $3,990,000 from the December 31, 1998 total of $557,809,000. Earning assets at March 31, 1999 were $501,740,000 as compared to $502,518,000 at December 31, 1998.

INVESTMENTS

     Total investment securities were $137,695,000 at March 31, 1999 as compared to $137,572,000 on December 31, 1998. This represents a slight increase over December 31, 1998 of $123,000.

     At year end 1998, and March 31, 1999, the entire investment portfolio was classified as "available for sale", resulting in the portfolio being marked-to-market. At December 31, 1998, the portfolio had a net unrealized gain of $708,000 as compared to a net unrealized loss of $45,000 at March 31, 1999.

SHORT TERM INVESTMENTS

     Short term investments (primarily federal funds and securities purchased under agreements to resell) totaled $5,030,000 at March 31, 1999 as compared to $12,598,000 at December 31, 1998. This is a decrease of $7,568,000. This sharp decrease is the result of increased liquidity needs, which are largely the result of higher loan demand during the first quarter ended March 31, 1999. Management constantly monitors these funds, seeking alternative uses for them.

LOANS

     Loans, net of unearned income, increased $6,670,000 from year-end 1998 to $363,309,000 at March 31, 1999. This rise in loan volume is the result of increased loan demand in both the commercial and real estate loan areas.

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

     The Company's allowance for loan losses totaled $4,294,000 at March 31, 1999 as compared to $4,291,000 at December 31, 1998. The resulting ratios of allowance to total loans net of unearned interest were 1.18% and 1.20% as of March 31, 1999 and December 31, 1998, respectively. The amount of loans determined by management to require special attention due to potential weaknesses as of March 31, 1999 was $8,985,000, a $101,000 decrease from the $9,086,000 reported at year end 1998. A total of $6,158,000 in business loans were classified at March 31, 1999, with $1,427,000 in agricultural, $1,364,000 in real estate and $36,000 in personal. Standing at 2.47% of the total loan portfolio, management believes the level of classified loans to be acceptable. Management monitors fluctuations of the loan portfolio in light of charge-offs and recoveries, as well as anticipated economic conditions.

DEPOSITS

     At March 31, 1999, total deposits had decreased $69,000 to $460,740,000 from their December 31, 1998 total of $460,809,000. Analysis of the decrease, indicates that between December 31, 1998 and March 31, 1999 non-interest bearing deposits decreased $3,006,000 while interest-bearing deposits increased $2,937,000.

LIQUIDITY

     The Company has periodic needs for short-term borrowings. At March 31, 1999, short-term borrowings in the form of federal funds purchased and securities sold under agreement to repurchase totaled $11,330,000, as opposed to $11,881,000 at December 31, 1998. Other borrowed funds increased $4,444,000 to $26,898,000 during the period. The balance of other borrowed funds is comprised of borrowings from the Federal Home Loan Bank to fund various large commercial loans.

STOCKHOLDERS' EQUITY

     Total stockholders' equity at March 31, 1999 was $56,574,000 compared to $56,720,000 at year end 1998. This reduction in stockholders' equity results from year to date earnings of $1,046,000, $755,000 in unrealized losses on available for sale securities and $437,000 in common stock dividends.

     Risk-based capital regulations require all bank holding companies and banks to achieve and maintain a minimum total capital to risk-weighted assets ratio of 8.00%, at least half of which must be in the form of Tier 1 capital (consisting of stockholders' equity less goodwill). The following table indicates the Company's Tier 1 capital ratio and total capital ratio at March 31, 1999 were 12.48% and 13.62%, respectively. The Company maintained, at March 31, 1999, a leverage ratio of Tier 1 capital to total assets of 8.58% compared to the minimum regulatory standard of 4.00% required of the strongest companies and banks. In addition, the table indicates that the ratios of the Company's subsidiary bank also well exceed the minimum requirements of the regulation.

                                                          Risk-Based Capital Ratios & Leverage Ratios
                                                                      As of March 31, 1999
                                             -------------------------------------------------------------------

                                                                      Dollars in Thousands
RISK-BASED CAPITAL RATIOS
-------------------------

                                                  The Company                                 Bank
                                             --------------------------------      ----------------------------
Tier 1 Capital                                $ 47,033     12.48%                     $ 47,215        12.64%
Tier 1 Capital - Minimum Required               15,072      4.00%                       14,947         4.00%
                                              --------     -----                      --------        -----
Excess                                        $ 31,961      8.48%                     $ 32,268         8.64%

Total Capital                                 $ 51,326     13.62%                     $ 51,508        13.78%
Total Capital - Minimum Required                30,144      8.00%                       22,420         6.00%
                                              --------     -----                      --------        -----
Excess                                        $ 21,182      5.62%                     $ 29,088         7.78%

Net risk-weighted assets                      $376,796                                $373,673

LEVERAGE RATIOS
---------------
Total Tier 1 Capital                          $ 47,033      8.58%                     $ 47,215         8.67%
Minimum Leverage Requirement                    21,929      4.00%                       21,784         4.00%
                                              --------     -----                      --------        -----
Excess                                        $ 25,104      4.58%                     $ 25,431         4.67%

Average Total Assets,
      Net of all intangibles                  $548,231                                $544,610

                            RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999, COMPARED TO THREE MONTHS ENDED MARCH 31,
1998

     The Company's profitability, like that of many financial institutions, is dependent to a large extent upon its net interest income. Simply stated, net interest income is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest bearing liabilities, such as deposits and borrowings.

     Interest income for the first quarter of 1999 (the "1999 quarter") was $10,387,000 compared to $9,205,000 for the same quarter of 1998 (the "1999 quarter"). This increase of $1,182,000 is due entirely to the increased volume of both loans and investment securities, given that the combined average yield on the two portfolios fell from 8.61% for the 1998 quarter, to 8.38% for the 1999 quarter.

     The average volume of the Company's securities portfolio increased to $137,757,000 for the 1999 quarter from $119,485,000 for the 1998 quarter.
Interest income on investments totaled $2,004,000 for the 1999 quarter as compared to $1,826,000 for the same period in 1998. The increase in income from investment securities is entirely the result of higher volume, as the average yield on this portfolio fell from 6.11% for the 1998 quarter, to 5.82% for the 1999 quarter.

     Interest income from business loans totaled $2,049,000 for the 1999 quarter, compared to $2,278,000 for the 1998 quarter. The decrease is the result of a reduction of the average yield earned on these loans between the 1998 and 1999 quarters.

     Personal loan interest income increased to $2,948,000 for the 1999 quarter from $2,217,000 for the same period in 1998. The average volume of personal loans for the 1999 quarter was $106,515,000 whereas for the 1998 quarter it was $81,414,000. It is this increase in the average volume that accounts for the increased interest earned in the personal loan portfolio.

     Interest income earned on real estate loans totaled $2,954,000 for the 1999 quarter as compared to $2,364,000 for the 1998 quarter. The average volume of real estate loans increased to $133,854,000 from $110,131,000 between the 1999 and 1998 quarters. The increased interest income earned on real estate loans is due to both an increase in the average balance, and higher average yields realized in the portfolio as well.

     The average volume of interest-bearing deposits increased to $393,883,000 for the 1999 quarter from $334,762,000 for the 1998 quarter. Interest paid on these deposits totaled $3,952,000 for the 1999 quarter, as compared to $3,779,000 for the 1998 quarter.

     Non-interest income for the 1999 quarter totaled $1,557,000 as compared to $1,348,000 for the same period in 1998. This increase is mainly attributable to higher fee income generated from having a larger customer base in the 1999 quarter than in the 1998 quarter.

     Non-interest expenses increased $1,100,000 to $5,349,000 for the 1999 quarter from $4,249,000 for the 1998 quarter. The largest categories contributing to the increase in non-interest expense were salaries and benefits, and intangible asset amortization, both of which were primarily the result of the M&P acquisition late in the 1998 quarter.

     Income before taxes for the 1999 quarter was $1,530,000, compared to $2,105,000 for the same period in 1998. The income tax provision decreased between the quarters by $176,000 to $484,000. The resulting 1999 quarter net income was $1,046,000, versus net income for the 1998 quarter of $1,445,000. Earnings per share for the 1999 quarter was $.20, compared to $.28 for the same quarter of 1998.


YEAR 2000 RISK ASSESSMENT AND ACTION PLAN

     The Company is aware of the current concerns throughout the business community of reliance upon computer software that does not properly recognize the Year 2000 in date formats, often referred to as the "Year 2000 Problem." The Year 2000 Problem is the result of software being written using two digits rather than four digits to define the applicable year (i.e., "99" rather than "1999"). A failure by a business to properly identify and correct a Year 2000 Problem in its operations could result in system failures or miscalculations. In turn, this could result in disruptions of operations, including among other things a temporary inability to process transactions, or otherwise engage in routine business transactions on a day-to-day basis.

     Management has implemented a Company-wide initiative for preparing its systems, applications and equipment for functioning in the year 2000 and beyond. Most phases of the year 2000 project are substantially complete.

     The Company continues to monitor efforts to ready internal systems to correct the Year 2000 Problem. Highest priority has been assigned to those systems determined to be critical to the ongoing operations of the

Company. Programming changes and listing of critical systems, affiliates and equipment were completed by December 31, 1998. Of eight critical systems identified, six have been thoroughly and successfully tested for Year 2000 compliance. The remaining two systems have been replaced. The replacement systems have been independently tested and certified Year 2000 compliant.

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

     Although the Company believes it will be fully compliant, the risk of system failures cannot be eliminated. Also, the Company cannot guarantee the performance of third parties as to which it has material relationships. The Company has completed the assessment of worst case scenarios resulting from the Year 2000 issue, and has developed Business Resumption Contingency Plans to deal with potential interruptions related to the Year 2000 event affecting banking functions (cash delivery, deposit/loan servicing, etc). Testing of these contingency plans is to begin in July of 1999. Elements of the these Plans include, among other detailed plans, the installation of a self-contained power plant in the event of non-compliance by the Company's electricity provider and the implementation of security procedures not dependent on automatic devices. Manual systems are being established that will allow the Company to provide its customers with a basic level of service in the event of major systems failures.

     As of December 31, 1998 the Company had incurred approximately $105,000 in direct compliance costs associated with the Year 2000 Problem. The Company estimates that $375,000 will be the total direct compliance costs through the Year 2000. The Company does not separately track internal costs incurred for year 2000 compliance; such costs are primarily related to payroll expenditures. Funding for such costs has been, and will continue to be derived from normal operating cash flow.

     The oversight committee for the Year 2000 project consists of upper management and mission critical personnel. This committee monitors the progress of the Year 2000 project, and reports their findings to the operations committee of the board of directors.



                      IMPACT OF NEW ACCOUNTING STANDARDS

         See Notes to the Unaudited Condensed Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest sensitivity is one measure of the vulnerability of earnings to changes in the general level of interest rates. Whenever interest-earning assets reprice to market interest rates at a different pace than interest-bearing liabilities, interest income performance will be affected favorably or unfavorably during periods of changes in general interest rates. Management is unable to predict future changes in market rates and their impact on the Company's profitability. Management believes, however, that the Company's current rate sensitivity position is well matched, indicating the assumption of minimal interest rate risk. Management does not believe there to have been any material shift in the relationship between the maturity characteristics of interest-earning assets, and interest-bearing liabilities since December 31, 1998, and, consequently, no material change in interest rate risk exposure.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Management currently is not aware of any material legal proceedings to which the Company or Peoples Bank is a party, or to which any of their property is subject, except as follows:

          George Edward Marsh v. The Peoples Bank and Trust Company, et al.,
          ------------------------------------------------------------------
Circuit Court of Jefferson County, Alabama, civil Action No. CV-99-1153. This suit was filed on February 26, 1999, against Peoples Bank, Osborne & Osborne, Inc., and Mountain Life Insurance Company, together with certain fictitious defendants. The complaint alleges that Peoples Bank and co-defendants fraudulently and unlawfully sold credit life insurance and accidental death insurance to the plaintiff. In addition to the allegations relating to credit life insurance and accidental death insurance, the complaint alleges that Peoples Bank wrongfully issued a writ of garnishment against the plaintiff, after the plaintiff had taken a Chapter 7 bankruptcy. The complaint seeks compensatory and punitive damages in unspecified amounts. The causes of action specifically include breach of contract, fraud, fraudulent suppression, conversion, conspiracy, and negligent and wanton hiring, training and supervision. Peoples Bank denies the allegations of the complaint. No discovery or other actions have yet been taken in this case. The allegations in this case are similar to those in the case of Raymond Lee Moseley, et al. v. The Peoples
                                    ------------------------------------------
Bank and Trust Company, et al., filed in the Circuit Court of Autauga County,
-------------------------------
Alabama, on August 4, 1997, which was settled on a class action basis. Plaintiff Marsh is one of the persons who opted out of that settlement. Peoples Bank has settled the potential claims of substantially all of the other opt-outs. Settlement discussions have not yet taken place with respect to this case.

     While Peoples Bank denies liability in the above case, the possibility of exposure to liability exists. To date, the plaintiff in the lawsuit has not specified any alleged actual or compensatory damages. The level of potential exposure for compensatory damages increases if a plaintiff establishes at trial mental anguish or emotional distress from the actions complained of. Also, substantial punitive damages have been awarded in the State of Alabama in cases where relatively small amounts of actual damages have occurred, and jury verdicts within the State of Alabama have been unpredictable in this regard. Consequently, although the Company cannot estimate with certainty, at this time, the eventual outcome or potential exposure in the above case, the Company does not currently anticipate that the ultimate liability arising from such proceeding will have a materially adverse effect on the Company's financial statements.

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

                              The Peoples BancTrust Company, Inc.


Date:  May 14, 1999           /s/ Richard P. Morthland
                              -------------------------------------
                              Richard P. Morthland
                              Chairman and Chief Executive Officer


Date:   May 14, 1999          /s/ Andrew C. Bearden
                              -------------------------------------
                              Andrew C. Bearden
                              Executive Vice President and
                              Chief Financial Officer
                              (Principal Accounting Officer)