Form 10-Q
period 1999-06-30
PEOPLES BANCTRUST CO INC
filed 1999-08-16
CIK 762128

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                            ______________________

(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999


     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission File Number:  O-13653



                      THE PEOPLES BANCTRUST COMPANY, INC.
                      -----------------------------------
            (Exact name of registrant as specified on its charter)

         Alabama                                            63-0896239
--------------------------------                     -------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

310 Broad Street, Selma, Alabama                              36701
--------------------------------                         ----------------
(Address of principal executive offices)                    (Zip Code)

                                (334) 875-1000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_________
                                          ---

     As of the close of business on August 5, 1999, 5,148,138 shares of registrant's Common Stock, par value $.10 per share, were outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

              THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       In Thousands
                                                                            June 30, 1999         December 31, 1998
                                                                            -------------         -----------------
                                                                             (Unaudited)
ASSETS:
Cash and due from banks                                                      $     27,329             $      23,669
Federal funds sold and securities purchased under agreement to
resell                                                                              6,047                    12,598
                                                                        -----------------        ------------------
Total cash and cash equivalents                                                    33,376                    36,267
Securities available-for-sale                                                     127,789                   137,572
Loans, net of unearned income                                                     384,977                   356,639
Allowance                                                                          (4,572)                   (4,291)
                                                                        -----------------        ------------------
Net loans                                                                         380,405                   352,348

Premises and equipment                                                             12,714                    10,806
Intangibles                                                                         9,417                     9,803
Other real estate, net                                                                742                       530
Other assets                                                                       10,266                    10,483
                                                                        -----------------        ------------------
Total assets                                                                 $    574,709             $     557,809
                                                                        =================        ==================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Noninterest-bearing deposits                                                 $     60,288             $      68,162
Interest-bearing deposits                                                         411,401                   392,647
                                                                        -----------------        ------------------
Total deposits                                                                    471,689                   460,809

Federal funds purchased and securities sold under agreements to                    14,156                    11,811
repurchase
Other borrowed funds                                                               27,617                    22,454
Other liabilities                                                                   4,920                     6,015
                                                                        -----------------        ------------------
Total liabilities                                                                 518,382                   501,089

Common stock                                                                          519                       519
Additional paid-in-capital                                                          6,286                     6,286
Treasury stock                                                                       (637)                     (637)
Retained earnings                                                                  51,400                    49,844
Accumulated other comprehensive income, net of tax                                 (1,241)                      708
                                                                        -----------------        ------------------
Total stockholders' equity                                                         56,327                    56,720
                                                                        -----------------        ------------------
Total liabilities and stockholders' equity                                   $    574,709             $     557,809
                                                                        =================        ==================

   See Notes to the Unaudited Condensed Consolidated Financial Statements

              THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                        In Thousands, except share and per share data
                                                                                        (Unaudited)
                                                              Three Months Ended June 30,           Six Months Ended June 30,
                                                              ---------------------------           -------------------------
                                                                1999             1998                 1999           1998
                                                                ----             ----                 ----           ----

Interest and fees on loans                                  $      8,693       $      7,642       $     16,877     $     14,702
Interest and dividends on investment securities                    1,980              1,936              3,984            3,762
Other interest income                                                 98                525                297              844
                                                          --------------      -------------     --------------   --------------
Total interest income                                             10,771             10,103             21,158           19,308

Interest on deposits                                               3,899              4,266              7,851            8,045
Interest on borrowed funds                                           574                373                995              537
                                                          --------------      -------------     --------------   --------------
Total interest expense                                             4,473              4,639              8,846            8,582
                                                          --------------      -------------     --------------   --------------
Net interest income                                                6,298              5,464             12,312           10,726

Provision for loans losses                                           848                671              1,580              947
                                                          --------------      -------------     --------------   --------------
Net interest income after provision for loan losses                5,450              4,793             10,732            9,779

Net securities gains                                                 122                 23                162               37
Other income                                                       1,913              1,498              3,470            2,846
Other expense                                                      5,375              4,562             10,724            8,805
                                                          --------------      -------------     --------------   --------------
Income before income taxes                                         2,110              1,752              3,640            3,857

Provision for income taxes                                           724                575              1,208            1,235
                                                          --------------      -------------     --------------   --------------
Net income                                                  $      1,386       $      1,177       $      2,432     $      2,622
                                                          ==============      =============     ==============   ==============

Basic weighted average number of shares                        5,148,138          5,141,215          5,148,138        5,135,705
Diluted weighted average number of shares                      5,150,700          5,153,553          5,151,467        5,152,633
Basic net income per share                                  $       0.27       $       0.23       $       0.47     $       0.51
Diluted net income per share                                $       0.27       $       0.23       $       0.47     $       0.51
Dividends per share                                         $      0.085       $       0.08       $       0.17     $       0.16

  See Notes to the Unaudited Condensed Consolidated Financial Statements

              THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                   Three Months Ended June 30,          Six Months Ended June 30,
                                                 ------------------------------       -----------------------------
                                                          1999            1998                1999           1998
                                                          ----            ----                ----           ----
Net Income                                             $ 1,386         $ 1,177             $ 2,432        $ 2,622
Other comprehensive income
     Unrealized gains (losses) arising during
     the period                                         (1,635)             87              (2,705)          (243)
     Less: Reclassification adjustment for gains
     included in net income                                122              37                 162             37
                                                 ------------------------------       -----------------------------
Other comprehensive income (loss)                       (1,757)             50              (2,867)          (279)
                                                 ------------------------------       -----------------------------
Provision for income taxes related to other
 comprehensive income (loss)                              (562)             17                (917)           (95)
                                                 ------------------------------       -----------------------------
Other comprehensive income (loss), net of tax           (1,195)             33              (1,949)          (184)
Comprehensive income, net of tax                       $   191         $ 1,217             $   483        $ 2,438
                                                 ==============================       =============================

See Notes to the Unaudited Condensed Consolidated Financial Statements


              THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                               In Thousands
                                                                                                (Unaudited)
                                                                                         Six Months Ended June 30,
                                                                             ----------------------------------------------
                                                                                      1999                      1998
                                                                             --------------------      --------------------

Net cash provided by operating activities                                          $      4,763              $      2,366

Cash flows from investing activities
 Proceeds from sales of securities available for sale                                    21,703                    16,522
 Proceeds from maturities and calls of securities
     available for sale                                                                  14,650                    19,230
 Purchase of securities available for sale                                              (30,631)                  (36,570)
 Net decrease/(increase) in loans                                                       (27,931)                   18,439
 Purchases of bank premises and equipment                                                (3,015)                     (998)
 Proceeds from sale of bank premises and equipment                                          354                       947
 Investment in low income housing projects                                                  (66)                     (676)
 Investment in other real estate and equipment                                             (461)                     (269)
 Proceeds from sale of other real estate and equipment                                      230
 Investment in Merchants & Planters (net)                                                                         (10,317)
                                                                               -----------------         -----------------

    Net cash provided by/(used in) investing activities                                 (25,167)                    6,308

Cash flows from financing activities
 Net increase in deposits                                                                10,880                    12,745
 Net increase in borrowed funds                                                           7,508                     3,894
 Dividends paid                                                                            (875)                     (691)
 Stock options exercised                                                                                              190
                                                                               -----------------         -----------------

    Net cash provided by financing activities                                            17,513                    16,138

Net increase/(decrease) in cash and cash equivalents                                     (2,891)                   24,812
Cash and cash equivalents at beginning of period                                         36,267                    25,799
                                                                               -----------------         -----------------
Cash and cash equivalents at June 30                                               $     33,376              $     50,611

Supplemental disclosure of clash information:
 Cash paid during the period for:
  Interest                                                                         $      8,804              $      8,408
  Taxes                                                                            $      1,200              $        750

See Notes to the Unaudited Condensed Consolidated Financial Statements

               THE PEOPLES BANCTRUST COMPANY, INC. AND SUBSIDIARY

Notes to the Unaudited Condensed Consolidated Financial Statements (Unaudited)

Accounting Policies:

           The accompanying unaudited consolidated financial statements of The Peoples BancTrust Company, Inc. (the "Company") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. Financial statements for prior periods have been restated to reflect the 1998 merger with Elmore County Bancshares, Inc., accounted for using the pooling-of-interests method of accounting. The 1998 acquisition of Merchants & Planters Bancshares, Inc. was accounted for as a purchase, and is reflected in the financial position and results of operations of the Company since the acquisition date. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Commitments and Contingencies:

           The Company and its subsidiaries are from time to time defendants in legal actions arising from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at June 30, 1999 will have a materially adverse effect on the Company's financial statements.

Derivatives and Hedging Activities:

           In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133, establishes accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It also establishes the condition under which a derivative should be designated as hedging a specific type of exposure and requires the company to establish at the inception of the hedge the method and measurement approach used to assess its effectiveness.

           SFAS 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not believe the adoption of SFAS 133 will have a significant impact on its financial statements and disclosures as it does not currently possess any derivative instruments.

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

Earning Per Share:

           The following table reflects the reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation for the quarter and six months ended June 30, 1999 and 1998:

                                                                                 1999
                                               -------------------------------------------------------------------------------
                                                              Basic                                    Diluted
                                                       Q-T-D             Y-T-D               Q-T-D                 Y-T-D
                                                       -----             -----               -----                 -----

Net income                                         $   1,442           $   2,487         $   1,442            $   2,487
Average shares outstanding                             5,148               5,148             5,148                5,148
 Effect of dilutive securities options                                                           3                    3
                                                                                         ---------            ---------
Diluted average shares outstanding                                                           5,151                5,151
Earnings per share:
 Net income                                        $    0.27           $    0.47         $    0.27            $    0.47



                                                                                 1998
                                             ---------------------------------------------------------------------------------
                                                              Basic                                    Diluted
                                                       Q-T-D               Y-T-D             Q-T-D                Y-T-D
                                                       -----               -----             -----                -----

Net income                                         $   1,177           $   2,622         $   1,177            $   2,622
Average shares outstanding                             5,141               5,136             5,141                5,136
 Effect of dilutive securities options                                                          12                   17
                                                                                         ---------            ---------
Diluted average shares outstanding                                                          5,154                 5,153
Earnings per share:
 Net income                                        $    0.23           $    0.51         $   0.23             $    0.51

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

                              FINANCIAL CONDITION

           Total consolidated assets of the Company and its subsidiary, The Peoples Bank and Trust Company ("PB&T"), totaled $574,809,000 at June 30, 1999, an increase of $17,000,000 from the December 31, 1998 total of $557,809,000. Earning assets at June 30, 1999 were $518,813,000 as compared to $506,809,000 at December 31, 1998.

Investments

           Total investment securities were $127,789,000 at June 30, 1999 as compared to $137,572,000 on December 31, 1998. This represents a decrease of $9,783,000. The reason for this reduction, is a shift of funds out of the investment portfolio and into loans.

           At year-end 1998, and at June 30, 1999, the entire investment portfolio was classified as "available for sale", resulting in the portfolio being marked-to-market. At December 31, 1998, the portfolio had a net unrealized gain of $708,000 as compared to a net unrealized loss of $1,241,000 at June 30, 1999.

Short Term Investments

           Short-term investments totaled $6,047,000 at June 30, 1999 as compared to $12,598,000 at December 31, 1998. This is a decrease of $6,551,000. Short-term investments are comprised of federal funds sold, and securities purchased under agreements to resell. The decrease from December 31, 1998 to June 30, 1999 is due to the significant loan demand during the first half of 1999 which resulted in the Company having no excess funds to sell in the federal funds market.

Loans

           Loans, net of unearned income, increased $28,338,000 from December 31, 1998 to $384,977,000 at June 30, 1999. The sharp rise in the Company's loan portfolio is due to much higher demand for real estate loans during the first two quarters of 1999 than was present at year-end1998.

Allowance For Loan Losses

           In making loans, the Company recognizes the fact that credit losses will occur, and that the risk of loss will vary with, among other things, the type of loan being made and the credit-worthiness of the borrower and the collateral of the security for the loan. The allowance for loan losses is maintained at a level believed to be adequate by management to absorb probable losses in the Company's portfolio.

           Management's determination of allowance adequacy is based, among other things, on estimates of the historical loan loss experience, evaluations of current economic conditions in general and in various sectors of the Company's customer base, and periodic reviews of loan portfolio quality by the Company's personnel, and other relevant factors. Generally reserves will be provided for loans where the ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due, structurally deficient or economically depreciating, and considering the net realizable value of the security of the loan or guarantees, if applicable. Management will continue to monitor the Company's asset quality and will charge off loans against the allowance for loan losses when appropriate or provide specific loss reserves when necessary. Because the allowance is based on assumptions and subjective judgement, it is not necessarily indicative of the actual charge-offs, which may ultimately occur.

           The Company's allowance for loan losses totaled $4,572,000 at June 30, 1999 as compared to $4,291,000 at December 31, 1998. The resulting ratios of allowance to total loans net of unearned interest were 1.19% and 1.20% as of June 30, 1999 and December 31, 1998, respectively. The amount of loans determined by management to require special attention due to potential weaknesses as of June 30, 1999 was $8,418,000, a $668,000 decrease from the $9,086,000 reported at December 31, 1998. A total of $6,279,000 in business loans were classified at June 30, 1999, with $1,223,000 in agricultural, $443,000 in real estate and $473,000 in personal. Standing at 2.19% of the total loan portfolio, management believes the level of classified loans to be acceptable. Management monitors fluctuations of the loan portfolio in light of charge-offs and recoveries, as well as changing economic conditions.

Deposits

           At June 30, 1999, total deposits increased to $471,689,000, or $10,880,000 from their December 31, 1998 total. Between December 31, 1998 and June 30, 1999 non-interest bearing deposits decreased by $7,874,000, and interest-bearing deposits increased $18,754,000. The Company has moved into one additional high growth market, while continuing to experience rapid acquisition of market share in another. These, along with intensified marketing efforts, are the reasons behind the sharp increase in deposit levels.

Liquidity

           The Company has periodic needs for short-term borrowings. At June 30, 1999, short-term borrowings in the form of federal funds purchased totaled $14,156,000, as opposed to $11,811,000 at December 31, 1998. Other borrowed funds increased $5,163,000 to $27,617,000 during the period.

Stockholders' Equity

     Total stockholders' equity at June 30, 1999 was $56,327,000 compared to $56,720,000 at December 31, 1998. This decrease of $338,000 is accounted for in year-to-date earnings of $2,432,000 combined with a change in unrealized gain on available for sale securities of $1,949,000 and a reduction of $876,000 for common stock dividends.

     Risk-based capital regulations require all bank holding companies and banks to achieve and maintain a minimum total capital to risk-weighted assets ratio of 8.00%, at least half of which must be in the form of Tier 1 capital (consisting of stockholders' equity less goodwill). The following table indicates the Company's Tier 1 capital ratio and total capital ratio at June 30, 1999 were 12.24% and 13.37%, respectively. The Company maintained, at June 30, 1999, a leverage ratio of Tier 1 capital to total assets of 8.72% compared to the minimum regulatory standard of 4.00% required of the strongest companies and banks. In addition, the table indicates that the ratios of the Company's subsidiary bank also well exceed the minimum requirements of the regulation.

                                               Risk-Based Capital Ratios & Leverage Ratios
                                                           As of June 30, 1999
                                  -------------------------------------------------------------------

                                                           Dollars in Thousands
RISK-BASED CAPITAL RATIOS
-------------------------

                                               The Company                     PB&T
                                       --------------------------     ------------------------
Tier 1 Capital                             $ 48,042      12.24%          $ 48,583      12.41%
Tier 1 Capital - Minimum Required            15,706       4.00%            15,657       4.00%
                                            --------      -----           --------      -----
Excess                                     $ 32,336       8.24%          $ 32,926       8.41%

Total Capital                              $ 52,514      13.37%          $ 53,055      13.55%
Total Capital - Minimum Required             31,412       8.00%            31,315       8.00%
                                           --------      -----           --------      -----
Excess                                     $ 21,102       5.37%          $ 21,740       5.55%

Net risk-weighted assets                   $392,647                      $391,432

LEVERAGE RATIOS
---------------
Total Tier 1 Capital                       $ 48,042       8.72%          $ 48,583       8.83%
Minimum Leverage Requirement                 22,031       4.00%            16,509       3.00%
                                           --------      -----           --------      -----
Excess                                     $ 26,011       4.72%          $ 32,074       5.83%

Average Total Assets,
      Net of all intangibles               $550,784                      $550,297

                             RESULTS OF OPERATIONS

Three Months Ended June 30, 1999, Compared to Three Months Ended June 30, 1998

     The Company's profitability, like that of many financial institutions, is dependent to a large extent upon its net interest income. Simply stated, net interest income is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest bearing liabilities, such as deposits and borrowings.

     Interest income for the second quarter of 1999 (the "1999 Quarter") was $10,771,000 compared to $10,103,000 for the same quarter of 1998 (the "1998 Quarter"). The increase of $668,000 is due to a rise in the average balance of the Company's loan portfolio, given a slight reduction in its average annual yield.

     The 1999 Quarter saw a slight rise of $44,000 in investment income over the 1998 Quarter. Interest income on investments totaled $1,980,000 for the 1999 Quarter as opposed to $1,936,000 for the same period in 1998.

     Interest income from business loans totaled $2,084,000 for the 1999 Quarter. This represents a decrease of $262,000 when compared to $2,346,000 of interest income for the 1998 Quarter. A reduction in the average yield earned on business loans is the reason for the decline in interest income between the 1998 and 1999 Quarters.

     Personal loan interest income increased to $2,918,000 for the 1999 Quarter from $2,848,000 for the 1998 Quarter. This 2.5% increase in personal loan income is accounted for by the combination of a 4.4% increase in personal loan volume from the end of the 1998 Quarter, offset by a slight reduction in the average yield earned on personal loans during this same period.

     Interest income earned on real estate loans totaled $3,458,000 for the 1999 Quarter as compared to $2,248,000 for the 1998 Quarter. Real estate loans increased to $166,662,000 from $110,410,000 between the 1998 and 1999 Quarters. This significant rise in volume, combined with an increase in the average yield earned on real estate loans, accounts for the large increase in interest income earned in the 1999 Quarter as opposed to the 1998 Quarter.

     Interest paid on deposits totaled $3,899,000 for the 1999 Quarter, as compared to $4,266,000 for the 1998 Quarter. The volume of interest-bearing deposits increased between the 1998 and 1999 Quarters, with the average cost of those deposits decreasing enough to offset the rise in volume. Total interest-bearing deposits at the end of the 1999 Quarter totaled $411,401,000 as opposed to $373,861,000 at the end of the 1998 Quarter.

     Non-interest income for the 1999 Quarter totaled $1,913,000. For the 1998 Quarter, non-interest income totaled $1,498,000. Non-interest expense increased $813,000 from the 1998 Quarter to $5,375,000 for the 1999 Quarter. Non-interest expense for the 1998 Quarter totaled $4,562,000.

     Income before taxes for the 1999 Quarter was $2,110,000, compared to $1,752,000 for the 1998 Quarter. Consequently, the provision for income taxes increased as well. For the 1999 Quarter, the provision for income taxes totaled $724,000 as compared to $575,000 for the 1998 Quarter. The resulting 1999 Quarter net income was $1,386,000, compared to net income for the 1998 Quarter of $1,177,000. Earnings per share for the 1999 Quarter was $.27, compared to $.23 for the 1998 Quarter.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

      Interest income for the six months ended June 30, 1999 totaled $21,158,000, an increase of $1,850,000 from the comparable period of 1998.

      Interest income on the Company's investment securities portfolio for the six months ended June 30, 1999 totaled $3,984,000, which translates to an average annual yield of 5.85%. For the six months ended June 30, 1998, income from investment securities totaled $3,762,000, indicating a 5.82% average annual yield.

      Interest income on the Company's loans totaled $16,877,000 for the six-month period ended June 30, 1999. For the same period 1998, interest income on loans totaled $14,702,000. Average volume of loans for the six months ended June 30, 1999 was $361,824,000 yielding a 9.33% average annual return. For the same period 1998, the average volume of loans was $303,928,000, earning a yield of 9.67%.

      Interest expense on interest-bearing deposits for the six months ended June 30, 1999 totaled $7,851,000, indicating an average cost for deposits equal to 3.97%. For the same period 1998, interest expense on deposits totaled $8,045,000, indicating an average cost equal to 4.55%. The average balances of interest-bearing deposits for the six months ended June 30, 1999 and 1998 were $395,805,000 and $353,683,000 respectively.

      The resulting net interest income of the Company for six months ended June 30, 1999 totaled $12,312,000. This represents an increase of $1,586,000 over net interest income for the same period 1998 of $10,726,000.

      Provision for loan losses for the six months ended June 30, 1998 totaled $1,580,000 as compared to $947,000 for the same period in 1998. The growth in loans is the primary reason for this significant increase in provision for loan losses between the two periods being compared. Provision for loan losses are charges made against net interest income, and applied to the allowance for loan losses. See"--Financial Condition--Allowance for Loan Losses" above.

      During the six months ended June 30, 1999, non-interest income totaled $3,470,000 as compared to $2,846,000 for the same period 1998. This $642,000 increase in non-interest income is attributed to an expansion of the Company's fee structure and marketing efforts, as well as having attracted new customer accounts.

      Non-interest expense for the six months ended June 30, 1999 totaled $10,724,000as compared to $8,805,000 for the same period of 1998. The $1,919,000 increase is primarily due to the expenses required to operate the added facilities and compensate the additional personnel resulting from the two acquisitions during 1998.

      For the six months ended June 30, 1999, income before taxes totaled $3,640,000 compared to $3,857,000 for the same period in 1998. The income tax provision for six months ended June 30, 1999 totaled $1,208,000, whereas for the same period in 1998 it totaled $1,235,000. The resulting net income at June 30, 1999 for the six months then ended totaled $2,432,000 compared to $2,622,000 for the same period in 1998.

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

      As part of the plan, an oversight committee has been set up to monitor vendor Year 2000 compliance, and identify systems and equipment crucial to the Company's operations. These systems have been tested to assure they will be able to handle the Year 2000 event, thus minimizing risk to the Company.

      The Company is committed to a plan for achieving Year 2000 compliance, which focuses not only on its own systems and equipment, but also on its customers. Peoples Bank is educating and assisting customers in identifying their Year 2000 Problems. Peoples Bank has developed policies and procedures to help identify potential risks to Peoples Bank and to gain a better understanding of how its customers are managing their own risks associated with the Year 2000 Problem.

      The Company has maintained a Business Resumption Contingency Plan to insure continued operation through any foreseeable disaster or event. This plan has been updated to include scenarios specific to the Year 2000 event, including loss of utilities, communication, transportation, and other resources critical to core banking functions. Key personnel will be trained and each functional piece of the plan tested before the end of September 1999.

      As of July 31, 1999 Year 2000 compliance costs have not been material, totaling approximately $35,000. The Company currently anticipates that its Year 2000 expenditures will total approximately $350,000.

     Should the Company find itself adversely affected as a result of the Year 2000 event, the degree to which it is effected will depend entirely upon which systems are impacted. The worst case scenario would be that the Company is unable to process and post customer transactions using its automated procedures. Were this to happen, contingency plans have been devised and tested and will be in place so as to allow customers to conduct basic banking transactions. The Company is also addressing the issue of having adequate cash on hand in the event the demand for cash rises as December 31, 1999 approaches and in the immediate future thereafter.

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

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Management currently is not aware of any material legal proceedings to which the Company or Peoples Bank is a party, or to which any of their property is subject.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              Exhibit 27 - Financial Data Schedule (SEC use only)

         (b)  Not applicable.

ITEM. 4  Submission of Matters to a Vote of Security Holders

     On April 13, 1999, the Company held its Annual Meeting of Shareholders at which the following matters were considered and voted on:

Proposal I - Election of Directors

NOMINEES                                FOR            WITHHELD
--------                                ---            -------
John Crear                            4,667,105         2,985
Clyde B. Cox, Jr.                     4,667,105         2,985
Arnold B. Dopson                      4,667,105         2,985
Harry W. Gamble, Jr.                  4,667,025         3,065
Ted M. Henry                          4,667,105         2,985
Elam P. Holley, Jr.                   4,667,105         2,985
Edith Morthland Jones                 4,667,105         2,985
A. D. Lovelady                        4,667,105         2,985
Richard P. Morthland                  4,667,105         2,985
Thomas E. Newton                      4,667,025         3,065
Walter Owens                          4,667,025         3,065
David Y. Pearce                       4,667,105         2,985
C. Ernest Smith                       4,667,105         2,985
Julius E. Talton, Jr.                 4,667,105         2,985
Daniel P. Wilbanks                    4,667,105         2,985

     There were no abstentions or broker non-votes.

Proposal II - Adoption of the 1999 Stock Option Plan

For             4,108,028
Against           180,034
Abstain           382,028


     There were no broker non-votes.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   The Peoples BancTrust Company, Inc.


Date: August 13, 1999              /s/ Richard P. Morthland
                                   -----------------------------------------
                                   Richard P. Morthland
                                   Chairman and Chief Executive Officer


Date:  August 13, 1999             /s/ Andrew C. Bearden
                                   -----------------------------------------
                                   Andrew C. Bearden
                                   Executive Vice President and
                                   Chief Financial Officer


Date:  August 13, 1999             /s/ Virginia L. Sellers
                                   -----------------------------------------
                                   Virginia L. Sellers
                                   Vice President and Treasurer
                                   (Principal Accounting Officer)