Form 10-Q
period 1999-09-30
PEOPLES BANCTRUST CO INC
filed 1999-11-15
CIK 762128

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



(MARK ONE)

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999


     OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission File Number:  O-13653



                      THE PEOPLES BANCTRUST COMPANY, INC.
                      -----------------------------------
             (Exact name of registrant as specified on its charter)

          Alabama                                          63-0896239
-------------------------------                     ----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)

310 Broad Street, Selma, Alabama                                  36701
----------------------------------------                ------------------------
(Address of principal executive offices)                       (Zip Code)

                                 (334) 875-1000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

          Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter time period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X        No
                                              ---------

          As of the close of business on November 12, 1999, 5,148,138 shares of registrant's Common Stock, par value $.10 per share, were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

              THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   In Thousands
                                                      September 30, 1999     December 31, 1998
                                                      -------------------    ------------------
                                                          (Unaudited)
ASSETS:
Cash and due from banks                               $           24,153     $          23,669
Federal funds sold and securities purchased under
agreements to resell                                               4,993                12,598
                                                      ------------------     -----------------
Total cash and cash equivalents                                   29,146                36,267

Securities available-for-sale                                    120,119               137,572

Loans, net of unearned income                                    414,956               356,639
Allowance for loan losses                                         (4,513)               (4,291)
                                                      ------------------     -----------------
Net loans                                                        410,443               352,348

Premises and equipment                                            13,013                10,806
Intangibles                                                        9,240                 9,803
Other real estate, net                                               838                   530
Other assets                                                       9,968                10,483
                                                      ------------------     -----------------
Total assets                                          $          592,767     $         557,809
                                                      ==================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Noninterest-bearing deposits                          $           61,403     $          68,162
Interest-bearing deposits                                        415,183               392,647
                                                      ------------------     -----------------
Total deposits                                                   476,586               460,809

Federal funds purchased and securities sold under
agreements to repurchase                                          21,453                11,811
Other borrowed funds                                              32,300                22,454
Other liabilities                                                  5,554                 6,015
                                                      ------------------     -----------------
Total liabilities                                                535,893               501,089

Common stock                                                         519                   519
Additional paid-in-capital                                         6,286                 6,286
Treasury stock                                                      (637)                 (637)
Retained earnings                                                 52,315                49,844
Accumulated other comprehensive income (loss),
net of tax                                                        (1,609)                  708
                                                      ------------------     -----------------
Total stockholders' equity                                        56,874                56,720
                                                      ------------------     -----------------
Total liabilities and stockholders' equity            $          592,767     $         557,809
                                                      ==================     =================

See Notes to the Unaudited Condensed Consolidated Financial Statements

              THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                    In Thousands, except share and per share data
                                                                                      (Unaudited)
                                                                    Three Months Ended            Nine Months Ended
                                                                      September 30,                  September 30,
                                                                 -------------------------     ------------------------
                                                                   1999            1998          1999           1998
                                                                   ----            ----          ----           ----
Interest and fees on loans                                       $    9,454     $    8,422     $   26,331    $   23,124
Interest and dividends on investment securities                       1,912          2,112          5,896         5,874
Other interest income                                                    18            258            315         1,102
                                                                 ----------     ----------     ----------    ----------
Total interest income                                                11,384         10,792         32,542        30,100

Interest on deposits                                                  4,150          4,290         12,001        12,335
Interest on borrowed funds                                              577            359          1,572           896
                                                                 ----------     ----------     ----------    ----------
Total interest expense                                                4,727          4,649         13,573        13,231
                                                                 ----------     ----------     ----------    ----------
Net interest income                                                   6,657          6,143         18,969        16,869

Provision for loans losses                                            1,290            745          2,870         1,692
                                                                 ----------     ----------     ----------    ----------
Net interest income after provision for loan losses                   5,367          5,398         16,099        15,177

Net securities gains                                                     42            106            204           143
Other non-interest income                                             1,886          1,675          5,356         4,521
Other non-interest expense                                            5,277          5,112         16,001        13,917
                                                                 ----------     ----------     ----------    ----------
Income before income taxes                                            2,018          2,067          5,658         5,924

Provision for income taxes                                              666            636          1,874         1,871
                                                                 ----------     ----------     ----------    ----------
Net income                                                       $    1,352     $    1,431     $    3,784    $    4,053
                                                                 ==========     ==========     ==========    ==========

Basic weighted average number of shares (1)                       5,148,138      5,147,790      5,148,138     5,139,778
Diluted weighted average number of shares (2)                     5,150,700      5,165,135      5,150,811     5,162,342
Basic net income per share                                       $     0.26     $     0.28     $     0.74    $     0.79
Diluted net income per share                                     $     0.26     $     0.28     $     0.73    $     0.79
Dividends per share                                              $    0.085     $     0.08     $    0.255    $     0.24


See Notes to the Unaudited Condensed Consolidated Financial Statements

              THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                         Three Months Ended                Nine Months Ended
                                                                             September 30,                    September 30,
                                                                      --------------------------       ----------------------------
                                                                         1999            1998             1999              1998
                                                                      -----------     ----------       ----------        ----------
Net income                                                            $     1,352     $    1,431       $    3,784        $    4,053

Other comprehensive income
Unrealized gains (losses) on securities available for sale during
the period                                                                   (499)         1,566           (3,204)            1,324
Less: Reclassification adjustment for net gains included in net
income                                                                         42            106              204               143

                                                                      -----------     ----------       ----------        ----------


Other comprehensive income (loss)                                            (541)         1,460           (3,408)            1,181
                                                                      -----------     ----------       ----------        ----------

Provision (benefit) for income taxes related to items of other
comprehensive income (loss)                                                  (173)           496           (1,091)              402
                                                                      -----------     ----------       ----------        ----------


Other comprehensive income (loss), net of tax                                (368)           964           (2,317)              779
                                                                      -----------     ----------       ----------        ----------

Comprehensive income, net of tax                                      $       984     $    2,395       $    1,467        $    4,832
                                                                      ===========     ==========       ==========        ==========


See Notes to the Unaudited Condensed Consolidated Financial Statements

              THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                 In Thousands
                                                                                                  (Unaudited)
                                                                                        Nine Months Ended September 30,
                                                                                    --------------------------------------
                                                                                          1999                  1998
                                                                                    ---------------       ----------------
Cash Provided by Operating Activities                                               $         4,975       $         27,823

Cash Flow From Investing Activities
  Proceeds from sales of investment securities available-for-sale                            28,957                 29,010
  Proceeds from maturity and call of investment securities-available-for sale                17,409                 32,563
  Purchases of investment securities available-for-sale                                     (32,142)               (67,683)
  Net increase in loans                                                                     (56,901)                (3,478)
  Proceeds from sale of other real estate                                                       269                      -
  Purchases of bank premises and equipment                                                   (3,728)                (1,420)
  Proceeds from sale of bank premises and equipment                                             310                    248
  Investment in low income housing                                                             (105)                  (712)
  Investment in other real estate and equipment                                                (117)                  (269)
  Investment in Merchants & Planters (net)                                                        -                (10,317)
                                                                                    ---------------       ----------------
Net Cash Used by Investing Activities                                                       (46,048)               (22,058)

Cash Flow From Financing Activities
  Increase in deposits                                                                       15,777                  6,885
  Net increase (decrease) in borrowed funds                                                  19,488                 (6,485)
  Dividends paid                                                                             (1,313)                (1,373)
  Stock options excercised                                                                        -                    218
                                                                                    ---------------       ----------------
Net Cash Provided (Used) by Financing Activities                                             33,952                   (755)

Net Increase (Decrease) in Cash and Cash Equivalents                                         (7,121)                 5,010
Cash and Cash Equivalents Beginning of year                                                  36,267                 25,799
                                                                                    ---------------       ----------------
Cash and Cash Equivalents at September 30, 1999                                     $        29,146       $         30,809

Cash paid for interest                                                              $        13,095       $         12,555
Cash paid for income taxes                                                          $         1,800       $          1,558

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

Commitments and Contingencies:

          The Company and its subsidiaries are from time to time defendants in legal actions arising from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at September 30, 1999 will have a materially adverse effect on the Company's financial statements.

Derivatives and Hedging Activities:

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It also establishes the condition under which a derivative should be designated as hedging a specific type of exposure and requires the company to establish at the inception of the hedge the method and measurement approach used to assess its effectiveness.

          SFAS 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not believe the adoption of SFAS 133 will have a significant impact on its financial statements and disclosures as it does not currently possess any derivative instruments.

Earnings Per Share:

          The following table reflects the reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation for the quarter and nine months ended September 30, 1999 and 1998:

                                                         1999
                                       ----------------------------------------
                                             Basic                Diluted
                                        Q-T-D      Y-T-D      Q-T-D      Y-T-D
                                        -----      -----      -----      -----

Net income                             $ 1,352    $ 3,784    $ 1,352    $ 3,784
Average shares outstanding               5,148      5,148      5,148      5,148
    Effect of dilutive securities:
    Stock Options                                                  3          3
                                                              ------     ------
Diluted average shares outstanding                             5,151      5,151
Earnings per share:
    Net income                         $  0.26    $  0.74    $  0.26    $  0.73


                                                         1998
                                       ----------------------------------------
                                             Basic                Diluted
                                        Q-T-D      Y-T-D      Q-T-D      Y-T-D
                                        -----      -----      -----      -----

Net income                             $ 1,431    $ 4,053    $ 1,431    $ 4,053
Average shares outstanding               5,148      5,140      5,148      5,140
    Effect of dilutive securities:
    Stock Options                                                 17         22
                                                              ------     ------
Diluted average shares outstanding                             5,165      5,162
Earnings per share:
    Net income                         $  0.28    $  0.79    $  0.28    $  0.79

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                    GENERAL

     The following analysis focuses on the financial condition of The Peoples BancTrust Company, Inc. (the "Company"), and should be read in conjunction with the consolidated financial statements included in this report.

     Management's discussion and analysis includes certain forward-looking statements addressing, among other things, the Company's prospects for earnings, asset growth and net interest margin. Forward-looking statements are accompanied by, and identified with, such terms as "anticipates," "believes," "expects," "intends," and similar phrases. Management's expectations for the Company's future necessarily involve a number of assumptions and estimates. Factors that could cause actual results to differ from the expectations expressed herein are: substantial changes in interest rates, changes in the general economy; changes in the Company's strategies for credit-risk management, interest-rate risk management and investment activities. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized.

     Financial statements for prior periods have been restated to reflect the July 31, 1998 merger with Elmore County Bancshares, Inc., ("Elmore County") accounted for using the pooling-of-interests method of accounting. The March 6, 1998 acquisition of Merchants & Planters Bancshares, Inc. ("M&P") was accounted for as a purchase, and is reflected in the financial position and results of operations of the Company since the acquisition date.

                              FINANCIAL CONDITION

     Total consolidated assets of the Company and its subsidiary, The Peoples Bank and Trust Company ("PB&T"), totaled $592,767,000 at September 30, 1999, an increase of $34,958,000 from the December 31, 1998 total of $557,809,000. Earning assets at September 30, 1999 were $540,779,000 as compared to $507,236,000 at December 31, 1998.

Investments

     Total investment securities were $120,119,000 at September 30, 1999 as compared to $137,572,000 on December 31, 1998. This represents a decrease of $17,453,000. This reduction is the result of a shift of funds out of the investment portfolio and into loans, to meet increased loan demand.

     At year-end 1998, and at September 30, 1999, the entire investment portfolio was classified as "available for sale", resulting in the portfolio being marked-to-market. At December 31, 1998, the portfolio had a net unrealized gain of $708,000, net of income taxes, as compared to a net unrealized loss of $1,609,000, net of income taxes, at September 30, 1999.

Short -Term Investments

     Short-term investments totaled $4,993,000 at September 30, 1999, as compared to $12,598,000 at December 31, 1998, a decrease of $7,605,000. Short-term investments are comprised of federal funds sold, and securities purchased under agreements to resell. The decrease from December 31, 1998 to September 30, 1999 is due to the significant rise in loan demand during 1999, which resulted in the Company having less excess funds to sell in the federal funds market.

Loans

     Loans, net of unearned income, increased $58,317,000, or 16.35% from December 31, 1998 to $414,956,000 at September 30, 1999. The sharp rise in volume of the Company's loan portfolio is due to much higher loan demand in 1999 than was present in 1998. Also, the Company entered into the Lee County, Alabama market late in 1998, where it has experienced significant loan growth as well.

Allowance for Loan Losses

     In making loans, the Company recognizes the fact that credit losses will occur, and that the risk of loss will vary with, among other things, the type of loan being made, the credit-worthiness of the borrower and the collateral (if any) for the loan. The allowance for loan losses is maintained at a level believed to be adequate by management to absorb potential losses in the Company's portfolio.

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

     The Company's allowance for loan losses totaled $4,513,000 at September 30, 1999, as compared to $4,291,000 at December 31, 1998. The resulting ratios of allowance to total loans net of unearned interest were 1.09% and 1.20% as of September 30, 1999 and December 31, 1998, respectively. The amount of loans determined by management to require special attention due to potential weaknesses as of September 30, 1999 was $9,350,000, a $264,000 increase from the $9,086,000 reported at December 31, 1998. Included in such amount at September 30, 1999 were $6,237,000 in business loans , $1,546,000 in agricultural loans, $870,000 in real estate loans and $697,000 in personal loans. Standing at 2.25% of the total loan portfolio, management believes the level of classified loans to be acceptable. Non-accrual loans at September 30, 1999 represented 64.94% of the allowance for loan losses. Management monitors fluctuations of the loan portfolio in light of charge-offs and recoveries, as well as changing economic conditions.

Deposits

     At September 30, 1999, total deposits increased to $476,586,000, or $15,777,000 from their December 31, 1998 total. Between December 31, 1998 and September 30, 1999, non-interest bearing deposits decreased $6,759,000, and interest-bearing deposits increased $22,536,000. The Company continues to experience rapid growth of deposit market share in one of its newer markets.

Liquidity

     The Company has periodic needs for short-term borrowings. At September 30, 1999, short-term borrowings in the form of federal funds purchased and securities sold under agreements to repurchase totaled $21,453,000, as compared to $11,811,000 at December 31, 1998.

     Other borrowed funds increased $9,846,000, to $32,300,000 at September 30, 1999. These funds are borrowed from the Federal Home Loan Bank of Atlanta, Georgia. In addition to the shifting of funds out of the investment portfolio, and an increase in deposits, other borrowed funds were utilized in funding the significant loan growth. The Federal Home Loan Bank of Atlanta, Georgia, is the primary source of external loan funding utilized by the Company.

Stockholders' Equity

     Total stockholders' equity at September 30, 1999 was $56,874,000, compared to $56,720,000 at December 31, 1998. This increase of $154,000 is the result of year-to-date earnings of $3,784,000, partially offset by a decrease in unrealized gain (loss) on available for sale securities of $2,317,000 and the payment of $1,313,000 of dividends on common stock.

     Risk-based capital regulations require all bank holding companies and banks to achieve and maintain a minimum total capital to risk-weighted assets ratio of 8.00%, at least half of which must be in the form of Tier 1 capital (consisting of stockholders' equity less goodwill). The following table indicates the Company's Tier 1 capital ratio and total capital ratio at September 30, 1999 were 11.83% and 12.91%, respectively. The Company maintained, at September 30, 1999, a leverage ratio of Tier 1 capital to total average assets of 8.80%, compared to the minimum regulatory standard of 4.00% required of the strongest companies and banks. In addition, the table indicates that the ratios of PB&T also well exceed the minimum requirements of the regulation.

                                     Risk-Based Capital Ratios & Leverage Ratios
                                               As of September 30, 1999
                                     -------------------------------------------

                                             Dollars in Thousands
RISK-BASED CAPITAL RATIOS
-------------------------

                                          The Company              PB&T
                                     -------------------------------------------
Tier 1 Capital                        $ 49,242   11.83%      $ 49,664   11.98%
Tier 1 Capital - Minimum Required       16,656    4.00%        16,583    4.00%
                                      --------   -----       --------   -----
Excess                                $ 32,586    7.83%      $ 33,081    7.98%

Total Capital                         $ 53,755   12.91%      $ 54,177    9.47%
Total Capital - Minimum Required        33,312    8.00%        45,767    8.00%
                                      --------   -----       --------   -----
Excess                                $ 20,443    4.91%      $  8,410    1.47%

Net risk-weighted assets              $416,395               $414,571

LEVERAGE RATIOS
-----------------------------
Total Tier 1 Capital                  $ 49,242    8.80%      $ 49,664    8.90%
Minimum Leverage Requirement            22,373    4.00%        22,321    4.00%
                                      --------   -----       --------   -----
Excess                                $ 26,869    4.80%      $ 27,343    4.90%

Average Total Assets,
      Net of all intangibles          $559,324               $558,223

                             RESULTS OF OPERATIONS

Three Months Ended September 30, 1999, Compared to Three Months Ended September 30, 1998

     The Company's profitability, like that of many financial institutions, is dependent to a large extent upon its net interest income. Simply stated, net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investments, and interest expense incurred on interest bearing liabilities, such as deposits and borrowings.

     Interest income for the third quarter of 1999 (the "1999 Quarter") was $11,384,000, compared to $10,792,000 for the same quarter of 1998 (the "1998
Quarter"). The increase of $592,000 is due to a rise in the average balance of the Company's loan portfolio, given reductions in the average balances of other interest earning assets categories, as well as a slight reduction in net interest margin.

     The 1999 Quarter saw a decrease of $200,000 in investment income, as compared to the 1998 Quarter. Interest income on investments totaled $1,912,000 for the 1999 Quarter, as opposed to $2,112,000 for the same period in 1998.

     Interest income from business loans totaled $2,362,000 for the 1999 Quarter. This represents a decrease of $90,000 when compared to $2,452,000 of interest income for the 1998 Quarter. A reduction in the average yield earned on business loans is the reason for the decline in interest income between the 1998 and 1999 Quarters.

     Personal loan interest income fell to $2,933,000 for the 1999 Quarter, from $3,598,000 for the 1998 Quarter. This $665,000 decrease in personal loan income is the result of a reduction in the average yield earned on these loans.

     Interest income earned on real estate loans totaled $3,902,000 for the 1999 Quarter as compared to $2,131,000 for the 1998 Quarter. Between the 1998 and 1999 Quarters, the average volume of real estate loans increased significantly. This significant rise in volume, combined with an increase in the average yield earned on real estate loans, accounts for the large increase in interest income earned on these loans in the 1999 Quarter as opposed to the 1998 Quarter.

     Interest expense recognized on deposits totaled $4,150,000 for the 1999 Quarter, as compared to $4,290,000 for the 1998 Quarter. This decrease is attributable to a reduction in the average cost of said deposits, offset by an increase in average volume.

     Non-interest income for the 1999 Quarter totaled $1,886,000. For the 1998 Quarter, non-interest income totaled $1,675,000. Non-interest expense increased $165,000 from the 1998 Quarter to $5,277,000 for the 1999 Quarter. Non-interest expense for the 1998 Quarter totaled $5,112,000.

     Income before taxes for the 1999 Quarter was $2,018,000, compared to $2,067,000 for the 1998 Quarter. Consequently, the provision for income taxes increased as well. For the 1999 Quarter, the provision for income taxes totaled $666,000 as compared to $636,000 for the 1998 Quarter. The resulting 1999 Quarter net income was $1,352,000, compared to net income for the 1998 Quarter of $1,431,000. Earnings per share for the 1999 Quarter was $.26, compared to $.28 for the 1998 Quarter.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     Interest income for the nine months ended September 30, 1999 totaled $32,542,000, an increase of $2,442,000 from $30,100,000 for the same period in 1998. The average volume of interest earning assets rose to $516,854,000 at September 30, 1999, representing an increase of $50,300,000 over the September 30, 1998 level of $466,554,000. The increase in average volume resulted in the increase in interest income, given the average annual yield on interest earning assets for the period ended September 30,1999 was lower than for the same period in 1998. The average annual yield realized on interest earning assets at September 30, 1999 was 8.39%, whereas for the same period in 1998 it was 8.60%.

      Interest income on the Company's investment securities portfolio for the nine months ended September 30, 1999 totaled $5,896,000, which translates to an average annual yield of 5.96%. For the nine months ended September 30, 1998, income from investment securities totaled $5,874,000, resulting in a 5.92% average annual yield. The slight rise in interest income on investment securities is entirely the result of the increased average annual yield, given that average volume at September 30, 1999 was slightly lower when compared to September 30, 1998.

      Interest income on the Company's loans totaled $26,331,000 for the nine-month period ended September 30, 1999. For the same period in 1998, interest income on loans totaled $23,124,000. Average loans for the nine months ended September 30, 1999 was $375,899,000 yielding a 9.34% average annual return. For the same period in 1998, average loans was $310,309,000, earning an average annual yield of 9.94%. The $3,207,000 increase in loan interest income is to the result of the increase in average volume, while the average annual yield actually decreased.

      Interest expense on interest-bearing deposits for the nine months ended September 30, 1999 totaled $12,001,000, with an average cost for these deposits equal to 3.99%. For the same period in 1998, interest expense on deposits totaled $12,335,000, with an average cost equal to 4.52%. The average balances of interest-bearing deposits for the nine months ended September 30, 1999 and
1998 were $401,533,000 and $363,728,000 respectively.   Given the rise in the
average volume of interest-bearing deposits, the slight decrease in interest paid on them is the result of the reduction in the average annual rate paid on them.

      The resulting net interest income of the Company for nine months ended September 30, 1999 totaled $18,969,000. This represents an increase of $2,100,000 over net interest income for the same period 1998 of $16,869,000.
Net interest margin for the Company at September 30, 1999 was 4.89%, whereas for the same period 1998 it was 4.82%.

      Provision for loan losses for the nine months ended September 30, 1999 totaled $2,870,000, as compared to $1,692,000 for the same period in 1998. Net charge offs coupled with loan growth, accounts for this significant increase in provision for loan losses between the two periods being compared. During 1999, final assimilation of those loans acquired with the M&P purchase and the Elmore County merger took place. Applying the Company's policies and standards to these loans made necessary additional funding of the allowance for loan losses account. Provision for loan losses are charges made against net interest income, and applied to the allowance for loan losses. See"--Financial Condition-- Allowance for Loan Losses" above.

      During the nine months ended September 30, 1999, non-interest income totaled $5,356,000, as compared to $4,521,000 for the same period 1998. This $835,000 increase in non-interest income is attributed to an expansion of the Company's fee structure and the effects of having attracted new customer accounts.

      Non-interest expense for the nine months ended September 30, 1999 totaled $16,001,000 as compared to $13,917,000 for the same period of 1998. The $2,084,000 increase is primarily due to the expenses required to operate the added facilities and compensate the additional personnel resulting from the M&P acquisition during 1998.

      For the nine months ended September 30, 1999, income before taxes totaled $5,658,000, compared to $5,924,000 for the same period in 1998. The income tax provision for nine months ended September 30, 1999 totaled $1,874,000, whereas for the same period in 1998 it totaled $1,871,000. The resulting net income for the nine months ended September 30, 1999 totaled $3,784,000, compared to $4,053,000 for the same period in 1998.

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

      As part of the plan, an oversight committee was established to monitor vendor Year 2000 compliance, and identify systems and equipment crucial to the Company's operations. These systems have been tested to assure they will be able to handle the Year 2000 event, thus minimizing risk to the Company.

      The Company is committed to a plan for achieving Year 2000 compliance, which focuses not only on its own systems and equipment, but also on its customers. Peoples Bank continues to educate and assist customers in identifying their Year 2000 Problems. Peoples Bank has developed policies and procedures to help identify potential risks to Peoples Bank and to gain a better understanding of how its customers are managing their own risks associated with the Year 2000 Problem.

      The Company has established a Business Resumption Contingency Plan to insure continued operation through any foreseeable disaster or event. This plan has been updated to include scenarios specific to the Year 2000 event, including loss of utilities, communication, transportation, and other resources critical to core banking functions. Key personnel have been trained and each functional piece of the plan tested.

      As of October 31, 1999, Year 2000 compliance costs have remained within budgeted expectations, totaling approximately $165,000. The Company currently anticipates that its Year 2000 direct compliance costs will total approximately $350,000. The Company does not separately track internal costs incurred for year 2000 compliance; such costs are primarily related to payroll expenditures. Funding for such costs has been, and will continue to be derived from normal operating cash flow.

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

      The Company is also addressing the issue of having adequate cash on hand in the event the demand for cash rises as December 31, 1999 approaches and in the immediate future thereafter. On October 29, 1999 the Company procured a $10,000,000 advance from the Federal Home Loan Bank of Atlanta, for the expressed purpose of insuring adequate cash levels before, during and after the year 2000 event.

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


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

George Edward Marsh v. The Peoples Bank and Trust Company, et al.,  This case
--------------------------------------------------------------------
was settled for an amount that had no material effects on the financial statements of the Company.

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

                              The Peoples BancTrust Company, Inc.


Date:  November 12, 1999      /s/: Richard P. Morthland
                              -------------------------------------
                              Richard P. Morthland
                              Chairman and Chief Executive Officer


Date:  November 12, 1999      /s/: Andrew C. Bearden, Jr.
                              -------------------------------------
                              Andrew C. Bearden, Jr.
                              Executive Vice President and
                              Chief Financial Officer


Date:  November 12, 1999      /s/: Thomas P. Wilbourne
                              -------------------------------------
                              Thomas P. Wilbourne
                              Assistant Treasurer
                              (Principal Accounting Officer)