Form 10-K
period 1999-12-31
PEOPLES BANCTRUST CO INC
filed 2000-03-30
CIK 762128

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1999
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________________ to ________________

Commission file number           0-13653
                       --------------------------

                       THE PEOPLES BANCTRUST COMPANY, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)
                   Alabama                                    63-0896239
---------------------------------------------           ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)

310 Broad Street, Selma, Alabama                                36701
-----------------------------------------                 -----------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The registrant's voting stock is traded on the NASDAQ SmallCap Market. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price ($12.125 per share) at which the stock was sold on March 21, 2000, was approximately $39,316,000. For purposes of this calculation, the term "affiliate" refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant's Common Stock.

As of the close of business on March 30, 2000, 5,148,138 shares of the registrant's Common Stock were outstanding.

                       Documents Incorporated By Reference

Part II:
Annual Report to Stockholders for the year ended December 31, 1999.

Part III:
Portions of the definitive proxy statement for the Annual Meeting of the Shareholders to be held on April 11, 2000.

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

     BancTrust and Peoples Bank are headquartered in Selma, Alabama. Peoples Bank conducts a general commercial and full-service retail banking business in Dallas, Autauga, Butler, Bibb, Shelby, Tallapossa and Elmore counties and surrounding areas of Alabama. In addition, Peoples Bank offers trust and financial management services. Peoples Bank provides banking services to individuals, corporations and others. Peoples Bank's services also include the sale of traveler's checks, the rental of safe deposit facilities, collection of domestic and foreign items, issuance of cashier's checks and money orders, 24-hour Automated Teller Machine ("ATM") service, bank by mail and night depository and other customary banking services. Peoples Bank makes commercial, personal, construction and real estate loans and accepts both demand and time deposits. Peoples Bank offers a wide variety of other financial products through its brokerage department and insurance agency.

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

     BancTrust's executive offices and the main office of Peoples Bank are located at 310 Broad Street, Selma, Alabama 36701. Peoples Bank also operates four branches in Selma, four branches in Tallassee, three branches in Prattville, two branches in Greenville, and one branch in each of Plantersville, Georgiana, McKenzie, Centreville, Millbrook, Montevallo, Eclectic, North Bibb and Opelika, Alabama. BancTrust's telephone number is (334) 875-1000.

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

LENDING ACTIVITIES

     Loan Composition. The following table sets forth a five-year comparison of major categories of BancTrust's loans.

                                                                      At December 31,
                                        ----------------------------------------------------------------------------
                                             1999           1998            1997           1996           1995
                                             ----           ----            ----           ----           ----
                                                                      (In Thousands)
Commercial and industrial               $    127,071   $    116,783    $    103,090   $    91,808    $    70,950
Real estate - mortgage(1)                    200,996        120,918         106,222        88,090         73,415
Personal                                      99,857        110,306          89,807        86,491         87,295
Overdrafts and credit line                    10,767         10,786           7,367         5,261          5,158
                                        ----------------------------------------------------------------------------
Total loans                             $    438,691   $    358,793    $    306,486   $   271,650    $   236,818
                                        ============================================================================
Less:
Unearned discount                       $      1,959   $      2,154    $       753    $     2,349    $     6,389
Allowance for loan losses                      5,333          4,291          3,446          3,173          2,687
                                        ----------------------------------------------------------------------------
Total loans, net                        $    431,399   $    352,348    $    302,287   $   266,128    $   227,742
                                        ============================================================================

------------------
(1)  Includes real estate-construction loans.

     The above loans include agricultural loans totaling approximately $22.4 million, $21.9 million, $17.1 million, $16.6 million, and $15.8 million at December 31, 1999, 1998, 1997, 1996, and 1995 respectively. Such agricultural loans do not include other business or personal loans the proceeds of which were used for non-agricultural purposes. The primary source of repayment these loans is a farm commodity (e.g., timber). See Note 6 of Notes to Consolidated Financial Statements in BancTrust's Annual Report to Stockholders for the year ended December 31, 1999, which is incorporated herein by reference.

     Loan Maturities. The following table reflects at December 31, 1999 the dollar amount of loans maturing or subject to rate adjustment based on their contractual terms. Loans with fixed rates are reflected based upon the contractual repayment schedule while loans with variable interest rates are reflected based upon the contractual repayment schedule up to the contractual rate adjustment date. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity are reported as due within three months.

                                     0 -3 Months    4 -12 Months     1 -5 Years      After 5 Years        Total
                                     -----------    ------------     ----------      -------------        -----
                                                                     (In thousands)
Commercial and industrial                $  84,019       $  18,708      $   17,543        $    6,801     $   127,071
Real estate-mortgage                        47,401          68,365          11,958            73,272         200,996
Personal, overdrafts and
     credit lines                           20,151          12,619          69,022             8,832         110,624
                                    ---------------------------------------------------------------------------------
                                         $ 151,571       $  99,692      $   98,523        $   88,905     $   438,691
                                    =================================================================================
Loans with fixed interest rates
Loans with variable interest rates       $  34,691       $  30,515      $   91,023        $   88,348     $   244,577
                                    ---------------------------------------------------------------------------------
                                           116,880          69,177           7,500               557         194,114
                                    =================================================================================
                                         $ 151,571       $  99,692      $   98,523        $   88,905     $   438,691
                                    =================================================================================

     Note 6 of Notes to Consolidated Financial Statements in BancTrust's Annual Report to Stockholders for the year ended December 31, 1999 (Exhibit No. 13) is incorporated herein by reference.

     Commercial and Industrial Loans. These loans are generally originated in BancTrust's primary lending area. BancTrust's commercial and industrial loans are made for a variety of business purposes, including working capital, inventory, equipment and capital expansion. At December 31, 1999, commercial and industrial loans outstanding totaled $127 million, or 28.97% of BancTrust's total net loan portfolio. The terms for commercial and industrial loans are generally less than one year. Commercial and industrial loan applications must be supported by current financial information on the borrower and, where appropriate, by adequate collateral. Approval of the loans is subject to the borrower qualifying for the loan under BancTrust's underwriting standards. These types of loans are generally considered to be a higher credit risk than other loans originated by BancTrust.

     Real Estate Mortgage Loans. BancTrust also originates one-to-four family, owner-occupied residential mortgage loans secured by property located in BancTrust's primary market area. The majority of BancTrust's residential mortgage loans consist of loans secured by owner-occupied, single-family residences. At December 31, 1999, BancTrust had $201 million, or 45.82% of its total net loan portfolio, in real estate mortgage loans.

     Personal Loans. At December 31, 1999, BancTrust's personal loan portfolio totaled $100 million, or 22.77% of BancTrust's total net loan portfolio. BancTrust's personal loan portfolio is comprised of automobile loans (including automobile loans requested by dealers), home improvement loans, unsecured personal notes, mobile home loans, boat loans, credit card loans, and loans secured by savings deposits. Although personal loans tend to have a higher risk of default than other loans, management believes its monitoring and review processes provide sufficient safeguards. However, the performance of such loans will be affected by the local economy.

     Lending Limits. BancTrust's limit for unsecured loans to individual customers is 10% of the capital accounts of BancTrust. The limit for unsecured and secured loans combined to individual customers is 20% of the capital accounts of BancTrust, subject to certain terms and conditions. For customers desiring loans in excess of BancTrust's lending limits, BancTrust may loan on a participation basis, with its correspondent banks taking the amount of the loan in excess of BancTrust's lending limits. In other cases, BancTrust may refer such borrowers to larger banks or other lending institutions.

     Nonaccrual, Past Due, Restructured and Potential Problem Loans. BancTrust classifies its problem loans into four categories: non-accrual loans, past-due loans, restructured loans, and potential problem loans. At December 31, 1999, there were no material amounts of potential problem loans which were not included in the other three categories of problem loans.

     When management determines that a loan no longer meets the criteria for performing loans and that collection of interest appears doubtful, the loan is placed on nonaccrual status. All loans that are 90 days past due are placed on nonaccrual status, unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Management closely monitors all loans which are contractually 90 days past due, restructured or on nonaccrual status. These loans are summarized as follows:

                                                                                        At December 31,
                                                                     -------------------------------------------------------
                                                                          1999       1998      1997       1996       1995
                                                                          ----       ----      ----       ----       ----
                                                                                         (In thousands)
Loans accounted for on a nonaccrual basis...............................$ 2,840    $ 3,888    $ 1,733    $ 2,048    $ 1,651

Accruing loans which are contractually past due 90 days or more as
  to interest or principal payments......................................     -          -          -          -          -

Accruing loans, the terms of which have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the
  borrower...............................................................    71        187         69        294        301

The gross interest income that would have been recorded in the period if the nonaccrual and restructured loans had been current in accordance with their original terms and had been outstanding through the period or since origination, if held for part of the
  period................................................................    310        162         57         77        105

The amount of interest income on nonaccrual and restructured loans
  that was included in net income for the period........................     42         58         26         27         40

     Management of BancTrust has identified certain loans totaling approximately $8.2 million at December 31, 1999 (including loans identified in the above table) which it has determined require special attention due to potential weaknesses. The largest five loans aggregated approximately $2.6 million and ranged in size from $310,000 to $700,000. It is management's opinion that the allowance for loan losses (see below) is adequate to absorb probable losses related to such loans. Aggressive efforts continue to reduce principal, secure additional collateral and improve the overall payment status of these loans.

     The following table sets forth BancTrust's potential problem loans at December 31, 1999 by loan category and the amount and type of collateral securing such loans.

      Loan Category / Collateral                              Amount
      --------------------------                              ------
                                                          (In thousands)

      Commercial and Industrial:
           Collateralized by Real Estate..........        $        2,474
           Collateralized by Other (1)............                 2,527
           Unsecured..............................                 1,581
                                                          --------------
           Total Commercial and Industrial........                 6,582
                                                          --------------
      Real Estate-Mortgage
      Personal:
           Collateralized by Real Estate..........                 1,321
           Collateralized by Other (1)............                   178
           Unsecured..............................                    99
                                                          --------------
           Total Real Estate-Mortgage.............                 1,598
                                                          --------------
                    Total.........................        $        8,180
                                                          ==============
----------------------
(1) Includes approximately $2 million of loans collateralized by accounts receivable, inventory, furniture and fixtures and automobile dealer floor plans.

     Loan Loss Experience. Notes 1 and 6 of Notes to Consolidated Financial Statements contained in BancTrust's Annual Report to Stockholders for the year ended December 31, 1999 (Exhibit No. 13) are incorporated herein by reference.

     The allowance for possible loan losses at BancTrust is maintained at a level, which in management's opinion, is adequate enough to absorb all potential losses on loans then present in the loan portfolio. The amount of the allowance is affected by: (1) loan charge-offs, which decrease the allowance; (2) recoveries on loans previously charged-off, which increase the allowance; and
(3) the provision of possible loan losses charged to income, which increases the allowance. In determining the provision for possible loan losses, management monitors fluctuations in the allowance resulting from actual charge-offs and recoveries. Also, management periodically reviews the size and composition of the loan portfolio in light of economic conditions in an effort to evaluate portfolio risks. Ultimately, the amount of the provision charged against income is an amount sufficient to maintain the allowance at a level consistent with management's assessment of the aforementioned portfolio risks as of the date of such assessment.

     The following is a summary of activity in the allowance for loan losses:

                                                                          Year Ended December 31,
                                                 ---------------------------------------------------------------------------
                                                                               (in thousands)
                                                       1999            1998           1997          1996           1995
                                                       ----            ----           ----          ----           ----
Balance at beginning of year                      $     4,291      $    3,446     $   3,173       $   2,701      $   2,722

Charge-offs:
Commercial and industrial                               1,252           1,622           346             390            454
Real estate-mortgage (1)                                  129              19            66              40             20
Personal                                                3,062           1,739         1,974           1,892          1,357
Overdrafts and credit lines                                73              68            30              57             14
                                                 ---------------------------------------------------------------------------
Total charge-offs                                       4,516           3,448         2,416           2,379          1,845

Recoveries:
Commercial and industrial                                 191             524            71              64             86
Real estate-mortgage (1)                                   22              96            38              45             21
Personal                                                  807             738           702             622            785
Overdrafts and credit lines                                20               7            11               6              2
                                                 ---------------------------------------------------------------------------
Total recoveries                                        1,040           1,365           822             737            894

Net charge-offs                                        (3,476)         (2,083)       (1,594)         (1,642)          (951)
Provision charged to operations                         4,520           2,336         1,867           2,114            930
Additions due to acquisition                                -             592             -               -              -
                                                 ---------------------------------------------------------------------------
Balance at end of year                            $     5,335     $     4,291     $   3,446      $    3,173      $   2,701
                                                 ===========================================================================

Ratio of net charge-offs to average loans
outstanding, net of unearned discounts, during
the period                                              0.90%           0.67%         0.59%           0.69%          0.45%
                                                 ===========================================================================

-------------------
(1)      Includes real estate-construction loans.

     The following table presents an allocation of BancTrust's allowance for loan losses at the dates indicated:

                                                          At December 31,
                                    ------------------------------------------------------------
                                            1999                 1998                1997
                                    ---------------------  -----------------    ----------------
                                                      (Dollars in thousands)
                                       %        Amount       %       Amount       %    Amount
                                       -        ------       -       ------       -    ------
Commercial and industrial                33%     $ 1,771      28%    $1,201       33%    $1,138
Real estate mortgage (1)                  3%         180       5%       215       16%       552
Personal                                 62%       3,292      65%     2,789       50%     1,724
Overdraft and credit line                 2%          90       2%        86        1%        32
                                    ---------------------  -----------------    ----------------
Total Allowance                         100%     $ 5,333     100%   $ 4,291      100%    $3,446
                                    =====================  =================    ================

                                               At December 31,
                                    --------------------------------------
                                           1996               1995
                                    ------------------- ------------------
                                           (Dollars in thousands)
                                      %      Amount       %      Amount
                                      -      ------       -      ------

Commercial and industrial             26%         $817     34%      $ 924
Real estate mortgage (1)              17%          553     23%        614
Personal                              55%        1,752     41%      1,104
Overdraft and credit line              2%           51      2%         45
                                    ------------------- ------------------
Total Allowance                      100%      $ 3,173    100%    $ 2,687
                                    =================== ==================

(1)   Includes real estate-construction loans.

INVESTMENT ACTIVITIES

     Securities by Category. Investments are classified as either held-to-maturity, trading or available-for-sale securities. See Note 1 of Notes to Consolidated Financial Statements contained in BancTrust's Annual Report to Stockholders for the year ended December 31, 1999 (Exhibit No. 13) which is incorporated herein by reference. There were no securities classified as held-to-maturity or trading at December 31, 1999, 1998 and 1997. The following table sets forth the amount of securities available-for-sale by major categories held by BancTrust at December 31, 1999, 1998 and 1997.

                                                                   At December 31,
                                                           1999         1998          1997
                                                           ----         ----          ----
Securities Available for Sale                                        (In thousands)
-----------------------------
U.S. Treasury, U.S. Agencies and corporations              $ 81,001     $ 102,781     $ 72,193
Obligations of states and political subdivisions              2,198         4,582       12,885
Corporate and other securities                               36,360        30,208       22,414
                                                       ----------------------------------------
                                                          $ 119,559     $ 137,571     $107,492

     Corporate and other securities as of December 31, 1999, were comprised of the following:

                                                       Securities Available
                                                             For Sale
                                                       ---------------------
                                                          (In thousands)
Corporate notes.........................................  $       2,944
Mortgage backed securities..............................         22,876
Mutual funds............................................          2,401
Common stock............................................          4,075
Other securities........................................          4,064
                                                       ---------------------
                                                          $      36,360
                                                       =====================

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

     Management considers all of the above securities to have a relatively low level of default risk.

     For information regarding the amortized cost and approximate market value of securities at December 31, 1999, 1998 and 1997, see Note 5 of Notes to Consolidated Financial Statements contained in BancTrust's Annual Report to
Stockholders for the year ended December 31, 1999 (Exhibit No. 13) which is incorporated herein by reference.

     Maturity Distributions of Securities. The following table sets forth the distributions of maturities of securities at amortized cost as of December 31, 1999.

                                                            Maturity (in years)
                                      --------------------------------------------------------------
                                      0-3 Months   4-12 Months   Over 1 to 5   Over 5 to 10  Over 10   No Specific
                                      ----------   -----------   -----------   ------------  -------   -----------
                                                                                                         Due Date
                                                                                                         --------
                                                                 (Dollars in thousands)
U.S. Treasury, U.S. agencies and
corporations                               $ 500     $ 3,001       $   66,034     $ 3,113    $     -     $    -
Obligations of states and political
subdivisions                                   -         150            1,201         420        453          -
Corporate and other securities                 -         253            6,176       4,780     29,436      6,656
                                     --------------------------------------------------------------------------------
Total                                      $ 500     $ 3,404       $   73,411     $ 8,313    $29,889     $6,656
                                     ================================================================================
Weighted average yield(1)                  4.92%       4.18%            5.83%       6.09%      5.39%      6.51%
                                     ================================================================================

------------------
(1) Yields on tax-exempt obligations have been computed on a tax-equivalent basis using an incremental rate of 34%.

     Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For information regarding the amortized cost and approximate market value of securities at December 31, 1999, by contractual maturity, see Note 5 of Notes to Consolidated Financial Statements contained in BancTrust's Annual Report to Stockholders for the year ended December 31, 1999 (Exhibit No. 13) which is incorporated herein by reference.

DEPOSITS

     Deposits are the primary source of funds for BancTrust. BancTrust's deposits consist of checking accounts, regular savings deposits, NOW accounts, Money Market Accounts, Certificates of Deposit and Jumbo Certificates of Deposit. Deposits are attracted from individuals, partnerships and corporations primarily in BancTrust's market area. In addition, BancTrust obtains deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions. As of December 31, 1999, BancTrust's total deposits were $489.3 million. BancTrust was in receipt of $15 million in brokered time deposits at December 31, 1999.

     The following table indicates the amount of BancTrust's certificates of deposit and other time deposits, including brokered time deposits, of $100,000 or more by time remaining until maturity as of December 31, 1999.

      Maturity Period                       Certificates of     Other Time
      ---------------                           Deposit          Deposits
                                                -------          --------
                                                     (In thousands)
      Three months or less...............     $ 45,302           $ 87,103
      Over three through six months......       50,038              1,555
      Over six through twelve months.....       34,551              1,074
      Over twelve months.................       43,113              1,479
                                           ----------------------------------
                                              $173,004           $ 91,211
                                           ==================================

     The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated.

                                                                    Year Ended December 31,
                                          -----------------------------------------------------------------------------
                                                    1999                      1998                      1997
                                          -------------------------  ------------------------  ------------------------
                                             Average     Average       Average     Average       Average     Average
                                            Deposits       Rate        Deposits      Rate       Deposits      Rate
                                            --------       ----        --------      ----       --------      ----
                                                                     (Dollars in thousands)
Non-interest bearing demand deposits           $ 67,193      0.00%       $ 64,735      0.00%      $ 59,389       0.00%
Interest bearing demand deposits                106,806      2.53%         96,687      2.88%        80,605       3.47%
Savings deposits                                 45,434      2.48%         44,281      3.00%        35,769       2.86%
Time deposits                                   249,952      5.02%        228,347      5.43%       184,890       5.44%
                                          --------------             -------------             ------------
Total deposits                                 $469,385      3.49%       $434,050      3.80%      $360,653       3.85%
                                          ==============             =============             ============

COMPETITION

     In order to compete effectively, BancTrust relies substantially on local commercial activity; personal contacts by its directors, officers, other employees and shareholders; personalized services; and its reputation in the communities it serves.

     BancTrust is presently competing in its market area with several other Alabama bank holding companies. It also competes with independent banks, several credit unions, and various other nonbank financial companies.

     The banking business in Alabama generally, and in BancTrust's primary service areas specifically, is highly competitive with respect to both loans and deposits. BancTrust competes with many larger banks and other financial institutions which have offices over a wide geographic area. These larger institutions have certain inherent advantages, such as the ability to finance wide ranging advertising campaigns and promotions and to allocate their investment assets to regions offering the highest yield and demand. They also offer services such as international banking, which are not offered directly by BancTrust (but could be offered indirectly through correspondent institutions). By virtue of their larger total capitalization (legal lending limits to an individual consumer or corporation are limited to a percentage of BancTrust's total capital accounts), such banks have substantially higher lending limits than does BancTrust. Other entities, both governmental and in private industry, raise capital through the issuance and sale of debt and equity securities and thereby indirectly compete with BancTrust in the acquisition of deposits.

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

EMPLOYEES

     As of December 31, 1999, BancTrust employed 337 persons, including executive officers, loan officers, bookkeepers, tellers and others. None of BancTrust's employees are presently represented by a union or covered under a collective bargaining agreement. Management of BancTrust considers that their employee relations are excellent.

RETURN ON EQUITY AND ASSETS

     The following table shows the percentage return on equity and assets of BancTrust for the years ended December 31, 1999, 1998 and 1997.

                                                   Year Ended December 31,
                                              ------------------------------
                                                 1999       1998     1997*
                                                 ----       ----     -----
Return on assets:
Net income/average total assets                 0.92%      1.02%      1.31%
Return on equity:
Net income/average equity                       9.30%      9.68%     11.00%
Dividend payout ratio:
Dividends declared per
share/net income per share                     33.50%     31.86%     28.44%
Equity to assets ratio:
Average equity/average total assets             9.90%     10.50%     11.88%

* Per share data has been restated to reflect a two-for-one stock split effected in the form of a stock dividend in June 1997.

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

     Financial Modernization Legislation. On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (the "GLB Act") was signed into law. The GLB Act includes a number of provisions intended to modernize and to increase competition in the American financial services industry, including authority for bank holding companies to engage in a wider range of nonbanking activities, including securities underwriting and general insurance activities. Under the GLB Act, a bank holding company that elects to become a financial holding company may engage in any activity that the FRB, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLB Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the FRB under section 4(c)(8) of the Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are and continue to be well-capitalized and well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

     National banks are also authorized by the GLB Act to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the FRB, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting,
(ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and
(iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The GLB Act also provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries.

     The GLB Act also adopts a number of consumer protections, including provisions intended to protect privacy of bank customers' financial information and provisions requiring disclosure of ATM fees imposed by banks on customers of other banks.

     Most of the GLB Act's provisions have delayed effective dates and require the adoption of implementing regulations to implement the statutory provisions. At this time, BancTrust has not determined whether it will become a financial holding company in order to utilize the expanded powers offered by the GLB Act, and Peoples Bank is unable to predict the impact of the GLB Act's financial subsidiary provisions and consumer protections on its operations.

     Bank Holding Company Regulation. BancTrust is registered as a bank holding company under the Holding Company Act and, as such, is subject to supervision and regulation by the FRB. BancTrust is required to furnish to the FRB an annual report of its operations at the end of each fiscal year and to furnish such additional information as the FRB may require pursuant to the Holding Company Act. BancTrust is also subject to regular examination by the FRB.

     Under the Holding Company Act, a bank holding company must obtain the prior approval of the FRB before (i) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company. The Holding Company Act generally permits the FRB to approve interstate bank acquisitions by bank holding companies without regard to any prohibitions of state law. See "Competition."

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

     As a bank holding company, BancTrust is prohibited under the BHC Act, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities that, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The activities of BancTrust and of its non-bank subsidiaries are subject to these legal and regulatory limitations under the Holding Company Act and the FRB's regulations thereunder. Notwithstanding the FRB's prior approval of specific nonbanking activities, the FRB has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

     The GLB Act greatly expands the scope of business activities permissible for bank holding companies by creating the new classification of "financial holding companies." Effective March 11, 2000, the GLBA Act will permit a bank holding company, upon classification as a financial holding company and assuming such holding company's subsidiary banks meet certain requirements, to engage in a broad variety of activities "financial" in nature. See "Regulation, Supervision and Governmental Policy - Financial Modernization Legislation."

     The FRB has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "-- Capital Requirements."

     The FRB has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. In addition, the FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality, and overall financial condition.

     Bank Regulation. As an Alabama banking institution, Peoples Bank is subject to regulation, supervision and regular examination by the Banking Department. Peoples Bank is a member of the Federal Reserve System and thus is subject to supervision and regular examination by the FRB under the applicable provisions of the Federal Reserve Act and the FRB's regulations. The deposits of Peoples Bank are insured by the FDIC to the maximum extent provided by law (a maximum of $100,000 for each insured depositor). Alabama and federal banking laws and regulations control, among other things, Peoples Bank's required reserves, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, and establishment of branches and other aspects of Peoples Bank's operations.

     There are statutory and regulatory restrictions on the ability of Peoples Bank to pay dividends to BancTrust. Specifically, the approval of the FRB and the Banking Department is required if the total of all the dividends declared by Peoples Bank in any calendar year exceeds its net income for that year combined with its retained net income for the preceding two calendar years. Peoples Bank received approval in 1999 for the payment of its dividends to BancTrust and also will be required to obtain regulatory approval for its dividend payments in 2000.

     Peoples Bank is subject to various regulatory capital requirements administered by the federal banking agencies, including the FRB's capital adequacy guidelines for state-chartered banks that are members of the Federal Reserve System ("state member banks"). Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on BancTrust's financial statements. See "-- Capital Requirements."

     As a federally insured bank, Peoples Bank is required to pay deposit insurance assessments to the FDIC based on a percentage of its insured deposits. Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured bank depends on the assessment risk classification assigned to the bank. The FDIC has set the 2000 annual insurance assessment rates applicable to Bank Insurance Fund ("BIF") member banks like Peoples Bank from $0 for well-capitalized banks in the highest supervisory subgroup to 0.27% of insured deposits for undercapitalized banks in the lowest supervisory subgroup. Peoples Bank was a "well-capitalized" bank as of December 31, 1999. In addition to deposit insurance assessments, FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 0.02% of insured deposits to fund interest payments on certain bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Institution Insurance Fund.

     Supervision, regulation and examination of BancTrust and Peoples Bank by the bank regulatory agencies are intended primarily for the protection of depositors rather than for holders of BancTrust stock or of BancTrust as the holder of the stock of Peoples Bank.

     Capital Requirements. The FRB has established guidelines with respect to the maintenance of appropriate levels of capital by registered bank holding companies and state member banks. The regulations of the FRB impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets.

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

     The risk-based capital regulations require all banks and bank holding companies to maintain a minimum ratio of total capital to total risk-weighted assets of 8%, with at least 4% as core capital. For the purpose of calculating these ratios: (i) supplementary capital will be limited to no more than 100% of core capital; and (ii) the aggregate amount of certain types of supplementary capital will be limited. In addition, the risk-based capital regulations limit the allowance for loan losses includible as capital to 1.25% of total risk-weighted assets.

     In addition, the FRB's capital guidelines require the agency to take into consideration concentrations of credit risk and risks from non-traditional activities, as well as a bank's ability to manage those risks, when determining a bank's capital adequacy. Such evaluation will be made as a part of the bank's regular safety and soundness examination. The FRB's guidelines also specify that its assessment of a bank's capital adequacy will include an assessment of the bank's interest rate risk (that is, the bank's exposure to declines in the economic value of its capital due to changes in interest rates) and authorizing the agency to require a bank to hold additional capital for its interest rate risk exposure.

     The FRB has adopted regulations that classify insured depository institutions by capital levels and provide that the FRB will take various prompt corrective actions to resolve the problems of any state member bank that fails to satisfy the capital standards. Under the regulations, a "well-capitalized" bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An "adequately capitalized" bank is one that does not qualify as "well capitalized" but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which the bank's capital levels are below these standards. A bank that falls within any of the three
"undercapitalized" categories is subjected to certain severe regulatory sanctions. As of December 31, 1999, Peoples Bank was categorized as "well-capitalized."

     See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 of Notes to Consolidated Financial Statements contained in BancTrust's Annual Report to Stockholders for the year ended December 31, 1999 (Exhibit No. 13), which is incorporated herein by reference.

     Effects of Governmental Policy. The earnings and business of BancTrust and Peoples Bank have been and will be affected by the policies of various regulatory authorities of the United States, particularly the FRB. Important functions of the FRB, in addition to those enumerated above, include the regulation of the supply of money in light of general economic conditions within the United States. The instruments of monetary policy employed by the FRB for these purposes influence in various ways the overall level of investments, loans, other extensions of credit and deposits, and the interest rates paid on liabilities and received on interest-earning assets.

     Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by Peoples Bank on its deposits and its other borrowings and the interest received by Peoples Bank on loans extended to customers and securities held in its investment portfolios comprises the major portion of Peoples Bank's earnings. The earnings and gross income of Peoples Bank thus have been and will be subject to the influence of economic conditions generally, both domestic and foreign, and also to monetary and fiscal policies of the United States and its agencies, particularly the FRB. The nature and timing of any future changes in such policies and their impact on Peoples Bank are not predictable.

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

ITEM 2.  PROPERTIES

     BancTrust's principal executive offices and Peoples Bank's main office are located at 310 Broad Street, Selma, Alabama in a building owned by Peoples Bank. At March 30, 2000, Peoples Bank maintained 23 branches in Dallas, Autauga, Butler, Bibb, Elmore, Shelby, Tallapoosa and Lee counties, of which 6 are leased. Peoples Bank has applied for and received regulatory approval for the establishment of a branch located at 4949 Highway 17 in Helena, Alabama. It is anticipated that the aforementioned branch will open in April 2000.

ITEM 3.  LEGAL PROCEEDINGS

     Management currently is not aware of any material legal proceedings to which BancTrust or Peoples Bank is a party or to which any of their property is subject, except as follows:

     William L. Ammons, d/b/a Ammons Construction Company v. Peoples Bank and Trust Co., Circuit Court of Dallas County, Alabama, Case No.CV-95-295. This case was filed on October 18,1995. The Plantiff, a contractor, was constructing a house for a customer of the Bank who had borrowed construction monies for that purpose. The Bank customer sued the contractor, alleging that he failed to complete the construction. The contractor contended that the Bank owed funds for the construction to him as a third party beneficiary. He further alleged misrepresentation by the Bank and sought unspecified compensatory and punitive damages. The Bank denied the allegations of the complaint. The owner and contractor were in separate litigation over the same issues, and this case was put on administrative hold pending the outcome of that case. The Bank has been advised that the owner and contractor, through mediation or arbitration, have settled their disputes in this separate litigation. The attorney for the Plantiff contractor, however, did not seek to place this case on an active docket. The Bank is filing a motion to have the case dismissed for failure of the Plantiff to pursue the case. If the Plantiff does intend to pursue the case, the Bank will vigorously defend it.

     See Note 10 of Notes to Consolidated Financial Statements contained in BancTrust's Annual Report to Stockholders for the year ended December 31, 1999 (Exhibit 13) which is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     RICHARD P. MORTHLAND, 58, is currently Chairman of the Board and Chief Executive Officer of Peoples Bank and BancTrust. Mr. Morthland has been an officer of Peoples Bank since 1965 and a Director since February, 1977.

     ELAM P. HOLLEY, JR., 49, is currently President, Chief Operating Officer and a Director of Peoples Bank and BancTrust. Mr. Holley has been an officer of Peoples Bank since November 1975 and a Director since January, 1988.

     ANDREW C. BEARDEN, JR., 53, is currently Executive Vice President - Operations/Finance Division of Peoples Bank and Executive Vice President and Chief Financial Officer of BancTrust. Prior to assuming his position as manager of Operations/Finance Division, Mr. Bearden served as manager of Retail/Operations Division of Peoples Bank since 1994. Between 1991 and 1994, Mr. Bearden served as Senior Vice Priesident and Retail Division manager of Peoples Bank, having served as Vice President and Trust Officer prior to 1991. Mr. Bearden was in private practice as a certified public accountant prior to his employment with Peoples Bank in 1985.

     JOHN G. CHISOLM, 51, is currently Executive Vice President - Commercial Division of Peoples Bank. Mr. Chisolm assumed this position in December 1992. He has been employed by Peoples Bank since 1979, primarily in the commercial lending area. Prior to his employment by Peoples Bank, Mr. Chisolm was employed by American National Bank and Trust Company, Chattanooga, Tennessee for seven years in its commercial lending division.

     M. SCOTT PATTERSON, 57, is currently Executive Vice President-Financial Services Division, Secretary and Investment Officer of Peoples Bank and Secretary of BancTrust. Mr. Patterson has been in these positions with Peoples Bank since November 1985 and with BancTrust since April 1997. Prior to coming to Peoples Bank in October 1983, Mr. Patterson served for 20 years in the United States Air Force, retiring as a Lieutenant Colonel.

     LYNN W. SWINDAL, 46, is currently Executive Vice President-Retail Division Manager of Peoples Bank. Mrs. Swindal has been employed with Peoples Bank since 1978, and has held her current position since December of 1998. Prior to coming to Peoples Bank, Mrs. Swindal was employed at National Bank & Trust Co. in St. Petersburg, Florida.

     WILLIAM S. JOHNSON, 50, is currently Regional President of the Butler County Division of Peoples Bank. Prior to his coming to Peoples Bank in June 1993, Mr. Johnson was President of The Fort Deposit Bank in Fort Deposit, Alabama for eight years.

     BOBBY LEACH, 51, is currently Regional President of the Bibb County Division of Peoples Bank. Mr. Leach has been in banking over 26 years, serving as President and Chief Executive Officer of the former Peoples Bank of Centreville for several years.

     JEFFERSON G. RATCLIFFE, JR., 38, is currently Regional President of the Prattville/Millbrook Division of Peoples Bank. Mr. Ratcliffe joined Peoples Bank in 1985. Before being named to his present position, Mr. Ratcliffe served as Senior Lender and Commercial Lender for the Prattville/Millbrook Division of Peoples Bank.

     MICHAEL A. TRUELOVE, 37, is currently Regional President of the Shelby County Division of Peoples Bank. Mr. Truelove joined Peoples Bank in November of 1996, and assumed his current position in March of 1998. Before joining Peoples Bank, Mr. Truelove served as Consumer Loan Product Manager for Compass Bank in Birmingham, Alabama.

     DAVID W. BAGGETT, JR., 35, is currently Regional President of the Tallassee Division of Peoples Bank. Mr. Baggett joined Peoples Bank in July of 1998. Prior to joining Peoples Bank, Mr. Baggett served as President of The Bank of Tallassee, inTallassee, Alabama.

     JAMES B. HURST, 44, is currently Regional President of the Lee County Division of Peoples Bank. Mr. Hurst joined Peoples Bank in September of 1998. Prior to joining Peoples Bank, Mr. Hurst was President and Chief Executive Officer of Eagle Bank of Alabama, in Opelika, Alabama.

     Richard P. Morthland and M. Scott Patterson are brothers-in-law.

     All officers serve at the discretion of the boards of directors of BancTrust or Peoples Bank. There are no known arrangements or understandings between any officer and any other person pursuant to which he or she was or is to be selected as an officer.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     For information concerning holders of common stock, high and low prices and frequency and amount of dividends on BancTrust's Common Stock, see "Stock Dividend and Price Information", which is incorporated herein by reference to BancTrust's Annual Report to Stockholders for the year ended December 31, 1999 (Exhibit No. 13).

     Although BancTrust has no established policy regarding dividends, BancTrust and Peoples Bank, prior to its acquisition by BancTrust in April 1985, have paid regular dividends in recent years. There can be no assurance, however, as to whether, or in what amounts, BancTrust might declare dividends in the future, or whether such dividends, once declared, will continue. Future dividends are subject to the discretion of the Board of Directors and depend on a number of factors, including future earnings, financial condition, and capital requirements, along with economic and market conditions.

     The primary source of BancTrust's revenues (including funds to pay dividends) is dividends from the Bank. Alabama law imposes certain restrictions on the ability of BancTrust and Peoples Bank to pay dividends. See Item 1. "Business--Regulation, Supervision and Governmental Policy" and Note 13 of Notes to Consolidated Financial Statements contained in BancTrust's Annual Report to Stockholders for the year ended December 31, 1999 (Exhibit 13), which is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth under the caption "Five Year Comparison of Selected Financial Data" in BancTrust's Annual Report to Stockholders for the year ended December 31, 1999 (Exhibit No. 13) is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in BancTrust's Annual Report to Stockholders for the year ended December 31, 1999 (Exhibit No. 13) is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in BancTrust's Annual Report to Stockholders for the year ended December 31, 1999 (Exhibit No. 13) is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     BancTrust's Consolidated Financial Statements together with the related notes and the report of PricewaterhouseCoopers LLP, independent public accountants, all as set forth in BancTrust's Annual Report to Stockholders for the year ended December 31, 1999 (Exhibit No. 13), are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of BancTrust is omitted from this Report as BancTrust has filed a definitive proxy statement dated March 17, 2000, and the information included therein under "Proposal I - Election of Directors-Directors" is incorporated herein by reference. Information regarding the executive officers of BancTrust is included under separate caption in Part I of this Form 10-K. Item 405 of Regulation S-K disclosure is omitted from this Report as BancTrust has filed a definitive proxy statement dated March 17, 2000, and the Item 405 disclosure therein under "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is omitted from this Report as BancTrust has filed a definitive proxy statement dated March 17, 2000, and the information included therein under "Proposal I - Election of Directors" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item is omitted from this Report as BancTrust has filed a definitive proxy statement dated March 17, 2000, and the information included therein under "Stock Ownership of Management" and "Principal Holders of Common Stock" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item is omitted from this Report as BancTrust has filed a definitive proxy statement dated March 17, 2000, and the information included therein under "Proposal I - Election of Directors--Compensation Committee Interlocks and Insider Participation" and "--Certain Transactions" is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The following consolidated financial statements of BancTrust included in the Annual Report to Stockholders for the year ended December 31, 1999, are incorporated herein by reference in Item 8 of this Report. The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this Report, except as expressly provided herein.

     1.   Report of Independent Accountants.

     2.   Consolidated Balance Sheets - December 31, 1999 and 1998.

     3. Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997.

     4. Consolidated Statements of Comprehensive Income for the Years Ended December 31, 1999, 1998 and 1997.

     5. Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997.

     6. Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997.

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

          (ii) Bylaws,

          Exhibit No. 10. Stock Option Plans

          (i)  1992 Stock  Option Plan -  Incorporated  herein by  reference  to
               Exhibit 10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

          (ii) 1999 Stock  Option Plan -  Incorporated  herein by  reference  to
               Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-77109).

          Exhibit No. 13. Annual Report to Stockholders

          Except for those portions of the Annual Report to Stockholders for the year ended December 31, 1999, which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Commission and is not to be deemed "filed" as part of this Report.

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

                                         THE PEOPLES BANCTRUST COMPANY, INC.
                                                     (Registrant)



Date:  March 30, 2000                    By /s/ Richard P. Morthland
                                           ---------------------------
                                            Richard P. Morthland
                                            Chairman of the Board and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

DATE:    SIGNATURE AND TITLE:


/s/ Richard P. Morthland
------------------------------------                          March 30, 2000
Richard P. Morthland
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)


/s/ Andrew C. Bearden, Jr.
------------------------------------                          March 30, 2000
Andrew C. Bearden, Jr.
Executive Vice President and
Chief Financial Officer


/s/ Thomas P. Wilbourne
------------------------------------                          March 30, 2000
Thomas P. Wilbourne
Assistant Vice President and Assistant Treasurer
(Principal Accounting Officer)


/s/ Clyde B. Cox, Jr.
------------------------------------                          March 30, 2000
Clyde B. Cox, Jr.
Director


/s/ John Crear
------------------------------------                          March 30, 2000
John Crear
Director


/s/  Arnold B. Dopson
------------------------------------                          March 30, 2000
Arnold B. Dopson
Director

/s/ Harry W. Gamble, Jr.
------------------------------------                          March 30, 2000
Harry W. Gamble, Jr.
Director


/s/ Ted M. Henry
------------------------------------                          March 30, 2000
Ted M. Henry
Director


/s/ Elam P. Holley, Jr.
------------------------------------                          March 30, 2000
Elam P. Holley, Jr.
Director, President and
Chief Operating Officer


/s/ Edith M. Jones
------------------------------------                          March 30, 2000
Edith M. Jones
Director


/s/ A.D. Lovelady
------------------------------------                          March 30, 2000
A.D. Lovelady
Director


/s/ Thomas E. Newton
------------------------------------                          March 30, 2000
Thomas E. Newton
Director


/s/ Walter Owens
------------------------------------                          March 30, 2000
Walter Owens
Director


/s/ David Y. Pearce
------------------------------------                          March 30, 2000
David Y. Pearce
Director


/s/ C. Earnest Smith
------------------------------------                          March 30, 2000
C. Ernest Smith
Director


/s/ Julius E. Talton,Jr.
------------------------------------                          March 30, 2000
Julius E. Talton, Jr.
Director


/s/ Daniel P. Wilbanks
------------------------------------                          March 30, 2000
Daniel P. Wilbanks
Director