Form 10-Q
period 2000-03-31
PEOPLES BANCTRUST CO INC
filed 2000-05-12
CIK 762128

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                ----------------
(MARK ONE)

|X|      QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

         OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         Commission File Number:  O-13653


                       THE PEOPLES BANCTRUST COMPANY, INC.
                       -----------------------------------
             (Exact name of registrant as specified on its charter)

           Alabama                                              63-0896239
------------------------------------                         ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

310 Broad Street, Selma, Alabama                                   36701
-------------------------------------------------             --------------
(Address of principal executive offices)                         (Zip Code)

                                 (334) 875-1000
             -----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of the close of business on May 5, 2000, 5,148,138 shares of the registrant's Common Stock, par value $.10 per share, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       In Thousands
                                               March 31, 2000  December 31, 1999
                                               --------------  -----------------
                                                 (Unaudited)
ASSETS:

Cash and due from banks                          $  22,185      $  39,809
Federal funds sold and securities
    purchased under agreement to resell              3,959          4,663
                                                 ---------      ---------
Total cash and cash equivalents                     26,144         44,472

Securities available-for-sale                      118,043        119,559

Loans, net of unearned discount                    430,700        436,732
Allowance                                           (5,281)        (5,333)
                                                 ---------      ---------
Net loans                                          425,419        431,399

Bank Premises and equipment, net                    13,853         13,880
Intangible assets                                    8,805          8,997
Other real estate, net                                 959            876
Other assets                                        10,970         10,160
                                                 ---------      ---------
Total assets                                     $ 604,193      $ 629,343
                                                 =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Noninterest-bearing deposits                     $  67,153      $  68,056
Interest-bearing deposits                          423,754        421,285
                                                 ---------      ---------
Total deposits                                     490,907        489,341

Federal funds purchased and securities sold
    under agreements to repurchase                   6,715         34,789
Other borrowed funds                                41,474         42,104
Other liabilites                                     6,908          5,204
                                                 ---------      ---------
Total liabilities                                  546,004        571,438

Common stock                                           515            515
Additional paid-in-capital                           5,651          5,651
Accumulated other comprehensive income,
    net of tax                                      (2,307)        (1,647)
Retained earnings                                   54,330         53,386
                                                 ---------      ---------
Total stockholders' equity                          58,189         57,905
                                                 ---------      ---------
Total liabilities and stockholders' equity       $ 604,193      $ 629,343
                                                 =========      =========

     See Notes to the Unaudited Condensed Consolidated Financial Statements

               THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   In Thousands, except share and per share data
                                                     (Unaudited)
                                             Three Months Ended March 31
                                   ---------------------------------------------
Income Statement                              2000               1999
                                              ----               ----

Interest and fees on loans                  $    10,110      $     8,184

Interest and dividends on investment
   securities                                     1,816            2,004
Other interest income                               115              199
                                            -----------      -----------
Total interest income                            12,041           10,387

Interest on deposits                              4,555            3,952
Interest on borrowed funds                          729              421
                                            -----------      -----------
Total interest expense                            5,284            4,373
                                            -----------      -----------
Net interest income                               6,757            6,014

Provision for loans losses                          716              732
                                            -----------      -----------
Net interest income after provision for
    loan losses                                   6,041            5,282

Net securities (losses) gains                       (24)              40
Other income                                      1,812            1,557
Other expense                                     5,694            5,349
                                            -----------      -----------
Income before income taxes                        2,135            1,530

Provision for income taxes                          728              484
                                            -----------      -----------
Net income                                  $     1,407      $     1,046
                                            ===========      ===========

Basic weighted average number of shares       5,148,138        5,148,138

Diluted weighted average number of shares     5,149,796        5,152,130

Basic net income per share                  $      0.27      $      0.20
Diluted net income per share                $      0.27      $      0.20
Dividends per share                         $      0.09      $     0.085

  See Notes to the Unaudited Condensed Consolidated Financial Statements.

               THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                              In Thousands
                                                               (Unaudited)
                                                           Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                            2000          1999
                                                            ----          ----

Net income                                                 $ 1,408      $ 1,046
Other comprehensive income:
  Unrealized  losses on available-for-sale
       securities during the period                         (1,024)      (1,104)
    Less: reclassification adjustment for net
      (losses) gains included in net income                    (24)          40
                                                           -------      -------
Other comprehensive losses                                  (1,000)      (1,144)
Income tax benefit related to items of other
       comprehensive losses                                   (340)        (389)
                                                           -------      -------
Other comprehensive losses, net of tax                        (660)        (755)
                                                           -------      -------
Comprehensive income, net of tax                           $   748      $   291
                                                           =======      =======

  See Notes to the Unaudited Condensed Consolidated Financial Statements

               THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           In Thousands
                                                            (Unaudited)
                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                           2000         1999
                                                           ----         ----

Net cash provided  by operating activities               $  3,427    $  3,877

Cash flows from investing activities
  Proceeds from sales of securities available-for-sale      3,823       8,723
  Proceeds from maturities and calls of securities
       available for sale                                   1,804      12,450
  Purchase of securities available for sale                (5,308)    (22,467)
  Net decrease (increase) in loans                          6,032      (6,917)
  Purchases of bank premises and equipment                   (709)     (1,608)
   Proceeds from sale of bank premises and equipment            0         228
   Investment in other real estate and equipment                0         (22)
  Proceeds from sale of other real estate owned               204           0
   Acquisition of bank, net of cash received                    0           0
                                                         --------    --------

     Net cash provided (used) by investing activities       5,846      (9,613)

Cash flows from financing activities
  Net increase (decrease) in deposits                       1,566         (69)
  Net increase in borrowed funds                          (28,704)      3,963
  Dividends paid                                             (463)       (439)
                                                         --------    --------

     Net cash (used in) provided by financing activities  (27,601)      3,455

Net decrease in cash and cash equivalents                 (18,328)     (2,281)
Cash and cash equivalents at beginning of period           44,472      36,267
                                                         --------    --------
Cash and cash equivalents at end of period               $ 26,144    $ 33,986

     See Notes to the Unaudited Condensed Consolidated Financial Statements

               THE PEOPLES BANCTRUST COMPANY, INC. AND SUBSIDIARY

Notes to the Unaudited Condensed Consolidated Financial Statements (Unaudited)

Accounting Policies:

     The accompanying unaudited consolidated financial statements of The Peoples BancTrust Company, Inc, (the "Company") and its subsidiary, The Peoples Bank and Trust Company ("Peoples Bank"), have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year-ended December 31, 1999.

Commitments and Contingencies:

     The Company and its subsidiaries are from time to time defendants in legal actions arising from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at March 31, 2000, will have a materially adverse effect on the Company's financial statements.

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

SFAS 133 as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not believe the adoption of SFAS 133 will have a significant impact on its financial statements and disclosures, as it does not currently possess any derivative instruments.

Earnings Per Share:

     The following table reflects the reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation for the three months ended March 31, 2000 and 1999:

                                                          2000

                                                 Qtr              Qtr
                                                 ---              ---
                                                Basic           Diluted

Net income                                    $  1,407       $   1,407
Average shares outstanding                       5,148           5,148
Effect of dilutive securities
     Stock options                                                   2
                                              -----------    --------------
Diluted average shares outstanding               5,148           5,150
Earnings per share:
   Net income                                 $   0.27       $    0.27



                                                          1999

                                                 Qtr              Qtr
                                                 ---              ---

Net income                                    $  1,046       $   1,046
Average shares outstanding                       5,148           5,148
Effect of dilutive securities
     Stock options                                                   4
                                              -----------    --------------
Diluted average shares outstanding               5,148           5,152
Earnings per share:
   Net income                                 $   0.20       $    0.20

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                     GENERAL

The following analysis focuses on the financial condition of The Peoples BancTrust Company, Inc. (the "Company"), and should be read in conjunction with the consolidated financial statements included in this report.

Management's discussion and analysis includes certain forward-looking statements addressing, among other things, the Company's prospects for earnings, asset growth and net interest margin. Forward-looking statements are accompanied by, and identified with, such terms as "anticipates," "believes," "expects," "intends," and similar phrases. Management's expectations for the Company's future necessarily involve a number of assumptions and estimates. Factors that could cause actual results to differ from the expectations expressed herein include: substantial changes in interest rates and changes in the general economy, as well as changes in the Company's strategies for credit-risk management, interest-rate risk management and investment activities. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized.

                               FINANCIAL CONDITION

LOANS

Loans, net of unearned income, decreased $6,032,000 from year-end 1999 to $430,700,000 at March 31, 2000. This decrease primarily resulted from the repayment of several large, short-term loans during the quarter ended March 31, 2000.

INVESTMENTS

Total investment securities were $118,043,000 at March 31, 2000 as compared to $119,559,000 on December 31, 1999. This represents a $1,516,000 decrease from December 31, 1999 to March 31, 2000.

At year-end 1999 and March 31, 2000, the entire investment portfolio was classified as "available-for-sale", resulting in the portfolio being marked-to-market. At December 31, 1999, the portfolio had a net unrealized loss of $1,647,000 as compared to a net unrealized loss of $2,307,000 at March 31, 2000. This increase was primarily the result of rising interest rates, which caused reductions in the market value of fixed rate bonds between December 31, 1999 and March 31, 2000.

SHORT TERM INVESTMENTS

Federal funds sold and securities purchased under agreements to resell constitute the majority of short-term investments. These investments are used extensively in the Company's liquidity management. The utilization of short-term investments also produces interest income on funds that might otherwise not produce earnings. Management monitors short-term investments closely and is always looking for alternatives for these funds.

Short-term investments totaled $3,959,000 at March 31, 2000 as compared to $4,663,000 at December 31, 1999, a decrease of $704,000.

ALLOWANCE FOR LOAN LOSSES

Management's estimate of the uncollectable loans within the Company's loan portfolio is represented by the allowance for loan losses. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. A loan is charged against the allowance for loan losses when management determines that it is probable that the repayment of the principal amount of a loan will not be made in accordance with the loan's terms. Should a loan that has been charged off be recovered, either partially or entirely, it is credited back to the allowance. Periodic reviews of the loan portfolio, that include analysis of such factors as current and expected economic conditions, historical loss experience and levels of non-accruing loans and delinquencies, determine the appropriate level at which to maintain the allowance for loan losses. Because the allowance is based on assumptions and subjective judgements, it is not necessarily reflective of the charge-offs that may ultimately occur.

At March 31, 2000, the Company's allowance for loan losses had a balance of $5,281,000 as compared to $5,333,000 at December 31, 1999. As a result, the ratio of the allowance to total loans net of unearned interest was 1.23% and 1.22% at March 31, 2000 and December 31, 1999, respectively. Loans requiring special attention because of potential weaknesses fell from $8,180,000 at December 31, 1999, to $7,322,000 at March 31, 2000. As a percentage of total loans net of unearned interest, non-accruing loans decreased to 0.41% at March 31, 2000, as compared to 0.65% at December 31, 1999. The coverage of the allowance to nonaccruing loans was 298% and 188% at March 31, 2000 and December 31, 1999, respectively. The current level of allowance for loan losses exceeds the minimum requirements set forth by regulatory authorities. It is management's belief that, at its current level, the allowance for loan losses is sufficient to absorb any potential losses in the Company's loan portfolio. DEPOSITS

At March 31, 2000, total deposits had increased $1,566,000 to $490,907,000 from a December 31, 1999 total of $489,341,000. Analysis of the decrease indicates that between December 31, 1999 and March 31, 2000 non-interest bearing deposits decreased $903,000, while interest-bearing deposits increased $2,469,000.

LIQUIDITY

Liquidity describes the Company's ability to meet its needs for cash. Those needs primarily include lending, withdrawal demands of customers and the payment of operating expenses. The liability base provides liquidity through deposit growth, the rollover of maturing deposits and accessibility to external sources of funds, ("Borrowed funds").

From time to time, the Company deploys short-term borrowed funds. At March 31, 2000, short-term borrowings in the form of federal funds purchased and securities sold under agreement to repurchase totaled $6,715,000, as compared to $34,789,000 at December 31, 1999. This rather significant reduction in the amount of short-term borrowings is due to the Company having repaid monies borrowed to fund several large, short-term loans issued to customers at year-end, as well as the repayment of funds borrowed related to the Company's year 2000 contingency plan guidelines.

Other borrowed funds decreased slightly to $41,474,000 at March 31, 2000 from $42,104,000 at December 31, 2000. The balance of other borrowed funds is comprised of borrowings from the Federal Home Loan Bank of Atlanta to fund various large commercial loans.

STOCKHOLDERS' EQUITY; REGULATORY CAPITAL

Total stockholders' equity at March 31, 2000 was $58,189,000 compared to $57,905,000 at year-end 1999. This increase in stockholders' equity is accounted for as follows: $1,408,000 year-to-date earnings, $463,000 common stock dividends and $660,000 additional net unrealized loss on available-for-sale securities. Risk-based capital regulations require all bank holding companies and banks to achieve and maintain a minimum total capital to risk-weighted assets ratio of 8.00%, at least half of which must be in the form of Tier 1 capital (consisting of stockholders' equity less goodwill). The following table indicates the Company's Tier 1 capital ratio and total capital ratio at March 31, 2000 were 11.92% and 13.13%, respectively. The Company maintained, at March 31, 2000, a leverage ratio of Tier 1 capital to total assets of 8.67% compared to the minimum regulatory standard of 4.00% required of the strongest companies and banks. In addition, the table indicates that the ratios of the Company's subsidiary bank also well exceed the minimum requirements of the regulation.

                                                       Risk-Based Capital Ratios & Leverage Ratios
                                                                   As of March 31, 2000
                                                -----------------------------------------------------------

                                                                   Dollars in Thousands

RISK-BASED CAPITAL RATIOS
-------------------------
                                                        The Company                        Bank
                                                ----------------------------     --------------------------
Tier 1 Capital                                  $    51,692          11.92%      $    51,814       12.00%
Tier 1 Capital - Minimum Required                    17,351           4.00%           17,275        4.00%
                                                -----------      ----------      -----------   ----------
Excess                                          $    34,341           7.92%      $    34,539        8.00%

Total Capital                                   $    56,973          13.13%      $    57,095       13.22%
Total Capital - Minimum Required                     34,702           8.00%           25,913        6.00%
                                                -----------      ----------      -----------   ----------
Excess                                          $    22,271           5.13%      $    31,182        7.22%

Net risk-weighted assets                        $   433,772                      $   431,881

LEVERAGE RATIOS
---------------
Total Tier 1 Capital                            $    51,692           8.67%      $    51,814        8.70%
Minimum Leverage Requirement                         23,851           4.00%           23,827        4.00%
                                                -----------      ----------      -----------   ----------
Excess                                          $    27,841           4.67%      $    27,987        4.70%

Average Total Assets,
      Net of all intangibles                    $   596,274                      $   595,684

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000, COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

The Company's profitability, like that of many financial institutions, is dependent to a large extent upon its net interest income. Simply stated, net interest income is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest bearing liabilities, such as deposits and borrowings.

Interest income for the first quarter of 2000 (the "2000 quarter") was $12,041,000 compared to $10,387,000 for the same quarter of 1999 (the "1999 quarter"). This increase of $1,654,000 is mainly the result of a higher volume of interest earning assets, but is also the result of higher yields being earned on these assets.

The  average  volume  of  the  Company's   securities   portfolio  decreased  to
$116,932,000  for the 2000  quarter  from  $137,757,000  for the  1999  quarter.
Interest income on investments totaled $1,816,000 for the 2000 quarter as compared to $2,004,000 for the same period in 1999. The decrease in income from investment securities is primarily due to the aforementioned volume reduction, given that the average yield earned on these securities rose between the 1999 and 2000 quarters from 5.82% to 6.18%, respectively.

Interest income from business loans totaled $2,587,000 for the 2000 quarter, compared to $2,049,000 for the 1999 quarter. This increase is the result of a rise in both the average volume of, and yield earned on business loans between the 1999 and 2000 quarters. The average volume of business loans for the 2000 and 1999 quarters was $117,874,000 and $96,945,000, respectively. The average yield earned on business loans for the 2000 and 1999 quarters was 8.83% and 8.50%, respectively.

Personal loan interest income decreased to $2,765,000 for the 2000 quarter from $2,948,000 for the same period in 1999. A lower average volume of personal loans for the 2000 quarter when compared to the 1999 quarter is the primary reason for this reduction, given that the average yield on these loans rose between the two periods. The average volume of personal loans for the 2000 and 1999 quarters was $96,982,000 and $106,515,000, respectively. The average yield earned on personal loans for the 2000 and 1999 quarters was 11.47% and 11.13%, respectively.

Interest income earned on real estate loans totaled $4,506,000 for the 2000 quarter as compared to $2,954,000 for the 1999 quarter. This increase is primarily the result of a significantly higher average volume of real estate loans between the two quarters, given that the average yield earned on these loans was slightly lower in the 2000 quarter than in the 1999 quarter. The average volume of real estate loans for the 2000 and 1999 quarters was $205,447,000 and $133,854,000, respectively. The average yield earned on real estate loans for the 2000 and 1999 quarters was 8.82% and 8.88%, respectively.

Interest paid on deposits for the 2000 quarter totaled $4,555,000 compared to $3,952,000 for the 1999 quarter. This increase is due to a rise in both the average volume and average cost of interest-bearing deposits between the 1999 and 2000 quarters. The average volume of interest-bearing deposits for the 2000 and 1999 quarters was $431,513,000 and $393,883,000, respectively. The average cost of interest-bearing deposits for the 2000 and 1999 quarters was 4.25% and 4.03%, respectively.

Other non-interest income for the 2000 quarter totaled $1,812,000 as compared to $1,557,000 for the same period in 1999. This increase is mainly attributable to higher fee and commission income generated in the 2000 quarter by the Company's brokerage, accounts receivable management and real estate secondary mortgage operations, than was generated in the 1999 quarter.

Non-interest expenses increased $345,000 to $5,694,000 for the 2000 quarter from $5,349,000 for the 1999 quarter. This increase is mainly due to the operation of two additional offices, and the personnel to staff them, in the 2000 quarter versus the 1999 quarter.

Income before taxes for the 2000 quarter was $2,135,000, compared to $1,530,000 for the same period in 1999. Consequently, the income tax provision increased between the two quarters by $244,000 to $728,000. The resulting

2000 quarter net income was $1,407,000, compared to net income for the 1999 quarter of $1,046,000. Diluted earnings per share for the 2000 and 1999 quarters was $.27 and $.20 respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest sensitivity is one measure of the vulnerability of earnings to changes in the general level of interest rates. Whenever interest-earning assets reprice to market interest rates at a different pace than interest-bearing liabilities, interest income performance will be affected favorably or unfavorably during periods of changes in general interest rates. Management is unable to predict future changes in market rates and their impact on the Company's profitability. Management believes, however, that the Company's current rate sensitivity position is well matched, indicating the assumption of minimal interest rate risk. Management does not believe there to have been any material shift in the relationship between the maturity characteristics of interest-earning assets, and interest-bearing liabilities since December 31, 1999, and, consequently, no material change in interest rate risk exposure.

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

                                            The Peoples BancTrust Company, Inc.


Date:   May 14, 2000                        /s/: Richard P. Morthland
                                            -------------------------
                                            Richard P. Morthland
                                            Chairman and Chief Executive Officer

Date:   May 14, 2000                        /s/: Andrew C. Bearden, Jr.
                                            ----------------------------
                                            Andrew C. Bearden, Jr
                                            Executive Vice President and
                                            Chief Financial Officer

Date:   May 14, 2000                        /s/: Thomas P. Wilbourne
                                            ----------------------------
                                            Thomas P. Wilbourne
                                            Assistant Treasurer
                                            (Principal Accounting Officer)