Form 10-Q
period 2000-06-30
PEOPLES BANCTRUST CO INC
filed 2000-08-14
CIK 762128

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                               ------------------
(MARK ONE)

|X|      QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

         OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         Commission File Number:  O-13653



                       THE PEOPLES BANCTRUST COMPANY, INC.
                       -----------------------------------
             (Exact name of registrant as specified on its charter)

           Alabama                                           63-0896239
------------------------------------                     ------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

310 Broad Street, Selma, Alabama                             36701
----------------------------------------                --------------
(Address of principal executive offices)                   (Zip Code)

                                 (334) 875-1000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of the close of business on August 7, 2000, 5,148,138 shares of the registrant's Common Stock, par value $.10 per share, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      In Thousands
                                               June 30, 2000   December 31, 1999
                                               -------------   -----------------
                                                (Unaudited)
ASSETS:
Cash and due from banks                          $  23,179      $  39,809
Federal funds sold and securities purchased
   under agreement to resell                         4,312          4,663
                                                 ---------      ---------
Total cash and cash equivalents                     27,491         44,472

Securities available-for-sale                      116,893        119,559

Loans, net of unearned income                      453,020        436,732
Allowance for loan losses                           (5,557)        (5,333)
                                                 ---------      ---------
Net loans                                          447,463        431,399

Bank premises and equipment, net                    14,510         13,880
Intangible assets                                    8,603          8,997
Other real estate, net                               1,022            876
Other assets                                        12,858         10,160
                                                 ---------      ---------
Total assets                                     $ 628,840      $ 629,343
                                                 =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Noninterest-bearing deposits                     $  67,396      $  68,056
Interest-bearing deposits                          429,252        421,285
                                                 ---------      ---------
Total deposits                                     496,648        489,341

Federal funds purchased and securities sold
   under agreements to repurchase                    8,381         34,789
Other borrowed funds                                58,176         42,104
Other liabilities                                    6,326          5,204
                                                 ---------      ---------
Total liabilities                                  569,531        571,438

Common stock                                           515            515
Additional paid-in-capital                           5,651          5,651
Accumulated other comprehensive loss, net of
   tax                                              (2,216)        (1,647)
Retained earnings                                   55,359         53,386
                                                 ---------      ---------

Total stockholders' equity                          59,309         57,905
                                                 ---------      ---------
Total liabilities and stockholders' equity       $ 628,840      $ 629,343
                                                 =========      =========

  See Notes to the Unaudited Condensed Consolidated Financial Statements

               THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                     In Thousands, except share and per share data
                                                                       (Unaudited)
                                                 Three Months Ended June 30,   Six Months Ended June 30,
                                                 ---------------------------   -------------------------
Income Statement                                      2000          1999          2000          1999
                                                      ----          ----          ----          ----
Interest and fees on loans                        $    10,745   $     8,693   $    20,855    $    16,877
Interest and dividends on investment securities         1,815         1,980         3,631          3,984
Other interest income                                     112            98           227            297
                                                  -----------   -----------   -----------    -----------
Total interest income                                  12,672        10,771        24,713         21,158

Interest on deposits                                    4,962         3,899         9,517          7,851
Interest on borrowed funds                                741           574         1,470            995
                                                  -----------   -----------   -----------    -----------
Total interest expense                                  5,703         4,473        10,987          8,846
                                                  -----------   -----------   -----------    -----------
Net interest income                                     6,969         6,298        13,726         12,312
Provision for loans losses                                849           848         1,565          1,580
                                                  -----------   -----------   -----------    -----------
Net interest income after provision for loan
   losses                                               6,120         5,450        12,161         10,732

Net securities (losses) gains                              --           122           (24)           162
Other noninterest income                                1,646         1,913         3,458          3,470
Noninterest expense                                     5,505         5,375        11,199         10,724
                                                  -----------   -----------   -----------    -----------
Income before provision for income taxes                2,261         2,110         4,396          3,640

Provision for income taxes                                768           724         1,496          1,208
                                                  -----------   -----------   -----------    -----------
Net income                                        $     1,493   $     1,386   $     2,900    $     2,432
                                                  ===========   ===========   ===========    ===========

Basic weighted average number of shares             5,148,138     5,148,138     5,148,138      5,148,138
Diluted weighted average number of shares           5,149,354     5,150,700     5,149,354      5,151,467
Basic net income per share                        $      0.29   $      0.27   $      0.56    $      0.47
Diluted net income per share                      $      0.29   $      0.27   $      0.56    $      0.47
Dividends per share                               $      0.09   $     0.085   $      0.18    $      0.17

See Notes to the Unaudited Condensed Consolidated Financial Statements

               THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                            In Thousands                     In Thousands
                                                            (Unaudited)                       (Unaudited)
                                                    Three Months Ended June 30,        Six Months Ended June 30,
                                                   -------------------------------   ------------------------------
                                                        2000             1999             2000             1999
                                                        ----             ----             ----             ----
Net income                                        $     1,493   $         1,386    $      2,900    $       2,432
Other Comprehensive income:
Unrealized gains (losses) on securities
   available for sale during the period                   138            (1,635)           (886)          (2,705)
Less: reclassification adjustment for net
 gains (losses) included in net income                     --               122             (24)             162
                                                  -----------   ---------------    ------------    -------------
Other comprehensive income (loss)                         138            (1,757)           (862)          (2,867)
Income tax provision (benefit) related to items
  of other comprehensive income (loss)                     47              (562)           (293)            (918)
                                                  -----------   ---------------    ------------    -------------
Other comprehensive income (loss), net of tax              91            (1,195)           (569)          (1,949)
                                                  -----------   ---------------    ------------    -------------
Comprehensive income, net of tax                  $     1,584   $           191    $      2,331    $         483
                                                  ===========   ===============    ============    =============

See Notes to the Unaudited Condensed Consolidated Financial Statements

               THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                             In Thousands
                                                              (Unaudited)
                                                       Six Months Ended June 30,
                                                       -------------------------
                                                            2000        1999
                                                            ----        ----

Net cash provided by operating activities                 $  3,330    $  4,763

Cash flows from investing activities
  Proceeds from sales of available-for-sale securities       6,354      21,703
  Proceeds from maturity and call of available-for-sale
   securities                                                1,450      14,650
  Purchases of available-for-sale securities                (6,066)    (30,631)
  Net increase in loans                                    (16,447)    (27,931)
  Purchases of bank premises and equipment                  (1,809)     (3,015)
  Proceeds from sale of bank premises and equipment             --         354
  Investment in other real estate and equipment                 --        (461)
  Proceeds from sale of other real estate                      230         230
  Investment in low income housing projects                    (67)        (66)
                                                          --------    --------
Net cash used in investing activities                      (16,355)    (25,167)
                                                          --------    --------
Cash flows from financing activities
  Increase in deposits                                       7,307      10,880
  Net (decrease) increase in borrowed funds                (10,336)      7,508
  Dividends paid                                              (927)       (875)
                                                          --------    --------
Net cash (used) in provided  by financing activities        (3,956)     17,513
                                                          --------    --------

Net decrease in cash and cash equivalents                  (16,981)     (2,891)
Cash and cash equivalents beginning of year                 44,472      36,267
                                                          --------    --------
Cash and cash equivalents end of period                   $ 27,491    $ 33,376
                                                          ========    ========

Cash paid for interest                                    $ 10,867    $  8,804
Cash paid for income taxes                                $  1,300    $  1,200

See Notes to the Unaudited Condensed Consolidated Financial Statements

               THE PEOPLES BANCTRUST COMPANY, INC. AND SUBSIDIARY

Notes to the Unaudited Condensed Consolidated Financial Statements (Unaudited)

Accounting Policies:

     The accompanying unaudited consolidated financial statements of The Peoples BancTrust Company, Inc, (the "Company") and its subsidiary, The Peoples Bank and Trust Company ("Peoples Bank"), have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year-ended December 31, 1999.

Commitments and Contingencies:

     The Company and its subsidiaries are from time to time defendants in legal actions arising from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at June 30, 2000, will have a materially adverse effect on the Company's financial statements.

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

Earnings Per Share:

     The following table reflects the reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation for the three months and six months ended June 30, 2000 and 1999:

                                                             (In thousands, except for per share data)
                                                                              2000
                                                 ----------------------------------------------------------------
                                                            Basic                            Diluted
                                                    Q-T-D           Y-T-D            Q-T-D            Y-T-D
                                                    -----           -----            -----            -----
Net income                                       $  1,493         $  2,900        $   1,493       $   2,900

Average shares outstanding                          5,148            5,148            5,148           5,148
  Effect of dilutive securities stock
   options                                                                                1               1
                                                                                  ---------       ---------
Diluted average shares outstanding                                                    5,149           5,149
Earnings per share:
   Net income                                    $   0.29         $   0.56        $    0.29       $    0.56



                                                                              1999
                                                 ----------------------------------------------------------------
                                                            Basic                            Diluted
                                                    Q-T-D           Y-T-D            Q-T-D            Y-T-D
                                                    -----           -----            -----            -----

Net income                                       $  1,386         $  2,432        $   1,386       $   2,432

Average shares outstanding                          5,148            5,148            5,148           5,148
  Effect of dilutive securities stock
   options                                                                                3               3
                                                                                  ---------       ---------
Diluted average shares outstanding                                                    5,151           5,151
Earnings per share:
   Net income                                    $   0.27         $   0.47        $    0.27       $    0.47

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                     GENERAL

The following analysis focuses on the financial condition and results of operations of The Peoples BancTrust Company, Inc. (the "Company"), and should be read in conjunction with the consolidated financial statements included in this report.

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

                               FINANCIAL CONDITION

LOANS

Loans, net of unearned income, rose $16,288,000 to $453,020,000 at June 30, 2000, from $436,732,000 at December 31, 1999. Strong real estate loan demand was the primary reason for this increase.

INVESTMENTS

Total investment securities were $116,893,000 at June 30, 2000 as compared to $119,559,000 on December 31, 1999. This represents a decrease of $2,666,000. This decrease is primarily the result of shifting funds out of the investment portfolio so as to make them available for deployment in the higher yielding loan portfolio.

At year-end 1999, and at June 30, 2000, the entire investment portfolio was classified as "available-for-sale", resulting in the portfolio being marked-to-market. At December 31, 1999, the portfolio had a net unrealized loss (net of taxes) of $1,647,000 as compared to a net unrealized loss (net of taxes) of $2,216,000 at June 30, 2000. This increase in the net unrealized loss (net of taxes)was primarily the result of rising interest rates between December 31, 1999 and June 30, 2000, which caused reductions in the market value of fixed rate bonds during this period.

SHORT-TERM INVESTMENTS

Short-term investments totaled $4,312,000 at June 30, 2000 as compared to $4,663,000 at December 31, 1999, a decrease of $351,000. Short-term investments are comprised of federal funds sold, and securities purchased under agreements to resell.

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

At June 30, 2000, the Company's allowance for loan losses had a balance of $5,557,000 as compared to $5,333,000 at December 31, 1999. As a result, the ratio of the allowance to total loans net of unearned income was 1.23% and 1.22% at June 30, 2000 and December 31, 1999, respectively. Loans requiring special attention because of potential weaknesses fell from $8,180,000 at December 31, 1999, to $7,987,000 at June 30, 2000. As a percentage of total loans net of unearned interest, non-accruing loans decreased to 0.42% at June 30, 2000, as compared to 0.65% at December 31, 1999. The coverage of the allowance to non-accruing loans was 291% and 188% at June 30, 2000 and December 31, 1999, respectively. The current level of allowance for loan losses exceeds the minimum requirements set forth by regulatory authorities. It is management's belief that, at its current level, the allowance for loan losses is sufficient to absorb any potential losses currently existing in the Company's loan portfolio.

DEPOSITS

At June 30, 2000, total deposits had increased to $496,648,000, or $7,307,000, from a December 31, 1999 total of $489,341,000. Noninterest-bearing deposits decreased $660,000, while interest-bearing deposits increased $7,967,000 during this period.

LIQUIDITY

Liquidity describes the Company's ability to meet its needs for cash. Those needs primarily include lending, withdrawal demands of customers and the payment of operating expenses. The liability base provides liquidity through deposit growth, the rollover of maturing deposits and accessibility to external sources of funds, ("Borrowed funds").

From time to time, the Company deploys short-term borrowed funds. At June 30, 2000, short-term borrowings in the form of federal funds purchased and securities sold under agreement to repurchase totaled $8,381,000, as compared to $34,789,000 at December 31, 1999. This significant reduction in the amount of short-term borrowings is due to the Company having repaid monies borrowed to fund several large, short-term loans issued to customers at year-end, as well as the repayment of funds borrowed related to the Company's year 2000 contingency plan guidelines.

Other borrowed funds increased to $58,176,000 at June 30, 2000 from $42,104,000 at December 31, 2000. The balance of other borrowed funds is comprised of borrowings from the Federal Home Loan Bank of Atlanta. This increase is the result of funding loan growth that occurred between December 31, 1999 and June 30, 2000.

STOCKHOLDERS' EQUITY

Total stockholders' equity at June 30, 2000 was $59,309,000 compared to $57,905,000 at December 31, 1999. This increase of $1,404,000 is accounted for as follows: $2,900,000 year-to-date earnings, $927,000 common stock dividends and $569,000 additional net unrealized loss on available-for-sale securities.

Risk-based capital regulations require all bank holding companies and banks to achieve and maintain a minimum total capital to risk-weighted assets ratio of 8.00%, at least half of which must be in the form of Tier 1 capital (consisting of stockholders' equity less goodwill). The following table indicates the Company's Tier 1 capital ratio and total capital ratio at June 30, 2000 were 11.57% and 12.81%, respectively. The Company maintained, at June 30, 2000, a leverage ratio of Tier 1 capital to total assets of 8.79% compared to the minimum regulatory standard of 4.00% required of the strongest companies and banks. In addition, the table indicates that the ratios of the Company's subsidiary bank, The Peoples Bank & Trust Co. ("Peoples Bank"), also exceed the minimum requirements of the regulation.

                                                               Risk-Based Capital Ratios & Leverage Ratios
                                                                           As of June 30, 2000
                                                   --------------------------------------------------------------------
RISK-BASED CAPITAL RATIOS                                                 Dollars in Thousands
---------------------------------------
                                                           The Company                             Peoples Bank
                                                   -----------------------------            ---------------------------
Tier 1 Capital                                           $  52,923       11.57%                   $  53,109     11.68%
Tier 1 Capital - Minimum Required                           18,294        4.00%                      18,193      4.00%
                                                   -----------------------------            ---------------------------
Excess                                                   $  34,629        7.57%                   $  34,916      7.68%

Total Capital                                            $  58,566       12.81%                   $  58,667     12.90%
Total Capital - Minimum Required                            36,587        8.00%                      36,386      8.00%
                                                   -----------------------------            ---------------------------
Excess                                                   $  21,979        4.81%                   $  22,281      4.90%

Net risk-weighted assets                                 $ 457,340                                $ 454,822

LEVERAGE RATIOS
---------------------------------------

Total Tier 1 Capital                                     $  52,923        8.79%                   $  53,109      8.83%
Minimum Leverage Requirement                                24,080        4.00%                      24,057      4.00%
                                                   -----------------------------            ---------------------------
Excess                                                   $  28,843        4.79%                   $  29,052      4.83%

Average Total Assets,
      Net of all intangibles                             $ 601,997                                $ 601,426

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000, COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

The Company's profitability, like that of many financial institutions, is dependent to a large extent upon its net interest income. Simply stated, net interest income is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings.

Interest income for the second quarter of 2000 (the "2000 quarter") totaled $12,672,000 compared to $10,771,000 for the same quarter of 1999 (the "1999 quarter"). The increase of $1,901,000 is due to both a rise in the average balance of the Company's loan portfolio and in the yield earned thereon.

The 2000 quarter saw a decrease of $165,000 in investment income when compared to the 1999 quarter. Interest income on investments totaled $1,815,000 for the 2000 quarter as opposed to $1,980,000 for the same period in 1999. A reduction in the average volume of investment securities is the primary reason for this decline.

Interest income from business loans totaled $2,910,000 for the 2000 quarter. This represents an increase of $826,000 when compared to $2,084,000 of interest income for the 1999 quarter. Increases in both the average volume and yield earned on these loans contributed to the increase in income between the two quarters.

Personal loan interest income decreased to $2,727,000 for the 2000 quarter from $2,918,000 for the 1999 quarter. A decrease in the average volume of personal loans during the 2000 quarter, as compared to the 1999 quarter, is largely the cause for this $191,000 reduction.

Interest income earned on real estate loans totaled $4,831,000 for the 2000 quarter as compared to $3,458,000 for the 1999 quarter. This increase of $1,373,000 between the 1999 quarter and the 2000 quarter is primarily the result of a significant increase in the average balance of real estate loans held.

Interest paid on deposits totaled $4,962,000 for the 2000 quarter, as compared to $3,899,000 for the 1999 quarter. Both average cost and average volume of interest bearing deposits were higher in the 2000 quarter than in the 1999 quarter, thus resulting in the $1,063,000 increase in interest paid.

Non-interest income for the 2000 quarter totaled $1,646,000. For the 1999 quarter, non-interest income totaled $2,035,000. This decrease is primarily due to lower deposit service charge income during the 2000 quarter than during the 1999 quarter.

Non interest expense increased $130,000 from the 1999 quarter to $5,505,000 for the 2000 quarter. Non-interest expense for the 1999 quarter totaled $5,375,000. Higher personnel and premises costs were the primary reasons for this increase in non interest expense between the 1999 and 2000 quarters.

Income before taxes for the 2000 quarter was $2,261,000, compared to $2,110,000 for the 1999 quarter. Consequently, the provision for income taxes increased as well. For the 2000 quarter, the provision for income taxes totaled $768,000 as compared to $724,000 for the 1999 quarter. The resulting 2000 quarter net income was $1,493,000, compared to net income for the 1999 quarter of $1,386,000. Earnings per share for the 2000 quarter was $.29, compared to $.27 for the 1999 quarter.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Interest income for the six months ended June 30, 2000 totaled $24,713,000, an increase of $3,555,000 from $21,158,000 for the same period in 1999. The average volume of interest earning assets rose to $552,562,000 at June 30, 2000, representing an increase of $54,455,000 over the June 30, 1999 level of $498,107,000. The increase in average volume, along with an increase in average annual yield, resulted in the increase in interest income. The average annual yield on interest earning assets at June 30, 2000 was 8.91%, whereas for the same period in 1999 it was 8.38%.

Interest income on the Company's investment securities portfolio for the six months ended June 30, 2000 totaled $3,631,000, which translates to an average annual yield of 6.23%. For the six months ended June 30, 1999, income from investment securities totaled $3,984,000, resulting in a 5.85% average annual yield. The investment securities portfolio had an average volume at June 30, 2000 of $117,184,000, that when compared to the average volume for the same period in 1999 of $136,283,000, explains the reduction in interest income, given the aforementioned increase in average annual yield.

Interest income on the Company's loans totaled $20,855,000 for the six-month period ended June 30, 2000. For the same period in 1999, interest income on loans totaled $16,877,000. Average loans for the six months ended June 30, 2000 was $435,378,000 yielding a 9.63% average annual return. For the same period in 1999, average loans totaled $361,824,000, earning an average annual yield of 9.33%. The $3,978,000 increase in loan interest income is the result of both higher average loan volume and higher average annual loan yields.

Interest expense on interest-bearing deposits for the six months ended June 30, 2000 totaled $9,517,000, with an average cost for these deposits of 4.44%. For the same period in 1999, interest expense on deposits totaled $7,851,000, with an average cost of 3.97%. The average balances of interest-bearing deposits for the six months ended June 30, 2000 and 1999 were $431,470,000 and $395,805,000, respectively. Both the increase in average deposit cost and average deposit balances, attributed to the $1,666,000 increase in interest expense on deposits.

The resulting net interest income of the Company for six months ended June 30, 2000 totaled $13,726,000. This represents an increase of $1,414,000 over net interest income for the same period in 1999 of $12,312,000. Net interest margin for the Company at June 30, 2000 was 4.92%, whereas for the same period in 1999 it was 4.97%.

Provision for loan losses for the six months ended June 30, 2000 totaled $1,565,000, as compared to $1,580,000 for the same period in 1999. The Company experienced relatively favorable loan charge off activity during the six months ended June 30, 2000. Given this, the Company was able to charge a lower provision for loan losses against earnings. Provision for loan losses are charges made against net interest income, and applied to the allowance for loan losses. See "Financial Condition--Allowance for Loan Losses" above.

During the six months ended June 30, 2000, non-interest income totaled $3,434,000, as compared to $3,632,000 for the same period in 1999. This $198,000 decrease is the result of lower deposit service charges during the first six months of 2000, than was present during the same period in 1999.

Non interest expense for the six months ended June 30, 2000 totaled $11,199,000 as compared to $10,724,000 for the same period of 1999. The $475,000 increase is primarily accounted for in additional personnel and facilities expenses associated with the Company's ongoing market expansion.

For the six months ended June 30, 2000, income before taxes totaled $4,396,000, compared to $3,640,000 for the same period in 1999. The income tax provision for six months ended June 30, 2000 totaled $1,496,000, whereas for the same period in 1999 it totaled $1,208,000. The resulting net income for the six months ended June 30, 2000 totaled $2,900,000, compared to $2,432,000 for the same period in 1999.

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

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 11, 2000, the Company held its Annual Meeting of Shareholders at which the following matters were considered and voted on:

Proposal I - Election of Directors

NOMINEES                                    FOR         WITHHELD
--------                                    ---         --------

John Crear                               4,487,925       10,384
Clyde B. Cox, Jr.                        4,487,425       10,884
Arnold B. Dopson                         4,487,536       10,773
Harry W. Gamble, Jr.                     4,487,425       10,884
Ted M. Henry                             4,487,425       10,884
Elam P. Holley, Jr.                      4,486,536       11,773
Edith Morthland Jones                    4,488,425        9,884
Richard P. Morthland                     4,486,427       11,882
Thomas E. Newton                         4,488,425        9,884
Walter Owens                             4,488,425        9,884
David Y. Pearce                          4,488,425        9,884
C. Ernest Smith                          4,488,385        9,924
Julius E. Talton, Jr.                    4,487,425       10,884
Daniel P. Wilbanks                       4,488,425        9,884

     There were no abstentions and 1,000 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         Exhibit 27 - Financial Data Schedule (SEC use only)

(b)      Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    The Peoples BancTrust Company, Inc.


Date:  August 10, 2000              /s/ Richard P. Morththland
                                    ------------------------------------
                                    Richard P. Morthland
                                    Chairman and Chief Executive Officer


Date:  August 10, 2000              /s/ Andrew C. Bearden, Jr.
                                    ------------------------------------
                                    Andrew C. Bearden, Jr.
                                    Executive Vice President and Chief
                                      Financial Officer

Date:  August 10, 2000              /s/ Thomas P. Wilbourne
                                    ------------------------------------
                                    Thomas P. Wilbourne
                                    Assistant Vice President and
                                      Assistant Treasurer
                                    (Principal Accounting Officer)