Form 10-Q
period 2000-09-30
PEOPLES BANCTRUST CO INC
filed 2000-11-14
CIK 762128

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

|X|      QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

         OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         Commission File Number:  O-13653


                       THE PEOPLES BANCTRUST COMPANY, INC.
             (Exact name of registrant as specified on its charter)

           Alabama                                        63-0896239
------------------------------------        -----------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification No.)

310 Broad Street, Selma, Alabama                               36701
------------------------------------------          ---------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (334) 875-1000
           ---------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of the close of business on November 9, 2000, 5,148,138 shares of the registrant's Common Stock, par value $.10 per share, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           In Thousands
                                                   September 30,    December 31,
                                                       2000            1999
                                                       ----            ----
                                                   (Unaudited)
ASSETS:
Cash and due from banks                                $  22,287      $  39,809
Federal funds sold and securities purchased
   under agreement to resell                               9,255          4,663
                                                       ---------      ---------
Total cash and cash equivalents                           31,542         44,472

Securities available-for-sale                            122,176        119,559
Loans, net of unearned discount                          464,369        436,732
Allowance for loan losses                                 (6,042)        (5,333)
                                                       ---------      ---------
Net loans                                                458,327        431,399

Bank premises and equipment, net                          14,911         13,880
Intangible assets                                          8,429          8,997
Other real estate, net                                       970            876
Other assets                                              13,555         10,160
                                                       ---------      ---------
Total assets                                           $ 649,910      $ 629,343
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Non-interest-bearing deposits                          $  69,054      $  68,056
Interest-bearing deposits                                449,461        421,285
                                                       ---------      ---------
Total deposits                                           518,515        489,341


Federal funds purchased and securities sold
   under agreements to repurchase                          4,679         34,789
Other borrowed funds                                      57,702         42,104
Other liabilites                                           8,168          5,204
                                                       ---------      ---------
Total liabilities                                        589,064        571,438


Common stock                                                 515            515
Additional paid-in-capital                                 5,651          5,651
Accumulated other comprehensive income, net
   of tax                                                 (1,669)        (1,647)
Retained earnings                                         56,349         53,386
                                                       ---------      ---------

Total stockholders' equity                                60,846         57,905
                                                       ---------      ---------
Total liabilities and stockholders' equity             $ 649,910      $ 629,343
                                                       =========      =========

  See Notes to the Unaudited Condensed Consolidated Financial Statements

               THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                 In Thousands, except share and per share data
                                                                 (Unaudited)
                                      Three Months Ended September 30,  Nine Months Ended September 30,
                                      --------------------------------  -------------------------------
                                                2000          1999           2000          1999
                                                ----          ----           ----          ----
Interest and fees on loans                  $    11,334   $     9,454   $    32,189    $    26,331
Interest and dividends on investment
   securities                                     1,804         1,912         5,435          5,896
Other interest income                               234            18           461            315
                                            -----------   -----------   -----------    -----------
Total interest income                            13,372        11,384        38,085         32,542

Interest on deposits                              5,459         4,150        14,976         12,001
Interest on borrowed funds                          977           577         2,447          1,572
                                            -----------   -----------   -----------    -----------
Total interest expense                            6,436         4,727        17,423         13,573
                                            -----------   -----------   -----------    -----------
Net interest income                               6,936         6,657        20,662         18,969

Provision for loans losses                          782         1,290         2,347          2,870
                                            -----------   -----------   -----------    -----------
Net interest income after provision for
   loan losses                                    6,154         5,367        18,315         16,099

Net securities gains (losses)                        17            42            (7)           204
Other non-interest income                         2,057         1,886         5,515          5,356
Non-interest expense                              6,186         5,277        17,385         16,001
                                            -----------   -----------   -----------    -----------
Income before income taxes                        2,042         2,018         6,438          5,658

Provision for income taxes                          589           666         2,085          1,874
                                            -----------   -----------   -----------    -----------
Net income                                  $     1,453   $     1,352   $     4,353    $     3,784
                                            ===========   ===========   ===========    ===========

Basic weighted average number of shares       5,148,138     5,148,138     5,148,138      5,148,138
Diluted weighted average number of shares     5,149,953     5,150,700     5,149,717      5,151,467
Basic net income per share                  $      0.28   $      0.26   $      0.85    $      0.74
Diluted net income per share                $      0.28   $      0.26   $      0.85    $      0.73
Dividends per share                         $      0.09   $     0.085   $      0.27    $     0.255

See Notes to the Unaudited Condensed Consolidated Financial Statements

               THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                        In Thousands         In Thousands
                                                         (Unaudited)          (Unaudited)
                                                     Three Months Ended    Nine Months Ended
                                                        September 30,         September 30,
                                                     -------------------   ------------------
                                                       2000      1999       2000       1999
                                                       ----      ----       ----       ----
Net income                                           $ 1,453   $ 1,352    $ 4,353    $ 3,784
Other comprehensive income:
Unrealized gains (losses) on securities
      available for sale during the period               846      (499)       (40)    (3,204)
Less: reclassification adjustment for net
 gains (losses) included in net income                    17        42         (7)       204
                                                     -------   -------    -------    -------
Other comprehensive income (loss)                        829      (541)       (33)    (3,408)
Income tax provision (benefit) related to items of
   other Comprehensive income (loss)                     282      (173)       (11)    (1,091)
                                                     -------   -------    -------    -------
Other comprehensive income (loss), net of tax            547      (368)       (22)    (2,317)
                                                     -------   -------    -------    -------
Comprehensive income, net of tax                     $ 2,000   $   984    $ 4,331    $ 1,467
                                                     =======   =======    =======    =======

See Notes to the Unaudited Condensed Consolidated Financial Statements

               THE PEOPLES BANCTRUST COMPANY, INC., SELMA, ALABAMA
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               In Thousands
                                                                (Unaudited)
                                                             Nine Months Ended
                                                               September 30,
                                                          ---------------------
                                                            2000        1999
                                                            ----        ----

Net cash provided by operating activities                 $  6,542    $  4,975
                                                          --------    --------

Cash flow from investing activities
  Proceeds from sales of available-for-sale securities       8,473      28,957
  Proceeds from maturity and call of available-for-sale
    securities                                               1,450      17,409
  Purchases of available-for-sale securities               (12,659)    (32,142)
  Net increase in loans                                    (27,785)    (56,901)
  Purchases of bank premises and equipment                  (2,686)     (3,728)
  Proceeds from sale of bank premises and equipment             29         310
  Investment in other real estate and equipment                 --        (117)
  Proceeds from sale of other real estate                      535         269
  Investment in low income housing                            (101)       (105)
                                                          --------    --------
Net cash used by investing activities                      (32,744)    (46,048)
                                                          --------    --------
Cash flow from financing activities
  Increase in deposits                                      29,174      15,777
  Net (decrease) increase in borrowed funds                (14,512)     19,488
  Dividends paid                                            (1,390)     (1,313)
                                                          --------    --------
Net cash provided  by financing activities                  13,272      33,952
                                                          --------    --------
Net decrease in cash and cash equivalents                  (12,930)     (7,121)
Cash and cash equivalents beginning of year                 44,472      36,267
                                                          --------    --------
Cash and cash equivalents end of period                   $ 31,542    $ 29,146
                                                          ========    ========

Cash paid for interest                                    $ 16,017    $ 13,095
Cash paid for income taxes                                $  1,975    $  1,800

See Notes to the Unaudited Condensed Consolidated Financial Statements

               THE PEOPLES BANCTRUST COMPANY, INC. AND SUBSIDIARY

Notes to the Unaudited Condensed Consolidated Financial Statements

Accounting Policies:

     The accompanying unaudited consolidated financial statements of The Peoples BancTrust Company, Inc, (the "Company") and its subsidiary, The Peoples Bank and Trust Company ("Peoples Bank"), along with its subsidiaries Loan Express, Inc. and The Peoples Insurance Agency, Inc. have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year-ended December 31, 1999.

Commitments and Contingencies:

     The Company and its subsidiaries are from time to time defendants in legal actions arising from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at September 30, 2000, will have a materially adverse effect on the Company's financial statements.

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

     Earnings Per Share:

     The following tables reflect the reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation for the three months and nine months ended September 30, 2000 and 1999 (In thousands, except for per share data):

                                                                              2000
                                                 ----------------------------------------------------------------
                                                            Basic                            Diluted
                                                    Q-T-D           Y-T-D            Q-T-D            Y-T-D
                                                    -----           -----            -----            -----
Net income                                       $  1,453         $  4,353        $   1,453       $   4,353

Average shares outstanding                          5,148            5,148            5,148           5,148
  Effect of dilutive securities stock
   options                                                                                2               2
                                                                                  ---------       ---------
Diluted average shares outstanding                                                    5,150           5,150
Earnings per share:
   Net income                                    $   0.28         $   0.85        $    0.28       $    0.85



                                                                              1999
                                                 ----------------------------------------------------------------
                                                            Basic                            Diluted
                                                    Q-T-D           Y-T-D            Q-T-D            Y-T-D
                                                    -----           -----            -----            -----

Net income                                       $  1,352         $  3,784        $   1,352       $   3,784

Average shares outstanding                          5,148            5,148            5,148           5,148
  Effect of dilutive securities stock
   options                                                                                3               3
                                                                                  ---------       ---------
Diluted average shares outstanding                                                    5,151           5,151
Earnings per share:
   Net income                                    $   0.26         $   0.74        $    0.26       $    0.73

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

                               FINANCIAL CONDITION

LOANS

Loans, net of unearned income, rose $27,637,000 to $464,369,000 at September 30, 2000, from $436,732,000 at December 31, 1999. Strong demand in the commercial real estate section of the loan portfolio was the primary reason for this increase.

INVESTMENTS

Total investment securities were $122,176,000 at September 30, 2000 as compared to $119,559,000 on December 31, 1999. This represents an increase of $2,617,000. Both deposit growth, as well as reductions in cash and cash equivalents, contributed to this increase in investment securities.

At year-end 1999, and at September 30, 2000, the entire investment portfolio was classified as "available-for-sale", resulting in the portfolio being marked-to-market. At December 31, 1999, the portfolio had a net unrealized loss (net of taxes) of $1,647,000 as compared to a net unrealized loss (net of taxes) of $1,669,000 at September 30, 2000. This increase in the net unrealized loss (net of taxes) was primarily the result of rising interest rates between December 31, 1999 and September 30, 2000, which caused reductions in the market value of fixed rate bonds during this period.

SHORT-TERM INVESTMENTS

Short-term investments totaled $9,255,000 at September 30, 2000 as compared to $4,663,000 at December 31, 1999, an increase of $4,592,000. Short-term investments are comprised of federal funds sold, and securities purchased under agreements to resell. Both deposit growth, as well as reductions in cash and cash equivalents, contributed to this increase in short-term investment securities.

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

At September 30, 2000, the Company's allowance for loan losses had a balance of $6,042,000 as compared to $5,333,000 at December 31, 1999. As a result, the ratio of the allowance to total loans net of unearned income was 1.30% and 1.22% at September 30, 2000 and December 31, 1999, respectively. Loans requiring special attention because of potential weaknesses fell from $8,180,000 at December 31, 1999, to $7,073,000 at September 30, 2000. As a percentage of total loans net of unearned interest, non-accruing loans decreased to 0.50% at September 30, 2000, as compared to 0.65% at December 31, 1999. The coverage of the allowance to non-accruing loans was 260% and 188% at September 30, 2000 and December 31, 1999, respectively. The current level of allowance for loan losses exceeds the minimum requirements set forth by regulatory authorities. It is management's belief that, at its current level, the allowance for loan losses is sufficient to absorb any potential losses currently existing in the Company's loan portfolio.

DEPOSITS

At September 30, 2000, total deposits had increased to $518,515,000, or $29,174,000 from a December 31, 1999 balance of $489,341,000.
Non-interest-bearing deposits increased $998,000 between December 31, 1999 and September 30, 2000, while interest-bearing deposits increased $28,176,000 for the same period.

Between December 31, 1999 and September 30, 2000 the Company entered two new markets, both of which have generated deposit growth. During July of 2000, the
Company acquired $10,000,000 of deposits placed by brokers ("Brokered deposits"). Brokered deposits are more likely to be withdrawn from the Company than other, more traditional, types of deposits. These deposits are fully insured by the Federal Deposit Insurance Corporation, and are deployed by management to meet short-term funding needs. Having entered two new markets and the acceptance or brokered deposits contributed to the significant growth in total deposits.

LIQUIDITY

Liquidity describes the Company's ability to meet its needs for cash. Those needs primarily include lending, withdrawal demands of customers and the payment of operating expenses. The liability base provides liquidity through deposit growth, the rollover of maturing deposits and accessibility to external sources of funds, ("borrowed funds").

From time to time, the Company utilizesshort-term borrowed funds. At September 30, 2000, short-term borrowings in the form of federal funds purchased and securities sold under agreement to repurchase totaled $4,679,000, as compared to $34,789,000 at December 31, 1999. This significant reduction in the amount of short-term borrowings was primarily due to the Company having repaid monies borrowed to fund several large, short-term loans issued to customers at year-end, as well as the repayment of funds borrowed related to the Company's year 2000 contingency plan guidelines.

Other borrowed funds increased to $57,702,000 at September 30, 2000 from $42,104,000 at December 31, 2000. Other borrowed funds is comprised of borrowings from the Federal Home Loan Bank of Atlanta. This increase is the result of having funded loan growth that occurred between December 31, 1999 and September 30, 2000.

STOCKHOLDERS' EQUITY

Total stockholders' equity at September 30, 2000 was $60,846,000, compared to $57,905,000 at December 31, 1999. This increase of $2,941,000 was accounted for as follows: $4,353,000 year-to-date earnings, $1,390,000 common stock dividends and $22,000 additional net unrealized loss on available-for-sale securities.

Risk-based capital regulations require all bank holding companies and banks to achieve and maintain a minimum total capital to risk-weighted assets ratio of 8.00%, at least half of which must be in the form of Tier 1 capital (consisting of stockholders' equity less goodwill). The following table indicates the Company's Tier 1 capital ratio and total capital ratio at September 30, 2000 were 11.45% and 12.70%, respectively. The Company maintained, at September 30, 2000, a leverage ratio of Tier 1 capital to total assets of 8.85% compared to the minimum regulatory standard of 4.00% required of the strongest companies and banks. In addition, the table indicates that the ratios of the Company's subsidiary bank, The Peoples Bank and Trust Co. ("Peoples Bank"), also exceed the minimum requirements of the regulation.

                                                             Risk-Based Capital Ratios & Leverage Ratios
                                                                       As of September 30, 2000
                                       ------------------------------------------------------------------------------

RISK-BASED CAPITAL RATIOS                                                Dollars in Thousands
---------------------------------------
                                                          The Company                           Peoples Bank
                                                  ----------------------------           ----------------------------
Tier 1 Capital                                          $  54,087      11.45%                  $  54,272      11.55%
Tier 1 Capital - Minimum Required                          18,889       4.00%                     18,792       4.00%
                                                  ----------------------------           ----------------------------
Excess                                                  $  35,198       7.45%                  $  35,480       7.55%

Total Capital                                           $  59,992      12.70%                  $  60,314      12.84%
Total Capital - Minimum Required                           37,779       8.00%                     37,583       8.00%
                                                  ----------------------------           ----------------------------
Excess                                                  $  22,213       4.70%                  $  22,731       4.84%

Net risk-weighted assets                                $ 472,234                              $ 469,792

LEVERAGE RATIOS
---------------------------------------
Total Tier 1 Capital                                    $  54,087       8.85%                  $  54,272       8.89%
Minimum Leverage Requirement                               24,441       4.00%                     24,421       4.00%
                                                  ----------------------------           ----------------------------
Excess                                                  $  29,646       4.85%                  $  29,851       4.89%

Average Total Assets,
      Net of all intangibles                            $ 611,033                              $ 610,526

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

The Company's profitability, like that of many financial institutions, is dependent to a large extent upon its net interest income. Simply stated, net interest income is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings.

Interest income for the third quarter ended September 30, 2000 (the "2000 quarter") totaled $13,372,000, compared to $11,384,000 for the same quarter of 1999 (the "1999 quarter"). The increase of $1,988,000 was primarily due to both an increase in the average balance of the Company's loan portfolio and in the average yield earned on said portfolio, having been partially offset by an increase in interest paid on deposits.

The 2000 quarter saw a decrease of $108,000 in investment income when compared to the 1999 quarter. Interest income on investments totaled $1,804,000 for the 2000 quarter as opposed to $1,912,000 for the same period in 1999. A reduction in the average volume of investment securities during the 2000 quarter, as compared to the 1999 quarter, was the primary reason for this decline.

Interest income from business loans totaled $3,110,000 for the 2000 quarter. This represents an increase of $748,000 when compared to $2,362,000 of interest income for the 1999 quarter. Increases in both the average volume and yield earned on these loans contributed to the increase in income between the two quarters.

Personal loan interest income decreased to $2,747,000 for the 2000 quarter from $2,933,000 for the 1999 quarter. A decrease in the average volume of personal loans during the 2000 quarter, as compared to the 1999 quarter, was largely the cause for this $186,000 reduction.

Interest income earned on real estate loans totaled $5,179,000 for the 2000 quarter, as compared to $3,902,000 for the 1999 quarter. This increase of $1,277,000 between the 1999 quarter and the 2000 quarter was primarily the result of a significant increase in the average balance of real estate loans held.

Interest paid on deposits totaled $5,459,000 for the 2000 quarter, as compared to $4,150,000 for the 1999 quarter. Both the average cost and average volume of interest bearing deposits were higher in the 2000 quarter than in the 1999 quarter, thus resulting in the $1,309,000 increase in interest paid.

The 2000 quarter provision for loan losses charge was $782,000, as compared to $1,290,000 for the 1999 quarter. The Company experienced lower loan charge off activity during the 2000 quarter than during the 1999 quarter, thus contributing to the $508,000 reduction in the provision for loan losses charge between the two quarters.

Other non-interest income for the 2000 quarter totaled $1,858,000. For the 1999 quarter, other non-interest income totaled $1,886,000.

Non-interest expense increased $710,000 from the 1999 quarter to $5,987,000 for the 2000 quarter. Non-interest expense for the 1999 quarter totaled $5,277,000. Higher personnel and premises costs relative to ongoing market expansion were the primary reasons for this increase in noninterest expense between the 1999 and 2000 quarters.

Income before taxes for the 2000 quarter was $2,042,000, compared to $2,018,000 for the 1999 quarter. For the 2000 quarter, the provision for income taxes totaled $589,000, as compared to $666,000 for the 1999 quarter. This reduction in income tax provision between the two quarters is the result of the Company recognizing income tax credits, and the tax benefit of flow through losses on low income housing projects in which it is a limited partner. The resulting 2000 quarter net income was $1,453,000, compared to net income for the 1999 quarter of $1,352,000. Earnings per share for the 2000 quarter was $.28, compared to $.26 for the 1999 quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Interest income for the nine months ended September 30, 2000 totaled $38,085,000, an increase of $5,543,000 from $32,542,000 for the same period in 1999. The average volume of interest earning assets rose to $569,713,000 at

September 30, 2000, representing an increase of $52,859,000 over the September 30, 1999 level of $516,854,000. The increase in average volume, along with an increase in average annual yield, resulted in the increase in interest income. The average annual yield on interest earning assets for the nine months ended September 30, 2000 was 8.91%, whereas for the same period in 1999 it was 8.39%.

Interest income on the Company's investment securities portfolio for the nine months ended September 30, 2000 totaled $5,435,000, which translates to an average annual yield of 6.16%. For the nine months ended September 30, 1999, income from investment securities totaled $5,896,000, resulting in a 5.96% average annual yield. The investment securities portfolio had an average volume at September 30, 2000 of $117,562,000, that when compared to the average volume for the same period in 1999 of $131,800,000, explains the reduction in interest income, given the aforementioned increase in average annual yield.

Interest income on the Company's loans totaled $32,189,000 for the nine-month period ended September 30, 2000. For the same period in 1999, interest income on loans totaled $26,331,000. Average loans for the nine months ended September 30, 2000 were $441,889,000, yielding a 9.71% average annual return. For the same period in 1999, average loans totaled $375,899,000, earning an average annual yield of 9.34%. The $5,858,000 increase in loan interest income was the result of both higher average loan volume and higher average annual loan yields.

Interest expense on interest-bearing deposits for the nine months ended September 30, 2000 totaled $14,976,000, with an average cost for these deposits of 4.58%. For the same period in 1999, interest expense on deposits totaled $12,001,000, with an average cost of 3.99%. The average balances of interest-bearing deposits for the nine months ended September 30, 2000 and 1999 were $435,689,000 and $401,533,000, respectively. Both the increase in average deposit cost and average deposit balances were attributable to the $2,975,000 increase in interest expense on deposits.

The resulting net interest income of the Company for nine months ended September 30, 2000 totaled $20,662,000. This represents an increase of $1,693,000 over net interest income for the same period in 1999 of $18,969,000. Net interest margin for the Company for the nine months ended September 30, 2000 was 4.84%, whereas for the same period in 1999 it was 4.89%.

Provision for loan losses for the nine months ended September 30, 2000 totaled $2,347,000, as compared to $2,870,000 for the same period in 1999. The Company experienced relatively favorable loan charge off activity during the nine months ended September 30, 2000. Given this, the Company was able to charge a lower provision for loan losses against earnings. Provision for loan losses are charges made against net interest income, and applied to the allowance for loan losses. See "Financial Condition--Allowance for Loan Losses" above.

During the nine months ended September 30, 2000, non-interest income totaled $5,515,000, as compared to $5,356,000 for the same period in 1999. This $159,000 increase was primarily due to the Company having increased its customer base.

Non-interest expense for the nine months ended September 30, 2000 totaled $17,385,000 as compared to $16,001,000 for the same period of 1999. The
$1,384,000 increase is primarily accounted for in additional personnel and facilities expenses associated with the Company's ongoing market expansion.

For the nine months ended September 30, 2000, income before taxes totaled $6,438,000, compared to $5,658,000 for the same period in 1999. The income tax provision for nine months ended September 30, 2000 totaled $2,085,000, whereas for the same period in 1999 it totaled $1,874,000. The resulting net income for the nine months ended September 30, 2000 totaled $4,353,000, compared to $3,784,000 for the same period in 1999.

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

                           PART II - OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

Shelton Trent Merriweather v. The Peoples Bank and Trust Company, et al, Circuit Court of Dallas County, Alabama, Case No. CV-2000-318. This complaint was served on Peoples Bank on October 2, 2000. The complaint claims unspecified amounts of compensatory and punitive damages based on a mortgage loan and sale of life insurance to the plaintiff by the Peoples Bank which occurred in July of 1994. The plaintiff alleges that the defendants charged the plaintiff, without his permission, for credit life insurance, which he never received and that the defendant Peoples Bank amortized the plaintiff's mortgage at an amount higher than what he was told was the amount of the loan. The complaint avers that the actions of the defendants constitute negligence, wanton and/or fraudulent conduct, misrepresentations, suppression, deception, breach of contract, and conspiracy. The Peoples Bank denies the allegations of the complaint and intends to vigorously defend the case. Based on the information now available, the Company considers that the suit is without merit. However, there has been no discovery or hearings in the case, and it is premature to attempt to determine any possible exposure.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         Exhibit 27 - Financial Data Schedule (SEC use only)

(b)      Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               The Peoples BancTrust Company, Inc.


Date:  November 9, 2000        /s/ Richard P. Morthland
                               ---------------------------------------------
                               Richard P. Morthland
                               Chairman and Chief Executive Officer


Date:  November 9, 2000        /s/ Andrew C. Bearden, Jr.
                               ---------------------------------------------
                               Andrew C. Bearden, Jr.
                               Executive Vice President and Chief Financial
                                 Officer


Date:  November 9, 2000        /s/ Thomas P. Wilbourne
                               ---------------------------------------------
                               Thomas P. Wilbourne
                               Assistant Vice President and Assistant Treasurer
                               (Principal Accounting Officer)