Form 10-K
period 2000-12-31
PEOPLES BANCTRUST CO INC
filed 2001-03-30
CIK 762128

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 _____________

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________

Commission file number   0-13653
                       -----------

                      THE PEOPLES BANCTRUST COMPANY, INC.
                      -----------------------------------
            (Exact name of registrant as specified in its charter)

            Alabama                                    63-0896239
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

310 Broad Street, Selma, Alabama                          36701
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

     Registrant's telephone number, including area code:  (334) 875-1000.

      Securities registered pursuant to Section 12(b) of the Act:  None.

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.10 per share
                    --------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES  X   NO______
                                          ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The registrant's voting stock is traded on the Nasdaq SmallCap Market. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price ($13.75 per share) at which the stock was sold on March 19, 2001, was approximately $48,581,000. For purposes of this calculation, the term "affiliate" refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant's Common Stock.

As of the close of business on March 19, 2001, 5,148,138 shares of the registrant's Common Stock were outstanding.

                      Documents Incorporated By Reference
Part II:
Annual Report to Stockholders for the year ended December 31, 2000.

Part III:
Portions of the definitive proxy statement for the Annual Meeting of the Shareholders.

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

     BancTrust and Peoples Bank are headquartered in Selma, Alabama. Peoples Bank conducts a general commercial and full-service retail banking business in Dallas, Autauga, Butler, Bibb, Shelby, Tallapoosa, Elmore, Lee and Tuscaloosa counties and surrounding areas of Alabama. In addition, Peoples Bank offers trust and financial management services. Peoples Bank provides banking services to individuals, corporations and others. Peoples Bank's services also include the sale of traveler's checks, the rental of safe deposit facilities, collection of domestic and foreign items, issuance of cashier's checks and money orders, 24-hour Automated Teller Machine ("ATM") service, bank by mail, night depository, internet banking and other customary banking services. Peoples Bank makes commercial, personal, construction and real estate loans and accepts both demand and time deposits. Peoples Bank offers a wide variety of other financial products through its brokerage department and insurance agency.

     Peoples Bank is a member of the Federal Deposit Insurance Corporation ("FDIC"), and its deposit accounts are insured by the Bank Insurance Fund ("BIF") to a maximum of $100,000 for each insured depositor. Peoples Bank is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "FRB") and the State Banking Department of the State of Alabama (the "Banking Department"). There are also various requirements and restrictions under the laws of the United States of America and the State of Alabama, which affect the operations of Peoples Bank. These laws include usury requirements, restrictions relating to investments and other requirements. See "Regulation, Supervision and Governmental Policy."

     BancTrust's executive offices and the main office of Peoples Bank are located at 310 Broad Street, Selma, Alabama 36701. Peoples Bank operates four branches in Selma, four branches in Tallassee, three branches in Prattville, two branches in Greenville, and one branch in each of Plantersville, Georgiana, McKenzie, Centreville, Millbrook, Montevallo, Helena, Eclectic, North Bibb, Opelika and Tuscaloosa, Alabama. BancTrust's telephone number is (334) 875-1000.

Proposed Merger

     On January 17, 2001 BancTrust and South Alabama Bancorporation ("South Alabama") announced that they would combine in a "merger of equals" transaction pursuant to an Agreement and Plan of Merger ("Merger Agreement") dated as of January 17, 2001. Pursuant to the Merger Agreement, BancTrust would have merged into South Alabama with South Alabama as the surviving corporation ("Merger"), whose name would have then been changed to "The Peoples BancTrust Company, Inc." At the effective time of the Merger, each share of BancTrust's issued and outstanding common stock was to be converted to 1.35 shares of South Alabama's common stock (or cash in lieu of fractional shares). The Merger, which was approved by the boards of directors of both companies, was subject to normal regulatory approvals and the approval of the shareholders of the Company and South Alabama.

     In connection with the excecution of the Merger Agreement, BancTrust and South Alabama entered into (a) an option agreement pursuant to which South Alabama granted BancTrust an option to purchase up to 19.9% of South Alabama's shares, exercisable at $8.625 per share under certain circumstances (the "South Alabama Option Agreement"), and (b) an option agreement pursuant to which BancTrust granted South Alabama an option to purchase up to 19.9% of BancTrust's shares, exercisable at $12.435 per share under certain circumstances (the "BancTrust Agreement").

     The South Alabama Option Agreement and the BancTrust Option Agreement are Exhibits A and B respectively, to the Merger Agreement filed as Exhibit 2.1 to the Current Report on Form 8-K dated January 17, 2001, which is incorporated herein by reference.

     On March 27, 2001, the parties mutually agreed to terminate the aforementioned Merger Agreement, via execution of a Termination Agreement dated as of March 27, 2001, which is Exhibit 2.1 to the Current Report on Form 8-K dated March 27, 2001, which is incorporated herein by reference.

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

Lending Activities

     Loan Composition. The following table sets forth a five-year comparison of
     ----------------
major categories of BancTrust's loans.

                                                          At December 31,
                                   ---------------------------------------------------------
                                     2000        1999        1998        1997         1996
                                     ----        ----        ----        ----         ----
                                                         (In thousands)
Commercial and industrial          $140,410    $127,071    $116,783    $103,090     $ 91,808
Real estate - mortgage(1)           244,143     200,996     120,918     106,222       88,090
Personal                             89,900      99,857     110,306      89,807       86,491
Overdrafts and credit line            2,384      10,767      10,786       7,367        5,261
                                   ---------------------------------------------------------
Total loans                        $476,837    $438,691    $358,793    $306,486     $271,650
                                   =========================================================
Less:
Unearned discount                  $  2,039    $  1,959    $  2,154    $    753     $  2,349
Allowance for loan losses             6,072       5,333       4,291       3,446        3,173
                                   ---------------------------------------------------------
Total loans, net                   $468,726    $431,399    $352,348    $302,287     $266,128
                                   =========================================================

_________________
(1) Includes real estate-construction loans.

     The above loans include agricultural loans totaling approximately $13.6 million, $22.4 million, $21.9 million, $17.1 million and $16.6 million at December 31, 2000, 1999, 1998, 1997 and 1996, respectively. Such agricultural loans do not include other business or personal loans the proceeds of which were used for non-agricultural purposes. The primary source of repayment of these loans is a farm commodity (e.g., timber). See Note 6 of Notes to Consolidated Financial Statements in BancTrust's Annual Report to Stockholders for the year ended December 31, 2000 (Exhibit No. 13), which is incorporated herein by reference.

     Loan Maturities.  The following table reflects at December 31, 2000 the
     ---------------
dollar amount of loans maturing or subject to rate adjustment based on their contractual terms. Loans with fixed rates are reflected based upon the contractual repayment schedule, while loans with variable interest rates are reflected based upon the contractual repayment schedule up to the contractual rate adjustment date. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity are reported as due within three months.

                                      0 -3 Months   4 -12 Months    1-5 Years    After 5 Years        Total
                                      -----------   ------------    ---------    -------------        -----
                                                                   (In thousands)
Commercial and industrial               $  92,984       $ 21,323    $  22,615        $   3,488    $ 140,410
Real estate-mortgage                       63,309         38,485       59,377           82,972      244,143
Personal, overdrafts and
  credit lines                             12,652         12,645       59,980            7,007       92,284
                                      ---------------------------------------------------------------------
                                        $ 168,945       $ 72,453    $ 141,972        $  93,467    $ 476,837
                                      =====================================================================

Loans with fixed interest rates         $  28,986       $ 28,431    $  81,247        $  80,731    $ 219,395
Loans with variable interest rates        139,959         44,022       60,725           12,736      257,442
                                      ---------------------------------------------------------------------
                                        $ 168,945       $ 72,453    $ 141,972        $  93,467    $ 476,837
                                      =====================================================================


     Commercial and Industrial Loans. These loans are generally originated in
     -------------------------------
BancTrust's primary lending area. BancTrust's commercial and industrial loans are made for a variety of business purposes, including working capital, inventory, equipment and capital expansion. At December 31, 2000, commercial and industrial loans outstanding totaled $140.0 million, or 29.45% of BancTrust's total loan portfolio. The terms for commercial and industrial loans are generally less than one year. Commercial and industrial loan applications must be supported by current financial information on the borrower and, where appropriate, by adequate collateral. Approval of the loans is subject to the borrower qualifying for the loan under BancTrust's underwriting standards. These types of loans are generally considered to be a higher credit risk than other loans originated by BancTrust.

     Real Estate Mortgage Loans.  BancTrust also originates one-to-four family,
     --------------------------
owner-occupied residential mortgage loans secured by property located in BancTrust's primary market area. BancTrust's residential mortgage loans, the majority of which consist of loans secured by owner-occupied, single-family residences, totaled approximately $104 million at December 31, 2000. Commercial, construction and development and other real estate mortagage loans comprised the balance of the real estate mortgage loan portfolio at December 31, 2000. BancTrust had $244.0 million, or 51.20% of its total loan portfolio, in real estate mortgage loans at December 31, 2000.

     Personal Loans.  At December 31, 2000, BancTrust's personal loan portfolio
     --------------
totaled $92.0 million, or 19.35% of BancTrust's total net loan portfolio. BancTrust's personal loan portfolio is comprised of automobile loans (including automobile loans originated by dealers), home improvement loans, unsecured personal notes, mobile home loans, boat loans, credit card loans, and loans secured by savings deposits. Although personal loans tend to have a higher risk of default than other loans, management believes its monitoring and review processes provide sufficient safeguards. These loans tend to be significantly effected by the local economy. Furthermore, BancTrust has experienced increased competition from non-banking institutions in the consumer credit market, as well as redutions in the credit quality of personal loan applications. Management has elected to reduce its focus on personal loan originations, as well as increase that portion of its total allowance for loan losses attributable to the personal loan portfolio.

     Lending Limits.  BancTrust's limit for unsecured loans to individual
     --------------
customers is 10% of the capital accounts of BancTrust. The limit for unsecured and secured loans combined to individual customers is 20% of the capital accounts of BancTrust, subject to certain terms and conditions. For customers desiring loans in excess of BancTrust's lending limits, BancTrust may loan on a participation basis, with its correspondent banks taking the amount of the loan in excess of BancTrust's lending limits. In other cases, BancTrust may refer such borrowers to other institutions.

     Nonaccrual, Past Due, Restructured and Potential Problem Loans. BancTrust
     --------------------------------------------------------------
classifies its problem loans into four categories: non-accrual loans, past-due loans, restructured loans, and potential problem loans. At December 31, 2000, there were no material amounts of potential problem loans which were not included in the other three categories of problem loans.

     When management determines that a loan no longer meets the criteria for performing loans and that collection of interest appears doubtful, the loan is placed on nonaccrual status. All loans 90 days past due are placed on nonaccrual status, unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Management closely monitors all loans which are contractually 90 days past due, restructured or on nonaccrual status. These loans are summarized as follows:

                                                                                      At December 31,
                                                                ---------------------------------------------------------
                                                                  2000         1999        1998        1997        1996
                                                                  ----         ----        ----        ----        ----
                                                                                       (In thousands)
Loans accounted for on a nonaccrual basis....................   $  2,442     $  2,840    $  3,888    $  1,733    $  2,048

Accruing loans which are contractually past due 90 days
or more as to interest or principal payments                           -            -           -           -           -

Accruing loans, the terms of which have been
restructured to provide a reduction or deferral of
interest or principal because of a deterioration in
the financial position of the  borrower......................         65           71         187          69         294

The gross interest income that would have been recorded
in the year then ended if the nonaccrual and
restructured loans had been current in accordance with
their original terms and had been outstanding through
the period or since origination, if held for part of
the year.....................................................        161          310         162          57          77

The amount of interest income on nonaccrual and
retructured loans that was included in net income for
the year.....................................................   $     22     $     42    $     58    $     26    $     27

     Management of BancTrust has identified certain loans totaling approximately $16.6 million at December 31, 2000 (including loans identified in the above table) which it has determined require special attention due to potential weaknesses. The largest five loans aggregated approximately $11.4 million and ranged in size from $538,000 to $6,261,000. It is management's opinion that the allowance for loan losses (see below) is adequate to absorb probable losses related to such loans. Aggressive efforts continue to reduce principal, secure additional collateral and improve the overall payment status of these loans.

     The following table sets forth BancTrust's potential problem loans at December 31, 2000 by loan category and the amount and type of collateral securing such loans.

               Loan Category / Collateral                  Amount
               --------------------------                  ------
                                                       (In thousands)

               Commercial and Industrial:
                 Collateralized by Real Estate.........   $  4,482
                 Collateralized by Other (1)...........     10,246
                 Unsecured.............................          -
                                                          --------
                 Total Commercial and Industrial.......     14,728
                                                          --------

               Real Estate-Mortgage and Personal:
                 Collateralized by Real Estate.........      1,573
                 Collateralized by Other (1)...........        256
                 Unsecured.............................         70
                                                          --------
                 Total Real Estate-Mortgage............      1,899
                                                          --------
                 Total.................................   $ 16,627
                                                          ========

____________
(1) Includes approximately $1.2 million of loans collateralized by accounts receivable, inventory, furniture and fixtures and automobile dealer floor plans.

     Loan Loss Experience.  Note 1 of Notes to Consolidated Financial Statements
     --------------------
contained in BancTrust's Annual Report to Stockholders for the year ended December 31, 2000 (Exhibit No. 13) are incorporated herein by reference.

     The allowance for possible loan losses at BancTrust is maintained at a level, which in management's opinion, is adequate to absorb all probable losses on loans then present in the loan portfolio. The amount of the allowance is affected by: (1) loan charge-offs, which decrease the allowance; (2) recoveries on loans previously charged-off, which increase the allowance; and (3) the provision of possible loan losses charged to income, which increases the allowance. In determining the provision for possible loan losses, management monitors fluctuations in the allowance resulting from actual charge-offs and recoveries. Also, management periodically reviews the size and composition of the loan portfolio in light of economic conditions in an effort to evaluate portfolio risks. Ultimately, the amount of the provision charged against income is an amount sufficient to maintain the allowance at a level consistent with management's assessment of the aforementioned portfolio risks as of the date of such assessment.

     The following is a summary of activity in the allowance for loan losses:

                                                                           Year Ended December 31,
                                                      ---------------------------------------------------------------
                                                                               (In thousands)
                                                         2000          1999          1998          1997          1996
                                                         ----          ----          ----          ----          ----
Balance at beginning of year                          $ 5,333       $ 4,291       $ 3,446       $ 3,173       $ 2,701

Charge-offs:
Commercial and industrial                               1,367         1,252         1,622           346           390
Real estate-mortgage (1)                                  339           129            19            66            40
Personal                                                1,951         3,062         1,739         1,974         1,892
Overdrafts and credit lines                               115            73            68            30            57
                                                      ---------------------------------------------------------------
Total charge-offs                                       3,772         4,516         3,448         2,416         2,379

Recoveries:
Commercial and industrial                                 219           191           524            71            64
Real estate-mortgage (1)                                  178            22            96            38            45
Personal                                                  820           805           738           702           622
Overdrafts and credit lines                                17            20             7            11             6
                                                      ---------------------------------------------------------------
Total recoveries                                        1,234         1,038         1,365           822           737

Net charge-offs                                        (2,538)       (3,478)       (2,083)       (1,594)       (1,642)
Provision charged to operations                         3,277         4,520         2,336         1,867         2,114
Additions due to acquisition                                -             -           592             -             -
                                                      ---------------------------------------------------------------
Balance at end of year                                $ 6,072       $ 5,333       $ 4,291       $ 3,446       $ 3,173
                                                      ===============================================================

Ratio of net charge-offs to average loans
outstanding, net of unearned discounts, during
the period                                               0.57%         0.90%         0.67%         0.59%         0.69%
                                                      ===============================================================

(1)  Includes real estate-construction loans.

     The following table presents an allocation of BancTrust's allowance for loan losses at the dates indicated:

                                                      At December 31,
                                 -------------------------------------------------------
                                       2000              1999                 1998
                                       ----
                                 ---------------    ---------------     ----------------
                                                 (Dollars in thousands)
                                   %      Amount      %      Amount       %       Amount
                                  ---     ------     ---     ------      ---      ------
Commercial and industrial          29%    $1,777      33%    $1,771       28%     $1,201
Real estate mortgage (1)            2%       123       3%       180        5%        215
Personal                           69%     4,172      62%     3,292       65%      2,789
Overdraft and credit line           0%         -       2%        90        2%         86
                                 ---------------    ---------------     ----------------
Total allowance                   100%    $6,072     100%    $5,333      100%     $4,291
                                 ===============    ===============     ================

                                 ----------------------------------
                                       1997              1998
                                 ---------------    ---------------
                                      (Dollars in thousands)
                                   %      Amount       %     Amount
                                  ---     ------      ---    ------
Commercial and industrial          33%    $1,138      26%    $  817
Real estate mortgage (1)           16%       552      17%       553
Personal                           50%     1,724      55%     1,752
Overdraft and credit line           1%        32       2%        51
                                 ---------------    ---------------
Total allowance                   100%    $3,446     100%    $3,173
                                 ===============    ===============


(1)  Includes real estate-construction loans.

Investment Activities

     Securities by Category.  Investments are classified as either held-to-
     ----------------------
maturity, trading or available-for-sale securities. See Note 1 of Notes to Consolidated Financial Statements contained in BancTrust's Annual Report to Stockholders for the year ended December 31, 2000 (Exhibit No. 13), which is incorporated herein by reference. There were no securities classified as held-to-maturity or trading at December 31, 2000, 1999 and 1998. The following table sets forth the amount of securities available-for-sale by major categories held by BancTrust at December 31, 2000, 1999 and 1998.

                                                                   At December 31,
                                                        --------------------------------------
                                                          2000           1999          1998
                                                          ----           ----          ----
Securities Available for Sale                                        (In thousands)
-----------------------------
U.S. Treasury, U.S. Agencies and corporations           $  84,755      $  81,001     $ 102,781
Obligations of states and political subdivisions            2,105          2,198         4,582
Corporate and other securities                             45,045         36,360        30,208
                                                        --------------------------------------
                                                        $ 131,905      $ 119,559     $ 137,571
                                                        ======================================

     Corporate and other securities as of December 31, 2000, were comprised of the following:

                                                      Securities
                                                      Available
                                                       For Sale
                                                    --------------
                                                    (In thousands)

Corporate notes...................................      $   2,985
Mortgage backed securities........................         33,798
Mutual funds......................................          4,424
Common stock......................................          3,838
                                                    -------------
                                                        $  45,045
                                                    =============


     All corporate notes are rated A1 to AAA. All mortgage backed securities obligations are either guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association or the Federal Home Loan Mortgage Corporation or have AAA ratings. Common stock holdings include investments in the Federal Reserve Bank, Federal Home Loan Bank and another local bank, which is closely monitored by management.

     Management considers all of the above securities to have a relatively low level of default risk.

     For information regarding the amortized cost and approximate market value of securities at December 31, 2000, 1999 and 1998, see Note 5 of Notes to Consolidated Financial Statements contained in BancTrust's Annual Report to Stockholders for the year ended December 31, 2000 (Exhibit No. 13), which is incorporated herein by reference.

     Maturity Distributions of Securities.  The following table sets forth the
     ------------------------------------
distributions of maturities of securities at amortized cost as of December 31, 2000.

                                                                   Maturity
                                    -----------------------------------------------------------------------

                                    0-3 Months   4-12 Months    Over 1 to 5     Over 5 to 10        Over 10    No Specific
                                    ----------   -----------    -----------     ------------        -------
                                                                   Years            years            years       Due Date
                                                                   -----            -----            -----       --------
                                                                    (Dollars in thousands)
U.S. Treasury, U.S. agencies and      $  3,700     $  12,319      $  68,852        $       -       $       -      $      -
 corporations
Obligations of states and                  100             -          1,315              415             250             -
 political subdivisions
Corporate and other securities              22         1,007          5,141            2,747          28,152         8,264
                                    --------------------------------------------------------------------------------------
Total                                 $  3,822     $  13,326      $  75,308        $   3,162       $  28,402      $  8,264
                                    ======================================================================================
Weighted average yield(1)                 5.51%         5.50%          6.08%            6.18%           5.89%         5.94%
                                    ======================================================================================

________________
(1) Yields on tax-exempt obligations have been computed on a tax-equivalent basis using an incremental rate of 34%.

     Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For information regarding the amortized cost and approximate market value of securities at December 31, 2000, by contractual maturity, see Note 5 of Notes to Consolidated Financial Statements contained in BancTrust's Annual Report to Stockholders for the year ended December 31, 2000 (Exhibit No. 13), which is incorporated herein by reference.

Deposits

     Deposits are the primary source of funds for BancTrust. BancTrust's deposits consist of checking accounts, regular savings deposits, NOW accounts, Money Market Accounts, Certificates of Deposit and Jumbo Certificates of Deposit. Deposits are attracted from individuals, partnerships and corporations primarily in BancTrust's market area. In addition, BancTrust obtains deposits from state and local entities and, to a lesser extent, the U.S. Government and other depository institutions. As of December 31, 2000, BancTrust's total deposits were $536.2 million. BancTrust was in receipt of $15 million in brokered time deposits at December 31, 2000.

     The following table indicates the amount of BancTrust's certificates of deposit and other time deposits, including brokered time deposits, of $100,000 or more by time remaining until maturity as of December 31, 2000.

  Maturity Period                 Certificates of   Other Time
  ---------------                     Deposit        Deposits
                                  ----------------------------
                                         (In Thousands)
  Three months or                     $    10,936    $       -
  less..........................
  Over three through six                   24,047            -
  months........................
  Over six through twelve                  30,620        1,978
  months........................
  Over twelve months............            9,235          254
                                  ----------------------------
                                      $    74,838    $   2,231
                                  ============================

     The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated.

                                                                  Year Ended December 31,
                                          -----------------------------------------------------------------------
                                                   2000                     1999                    1998
                                          ---------------------    ---------------------    ---------------------
                                           Average      Average     Average      Average     Average      Average
                                           Deposits      Rate       Deposits      Rate       Deposits       Rate
                                           --------      ----       --------      ----       --------       ----
                                                                   (Dollars in thousands)
Non-interest bearing demand deposits      $   61,806      0.00%    $   67,193      0.00%    $   64,735      0.00%
Interest bearing demand deposits             116,657      2.85%       106,806      2.53%        96,687      2.88%
Savings deposits                              41,917      2.36%        45,434      2.48%        44,281      3.00%
Time deposits                                283,880      5.80%       249,952      5.02%       228,347      5.43%
                                          ----------               ----------               ----------
Total deposits                            $  504,260      4.70%    $  469,385      3.49%    $  434,050      3.80%
                                          ==========               ==========               ==========

Borrowings

     BancTrust utilizes borrowings as a source of funds, allbeit to a much lesser extent than deposits. The primary source of borrowed funds for BancTrust is the Federal Home Loan Bank of Atlanta (FHLB), of which BancTrust is a member. At December 31, 2000, BancTrust had borrowed funds outstanding with FHLB of approximately $57,219,000. BancTrust also, from time to time, borrows funds on a short-term or overnight basis, to meet current or immediated funding needs. These short-term borrowings are referred to as "Federal funds purchased and securities sold under agreements to repurchase". At December 31, 2000, BancTrust had federal funds sold and securities purchased under agreements to resell of approximately $5,733,000. For information regarding borrowed funds at December 31, 2000, see Note 8 of Notes to Consolidated Financial Statements contained in BancTrust's Annual Report to Stockholders for the year ended December 31, 2000 (Exhibit No. 13), which is incorporated herein by reference.

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

     The banking business in Alabama generally, and in BancTrust's primary service areas specifically, is highly competitive with respect to both loans and deposits. BancTrust competes with many larger banks and other financial institutions, which have offices over a wide geographic area. These larger institutions have certain inherent advantages, such as the ability to finance wide ranging advertising campaigns and promotions and to allocate their investment assets to regions offering the highest yield and demand. They also offer services such as international banking, which are not offered directly by BancTrust (but could be offered indirectly through correspondent institutions). By virtue of their larger total capitalization (legal lending limits to an individual consumer or corporation are limited to a percentage of BancTrust's total capital accounts), such banks have substantially higher lending limits than does BancTrust. Other entities, both governmental and in private industry, raise capital through the issuance and sale of debt and equity securities and thereby indirectly compete with BancTrust in the acquisition of deposit funds.

     Under the federal Bank Holding Company Act of 1956, as amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), Alabama banks and their holding companies may be acquired by out-of-state banks or their holding companies, and Alabama banks and their holding companies may acquire out-of-state banks without regard to whether the transaction is prohibited by the laws of any state. Under the federal and Alabama law, the FRB may not approve the acquisition of a bank in Alabama if such bank has not been in existence for at least five years or, if following the acquisition, the acquiring bank holding company and its depository institution affiliates would control 30% or more of the deposits in depository institutions in Alabama. In addition, the federal banking agencies are authorized to approve interstate merger transactions without regard to whether such transactions are prohibited by the law of any state, unless the home state of one of the banks opts out of the Riegle-Neal Act by adopting a law that applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Alabama has enacted legislation that expressly authorizes Alabama banks to participate in interstate mergers in accordance with the Riegle-Neal Act.

Employees

     As of December 31, 2000, BancTrust employed 332 persons, including executive officers, loan officers, bookkeepers, tellers and others. None of BancTrust's employees are presently represented by a union or covered under a collective bargaining agreement. Management considers that BancTrust's employee relations are excellent.

Return on Equity and Assets

     The following table shows the percentage return on equity and assets of BancTrust for the years ended December 31, 2000, 1999 and 1998.

                                             Year Ended December 31,
                                          -----------------------------
                                             2000      1999      1998
                                             ----      ----      ----
Return on assets:
 Net income/average total assets             0.97%     0.92%     1.02%
Return on equity:
 Net income/average equity                  10.17%     9.30%     9.68%
Dividend payout ratio:
 Dividends declared per share/net           31.36%    33.50%    31.86%
  income per share
Equity to assets ratio:
 Average equity/average total assets         9.53%     9.90%    10.50%


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

     Financial Modernization Legislation.  The Gramm-Leach-Bliley Act of 1999
     -----------------------------------
(the "GLB Act") includes a number of provisions intended to modernize and to increase competition in the American financial services industry, including authority for bank holding companies to engage in a wider range of nonbanking activities, including securities underwriting and general insurance activities. Under the GLB Act, a bank holding company that elects to become a financial holding company may engage in any activity that the FRB, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLB Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the FRB. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are and continue to be well-capitalized and well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

     National banks and state banks (assuming they have the requisite investment authority under state law) are also authorized by the GLB Act to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the FRB, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries).

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

     Bank Holding Company Regulation.  BancTrust is registered as a bank holding
     -------------------------------
company under the Holding Company Act and, as such, is subject to supervision and regulation by the FRB. BancTrust is required to furnish to the FRB an annual report of its operations at the end of each fiscal year and to furnish such additional information as the FRB may require pursuant to the Holding Company Act. BancTrust is also subject to regular examination by the FRB.

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

     As a federally insured bank, Peoples Bank is required to pay deposit insurance assessments to the FDIC based on a percentage of its insured deposits. Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured bank depends on the assessment risk classification assigned to the bank. The FDIC has set the 2001 annual insurance assessment rates applicable to Bank Insurance Fund ("BIF") member banks like Peoples Bank from $0 for well-capitalized banks in the highest supervisory subgroup to 0.27% of insured deposits for undercapitalized banks in the lowest supervisory subgroup. Peoples Bank was a "well-capitalized" bank as of December 31, 2000. In addition to deposit insurance assessments, FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 0.02% of insured deposits to fund interest payments on certain bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Institution Insurance Fund.

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

     The regulations of the FRB require bank holding companies and state member banks to maintain a minimum leverage ratio of "Tier 1 capital" (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. Although setting a minimum 3.0% leverage ratio, the regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near such a minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by its primary regulator. Any bank or bank holding company experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. In addition, the FRB has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization's ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

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

     The FRB has adopted regulations that classify insured depository institutions by capital levels and provide that the FRB will take various prompt corrective actions to resolve the problems of any state member bank that fails to satisfy the capital standards. Under the regulations, a "well-capitalized" bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An "adequately capitalized" bank is one that does not qualify as "well capitalized" but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which the bank's capital levels are below these standards. A bank that falls within any of the three "undercapitalized" categories is subjected to certain severe regulatory sanctions. As of December 31, 2000, Peoples Bank was categorized as "well-capitalized."

     See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 14 of Notes to Consolidated Financial Statements contained in BancTrust's Annual Report to Stockholders for the year ended December 31, 2000 (Exhibit No. 13), which is incorporated herein by reference.

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

ITEM 2.  PROPERTIES

     BancTrust's principal executive offices and Peoples Bank's main office are located at 310 Broad Street, Selma, Alabama in a building owned by Peoples Bank. At March 20, 2001, Peoples Bank maintained 24 branches in Dallas, Autauga, Butler, Bibb, Elmore, Shelby, Tallapoosa, Lee and Tuscaloosa counties, of which 7 are leased. Peoples Bank has applied for and received regulatory approval for the establishment of a branch located at 429 North Dear Street, Auburn, Alabama. It is currently anticipated that the aforementioned branch will open in April 2001.


ITEM 3.  LEGAL PROCEEDINGS

     Management currently is not aware of any material legal proceedings to which BancTrust or Peoples Bank is a party or to which any of their property is subject, except as follows:

     Shelton Trent Merriweather v. The Peoples Bank and Trust Company, et al,
     -----------------------------------------------------------------------
Circuit Court of Butler County, Alabama. This complaint was served on the Bank in October 2000. The complaint claims unspecified amounts of compensatory and punitive damages based on a mortgage loan and sale of life insurance to the plaintiff by the Bank, which occurred in July 1994. The allegations of the complaint aver, in general, that the defendants charged the plaintiff, without his permission, for credit life insurance, which he never received and that the defendant Bank amortized the plaintiff's mortgage at an amount higher than what he was told was the amount of the loan. The complaint avers that the actions of the defendants constitute negligence, wanton and/or fraudulent conduct, misrepresentations, suppression, deception, breach of contract, and conspiracy. The Bank considers the case to be without merit, as well as being barred by the applicable statute of limitations.

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

     See Note 11 of Notes to Consolidated Financial Statements contained in BancTrust's Annual Report to Stockholders for the year ended December 31, 2000 (Exhibit 13), which is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Richard P. Morthland, 59, is currently Chairman of the Board and Chief Executive Officer of Peoples Bank and BancTrust. Mr. Morthland has been an officer of Peoples Bank since 1965 and a Director since February, 1977.

     Elam P. Holley, Jr., 50, is currently President, Chief Operating Officer and a Director of Peoples Bank and BancTrust. Mr. Holley has been an officer of Peoples Bank since November 1975 and a Director since January, 1988.

     Andrew C. Bearden, Jr., 54, is currently Executive Vice President - Operations/Finance Division of Peoples Bank and Executive Vice President and Chief Financial Officer of BancTrust. Prior to assuming his position as manager of Operations/Finance Division, Mr. Bearden served as manager of Retail/Operations Division of Peoples Bank since 1994. Between 1991 and 1994, Mr. Bearden served as Senior Vice Priesident and Retail Division manager of Peoples Bank, having served as Vice President and Trust Officer prior to 1991. Mr. Bearden was in private practice as a certified public accountant prior to his employment with Peoples Bank in 1985.

     Gerald F. Holley, 57, is currently Executive Vice President and Head of the Lending Division of Peoples Bank, and Executive Vice President and Assistant Secretary of BancTrust. Prior to assuming his current position in July 2000, Mr. Holley served as Senior Vice President of Operatoins for Colonial BancGroup in Montgomery, Alabama from 1998 to 2000, and President of the Chattahoochee Valley Area Banks of Colonial BancGroup from 1993 to 1998. Mr. Holley began his banking career in Anniston, Alabama in 1962.

     Terry L. Pritchett, 50, is currently Senior Vice President and Auditor of both Peoples Bank and BancTrust. Mrs. Pritchett joined Peoples Bank in April of 1984 as Auditor. Prior to April 1984, Mrs. Pritchett served as Vice President of Operations for SouthTrust Bank in Selma Alabama.

     John G. Chisolm, 52, is currently Executive Vice President - Commercial Division of Peoples Bank. Mr. Chisolm assumed this position in December 1992. He has been employed by Peoples Bank since 1979, primarily in the commercial lending area. Prior to his employment by Peoples Bank, Mr. Chisolm was employed by American National Bank and Trust Company, Chattanooga, Tennessee for seven years in its commercial lending division.

     M. Scott Patterson, 58, is currently Executive Vice President-Financial Services Division, Secretary and Investment Officer of Peoples Bank and Secretary of BancTrust. Mr. Patterson has been in these positions with Peoples Bank since November 1985 and with BancTrust since April 1997. Prior to coming to Peoples Bank in October 1983, Mr. Patterson served for 20 years in the United States Air Force, retiring as a Lieutenant Colonel.

     Lynn W. Swindal, 47, is currently Executive Vice President-Retail Division Manager of Peoples Bank. Mrs. Swindal has been employed with Peoples Bank since 1978, and has held her current position since December of 1998. Prior to coming to Peoples Bank, Mrs. Swindal was employed at National Bank & Trust Co. in St. Petersburg, Florida.

     William S. Johnson, 51, is currently Regional President of the Butler County Division of Peoples Bank. Prior to his coming to Peoples Bank in June 1993, Mr. Johnson was President of The Fort Deposit Bank in Fort Deposit, Alabama for eight years.

     Bobby Leach, 52, is currently Regional President of the Bibb County Division of Peoples Bank. Mr. Leach has been in banking over 26 years, serving as President and Chief Executive Officer of the former Peoples Bank of Centreville for several years.

     Jefferson G. Ratcliffe, Jr., 39, is currently Regional President of the Prattville/Millbrook Division of Peoples Bank. Mr. Ratcliffe joined Peoples Bank in 1985. Before being named to his present position, Mr. Ratcliffe served as Senior Lender and Commercial Lender for the Prattville/Millbrook Division of Peoples Bank.

     Michael A. Truelove, 38, is currently Regional President of the Shelby County Division of Peoples Bank. Mr. Truelove joined Peoples Bank in November of 1996, and assumed his current position in March of 1998. Before joining Peoples Bank, Mr. Truelove served as Consumer Loan Product Manager for Compass Bank in Birmingham, Alabama.

     David W. Baggett, Jr., 36, is currently Regional President of the Tallassee Division of Peoples Bank. Mr. Baggett joined Peoples Bank in July of 1998. Prior to joining Peoples Bank, Mr. Baggett served as President of The Bank of Tallassee, in Tallassee, Alabama.

     James B. Hurst, 45, is currently Regional President of the Lee County Division of Peoples Bank. Mr. Hurst joined Peoples Bank in September of 1998. Prior to joining Peoples Bank, Mr. Hurst was President and Chief Executive Officer of Eagle Bank of Alabama, in Opelika, Alabama.

     Owen Skinner, 52, is currently Regional President of the Tuscaloosa County Division of Peoples Bank. Prior to joing Peoples Bank, Mr. Skinner served as Executive Vice President of National Bank of Commerce in Tuscaloosa, Alabama from January of 1999 to March of 2000, and as President and Chief Operating Officer of National Bank of the South in Tuscaloosa, Alabama from March 1995 to December 1998. Mr. Skinner also served as Chief of Staff to the Leiutenant Govonor of the State of Alabama from March 1993 to March 1995.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     For information concerning holders of common stock, high and low prices and frequency and amount of dividends, see "Stock Dividend and Price Information" in BancTrust's Annual Report to Stockholders for the year ended December 31, 2000 (Exhibit No. 13) which is incorporated herein by reference.

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

     The primary source of BancTrust's revenues (including funds to pay dividends) is dividends from the Bank. Alabama law imposes certain restrictions on the ability of BancTrust and Peoples Bank to pay dividends. See Item 1. "Business--Regulation, Supervision and Governmental Policy" and Note 14 of Notes to Consolidated Financial Statements contained in BancTrust's Annual Report to Stockholders for the year ended December 31, 2000 (Exhibit 13), which is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The information set forth under the caption "Five Year Comparison of Selected Financial Data" in BancTrust's Annual Report to Stockholders for the year ended December 31, 2000 (Exhibit No. 13) is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in BancTrust's Annual Report to Stockholders for the year ended December 31, 2000 (Exhibit No. 13) is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in BancTrust's Annual Report to Stockholders for the year ended December 31, 2000 (Exhibit No. 13) is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     BancTrust's Consolidated Financial Statements together with the related notes and the report of PricewaterhouseCoopers LLP, independent public accountants, all of which are forth in BancTrust's Annual Report to Stockholders for the year ended December 31, 2000 (Exhibit No. 13), are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of BancTrust is omitted from this Report as BancTrust intends to file a definitive proxy statement not later than 120 days after December 31, 2000, and the information to be included therein is incorporated herein by reference. Information regarding the executive officers of BancTrust is included under separate caption in Part I of this Form 10-K.
Item 405 of Regulation S-K disclosure is omitted from this Report as BancTrust will file a definitive proxy statement dated not later than 120 days after December 31, 2000, and the Item 405 disclosure to be included therein will incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is omitted from this Report as BancTrust will file a definitive proxy statement dated not later than 120 days after December 31, 2000 and the information to be included therein is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item is omitted from this Report as BancTrust will file a definitive proxy statement dated not later than 120 after December 31, 2000, and the information to be included therein is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item is omitted from this Report as BancTrust will file a definitive proxy statement dated not later than 120 days after December 31, 2000, and the information to be included therein is incorporated herein by reference.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The following consolidated financial statements of BancTrust in the Annual Report to Stockholders for the year ended December 31, 2000, are incorporated herein by reference in Item 8 of this Report.

            1.  Report of Independent Accountants.

            2.  Consolidated Balance Sheets - December 31, 2000 and 1999.

            3. Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998.

            4. Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2000, 1999 and 1998.

            5. Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998.

            6. Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998.

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

            Exhibit No. 2(iii). Agreement of Plan of Merger dated as of January 17, 2001, by and between The Peoples BancTrust Company, Inc. and South Alabama Banccorporation, Inc. - incorporated herein by reference to Exhibit 2.1 the the Registrant's Current Report on Form 8-K, dated January 17, 2001.

            Exhibit No. 2(iv). Termination Agreement dated as of March 27, 2001, by and between The Peoples BancTrust Company, Inc. and South Alabama Banccorporation, Inc. - incorporated herein by reference to Exhibit
            2.1 to the Registrant's Current Report on Form 8-K, dated March 27, 2001.

            Exhibit No. 3. Articles of Incorporation and Bylaws
                           ------------------------------------

            (i) Articles of Incorporation - incorporated herein by reference to Exhibit 3(i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

            (ii) Bylaws - incorporated herein by reference to Exhibit 3(ii) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.


            Exhibit No. 10. Stock Option Plans
                            ------------------

            (i)    1992 Stock Option Plan - Incorporated herein by reference to
                   Exhibit 10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

            (ii)   1999 Stock Option Plan - Incorporated herein by reference to
                   Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-77109).


            Exhibit No. 13. Annual Report to Stockholders
                            -----------------------------

            Portions of the Annual Report to Stockholders for the year ended December 31, 2000, which are expressly incorporated herein by reference.


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

                                    THE PEOPLES BANCTRUST COMPANY, INC.
                                                 (Registrant)



Date: March 28, 2001                By: /s/ Richard P. Morthland
                                       -----------------------------
                                       Richard P. Morthland
                                       Chairman of the Board and
                                       Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

DATE: SIGNATURE AND TITLE:


/s/ Richard P. Morthland                             March 28, 2001
--------------------------------
Richard P. Morthland
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)


/s/ Andrew C. Bearden, Jr.                           March 28, 2001
--------------------------------
Andrew C. Bearden, Jr.
Executive Vice President and
Chief Financial Officer


/s/ Thomas P. Wilbourne                              March 28, 2001
--------------------------------
Thomas P. Wilbourne
Assistant Vice President and Controller
(Principal Accounting Officer)


/s/ Clyde B. Cox Jr.                                 March 28, 2001
--------------------------------
Clyde B. Cox, Jr.
Director


/s/ John Crear                                       March 28, 2001
--------------------------------
John Crear
Director


/s/ Arnold B. Dopson                                 March 28, 2001
--------------------------------
Arnold B. Dopson
Director

/s/ Harry W. Gamble, Jr.                             March 28, 2001
--------------------------------
Harry W. Gamble, Jr.
Director


/s/ Ted M. Henry                                     March 28, 2001
--------------------------------
Ted M. Henry
Director


/s/ Elam P. Holley, Jr.                              March 28, 2001
--------------------------------
Elam P. Holley, Jr.
Director, President and
Chief Operating Officer


/s/ Edith M. Jones                                   March 28, 2001
--------------------------------
Edith M. Jones
Director


/s/ Thomas E. Newton                                 March 28, 2001
--------------------------------
Thomas E. Newton
Director


/s/ Walter Owens                                     March 28, 2001
--------------------------------
Walter Owens
Director


/s/ David Y. Pearce                                  March 28, 2001
--------------------------------
David Y. Pearce
Director


/s/ Julius E. Talton, Jr.                            March 28, 2001
--------------------------------
Julius E. Talton, Jr.
Director


/s/ Daniel P. Wilbanks                               March 28, 2001
--------------------------------
Daniel P. Wilbanks
Director