Form 10-Q
period 2001-03-31
PEOPLES BANCTRUST CO INC
filed 2001-05-14
CIK 762128

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                             ____________________


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

[_]  For the quarterly period ended March 31, 2001

     OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission File Number: O-13653


                      THE PEOPLES BANCTRUST COMPANY, INC.
                      -----------------------------------
            (Exact name of registrant as specified on its charter)

           Alabama                                  63-0896239
--------------------------------                -------------------
(State or other jurisdiction of                   I.R.S. Employer
incorporation or organization)                  Identification No.)

310 Broad Street, Selma, Alabama                     36701
------------------------------------------          --------
(Address of principal executive offices)           (Zip Code)

                                (334) 875-1000
           --------------------------------------------------------
             (Registrant's telephone number, including area code)

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

     As of the close of business on May 3, 2001, 5,148,138 shares of the registrant's Common Stock, par value $.10 per share, were outstanding.

Item 1.   Financial Statements

                        THE PEOPLES BANCTRUST CO., INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              In Thousands
                                                                March 31, 2000         December 31, 2000
                                                                --------------         -----------------
                                                                  (Unaudited)
ASSETS:
Cash and due from banks                                              $  46,177           $  26,501
Federal funds sold and securities purchased under
   agreements to resell                                                 24,099               5,349
                                                                     ---------           ---------
Total cash and cash equivalents                                         70,276              31,850

Securities available-for-sale                                          114,031             131,905

Loans, net of unearned discount                                        473,281             474,798
Allowance for loan losses                                               (6,691)             (6,072)
                                                                     ---------           ---------
Net loans                                                              466,590             468,726

Bank premises and equipment, net                                        16,957              16,896
Intangible assets                                                        8,068               8,245
Other real estate, net                                                     688                 925
Other assets                                                            12,247              12,134
                                                                     ---------           ---------
   Total assets                                                      $ 688,857           $ 670,681
                                                                     =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Noninterest-bearing deposits                                         $  64,934           $  65,658
Interest-bearing deposits                                              487,513             470,528
                                                                     ---------           ---------
   Total deposits                                                      552,447             536,186
Federal funds purchased and securities sold under
   agreements to repurchase                                              5,911               5,733
FHLB borrowings                                                         56,740              57,219
Other liabilites                                                         8,728               8,046
                                                                     ---------           ---------
   Total liabilities                                                   623,826             607,184

Common stock                                                               515                 515
Additional paid-in-capital                                               5,651               5,651
Accumulated other comprehensive income (loss), net of tax                  496                (250)
Retained earnings                                                       58,369              57,581
                                                                     ---------           ---------

   Total stockholders' equity                                           65,031              63,497
                                                                     ---------           ---------
   Total liabilities and stockholders' equity                        $ 688,857           $ 670,681
                                                                     =========           =========

See notes to Unaudited Condensed Consolidated Financial Statements

                        THE PEOPLES BANCTRUST CO., INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                In Thousands, except share and per share data
                                                                                 (Unaudited)
                                                                         Three Months Ended March 31,
                                                                ----------------------------------------------
                                                                      2001                        2000
                                                                      ----                        ----
Interest and fees on loans                                       $    11,304                 $    10,110
Interest and dividends on investment securities                        1,861                       1,816
Other interest income                                                    299                         115
                                                                 -----------                 -----------
    Total interest income                                             13,464                      12,041

Interest on deposits                                                   5,883                       4,555
Interest on borrowed funds                                               927                         729
                                                                 -----------                 -----------
    Total interest expense                                             6,810                       5,284
                                                                 -----------                 -----------
    Net interest income                                                6,654                       6,757

Provision for loan losses                                                909                         716
                                                                 -----------                 -----------

    Net interest income after provision for loan losses                5,745                       6,041

Net securities gains (losses)                                            182                         (24)
Other noninterest income                                               1,906                       1,812
Noninterest expense                                                    5,916                       5,694
                                                                 -----------                 -----------
    Income before income taxes                                         1,917                       2,135

Provision for income taxes                                               614                         728
                                                                 -----------                 -----------
    Net income                                                   $     1,303                 $     1,407
                                                                 ===========                 ===========

Basic weighted average number of shares                            5,148,138                   5,148,138
Diluted weighted average number of shares                          5,151,655                   5,149,796
Basic net income per share                                       $      0.25                 $      0.27
Diluted net income per share                                     $      0.25                 $      0.27
Dividends per share                                              $      0.10                 $      0.09

See notes to Unaudited Condensed Consolidated Financial Statements

                        THE PEOPLES BANCITRUST CO., INC
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                              In Thousands
                                                               (unaudited)
                                                          Three Months Ended March
                                                                    31,
                                                        --------------------------
                                                          2001              2000
                                                          ----              ----
Net income                                              $      1,303     $   1,408
Other comprehensive income:
     Unrealized gains (losses) on securities
        available for sale during the period                   1,279        (1,024)
     Less: reclassification adjustment for net
        gains (losses) included in net income                    182           (24)
                                                        ------------     ---------
Other comprehensive income (loss)                              1,097        (1,000)
Income tax expense (benefit) related to
   items of other comprehensive loss                             373          (340)
                                                        ------------     ---------
Other comprehensive income (loss), net of tax                    724          (660)
                                                        ------------     ---------
Comprehensive income, net of tax                        $      2,027     $     748
                                                        ============     =========

See notes to Unaudited Condensed Consolidated Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOW


                                                                                      In Thousands
                                                                                       (Unaudited)
                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                  2001             2000
                                                                               -----------      -----------
 Cash provided by operating activities                                         $     2,293      $     3,427
                                                                               -----------      -----------


 Cash flow from investing activities
   Proceeds from sales of investment securities                                      9,305            3,823
   Proceeds from maturity and call of investment securities                         41,505            1,804
   Purchases of investment securities                                              (32,276)          (5,308)
   Net decrease in loans                                                             2,294            6,032
   Purchases of bank premises and equipment                                           (603)            (709)
   Proceeds from sales of other real estate                                            514              204
   Investment in low income housing                                                    (34)               -
                                                                               -----------      -----------
 Net cash provided by investing activities                                          20,705            5,846


 Cash flow from financing activities
   Increase in deposits                                                             16,261            1,566
   Net decrease in borrowed funds                                                     (301)         (28,704)
   Dividends paid                                                                     (532)            (463)
                                                                               -----------      -----------
 Net cash provided by (used in) financing activities                                15,428          (27,601)


 Net increase (decrease) in cash and cash equivalents                               38,426          (18,328)
 Cash and cash equivalents at beginning of period                                   31,850           44,472
                                                                               -----------      -----------
 Cash and cash equivalents at end of period                                    $    70,276      $    26,144
                                                                               ===========      ===========

 Cash paid for interest                                                        $     6,214      $     4,673
 Cash paid for income taxes                                                    $         -      $         -
See notes to Unaudited Condensed Consolidated Financial Statements

              THE PEOPLES BANCTRUST COMPANY, INC. AND SUBSIDIARY

Notes to the Unaudited Condensed Consolidated Financial Statements

Accounting Policies:

The accompanying unaudited consolidated financial statements of The Peoples BancTrust Company, Inc, (the "Company") and its subsidiary, The Peoples Bank and Trust Company ("Peoples Bank"), along with its subsidiaries Loan Express, Inc. and The Peoples Insurance Agency, Inc. have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year-ended December 31, 2000.

Commitments and Contingencies:

The Company and its subsidiaries are from time to time defendants in legal actions arising from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at March 31, 2001, will have a materially adverse effect on the Company's financial statements.

Earnings Per Share:

The following tables reflect the reconciliation of the numerator and denominator of the basic Earnings Per Share ("EPS") computation to the diluted EPS computation for the three months ended March 31, 2001 and 2000 (In thousands, except for per share data)

     For the quarter ended March 31, 2001

                                                                      Per-Share
                                                    Income    Shares    Amount
     ---------------------------------------------------------------------------

     Basic EPS                                     $ 1,303     5,148  $   0.25
       Income available to common stockholders
     Effect of dilutive securities
       Stock options                                               4
                                                 -------------------------------
     Diluted EPS                                   $ 1,303     5,152  $   0.25


     ===========================================================================
     For the quarter ended March 31, 2000

                                                                      Per-Share
                                                    Income    Shares    Amount
     ---------------------------------------------------------------------------
     Basic EPS
       Income available to common stockholders     $ 1,407     5,148  $   0.27
     Effect of dilutive securities
       Stock options                                               2
                                                 -------------------------------
     Diluted EPS                                   $ 1,407     5,150  $   0.27


Derivative Instruments and Hedging Activities:

In June 1998, the Financials Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation.

Under this Statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

On September 23, 1999, The Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133", an amendment to delay the effective date of SFAS No. 133. The effective date for this statement will be delayed from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. The Company implemented SFAS No. 133 and SFAS No. 137 effective January 1, 2001. The implementation did not have a material impact on the Company's financial statements due to the Company not having any significant derivative position(s) or exposure.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities:

On September 29, 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, A Replacement of FASB Statement No. 125." The effective date for this statement is for transfers that occur after April 1, 2001. Management has determined that the implementation of SFAS No. 140 will not have a material impact on the Company's financial statements.


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

                              FINANCIAL CONDITION

Cash and due from banks

At March 31, 2001, cash and due from banks had increased $19,676,000 to $46,177,000 from its December 31, 2000 balance of $26,501,000. The majority of the increase was in interest-bearing deposits in other banks. The Company maintained an increased balance in cash and due from banks, in anticipation of the May maturity of approximately $15,000,000 of deposits placed by brokers (see "Deposits").

Loans

Loans net of unearned income totaled $473,281,000 at March 31, 2001 as compared to $474,798,000 at December 31, 2000. This change represents a decrease of $1,517,000, which was primarily attributable to pay downs on existing loans, coupled with weaker loan demand in 2001 than was present at year-end 2000.

Investments

The investment portfolio decreased to a balance of $114,031,000 at March 31, 2001 from $131,905,000 at December 31, 2000. The decrease was primarily attributable to both the sale and maturity of investment securities within the portfolio.

At December 31, 2000 and March 31, 2001, the entire investment portfolio was classified as "available-for-sale", thus requiring that it be marked-to-market. At December 31, 2000 the investment securities portfolio had a net unrealized loss (net of taxes) of $250,000, compared to a net unrealized gain (net of taxes) at March 31, 2001 of $496,000. The shift from a net unrealized loss position (net of taxes) at December 31, 2000 to a net unrealized gain position (net of taxes) at March 31, 2001 was due in large part to overall reductions in market rates of interest. Such reductions in market rates of interest generally serve to increase the value of fixed rate debt instruments.

Short-Term Investments

Short-term investments, primarily federal funds sold and securities purchased under agreements to resell, totaled $24,099,000 at March 31, 2001. At December 31, 2000 short-term investments totaled $5,349,000. Reinvestment of the proceeds from sales and maturities of investment securities, combined with increases in deposits (see "Deposits") were the primary causes of the $18,750,000 increase in short-term investments. These funds would typically be loaned to customers. However, due to weaker loan demand in 2001 compared to 2000 (see "Loans"), management has not deployed these funds in the loan portfolio.

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of the uncollectable loans within the Company's loan portfolio. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. A loan is charged against the allowance for loan losses when management determines that it is probable that the repayment of the principal amount of a loan will not be made in accordance with the loan's terms. Should a loan that has been charged off be recovered, either partially or entirely, it is credited back to the allowance. Periodic reviews of the loan portfolio, that include analysis of such factors as current and expected economic conditions, historical loss experience and levels of non-accruing loans and delinquencies, determine the appropriate level at which to maintain the allowance for loan losses. Because the allowance is based on assumptions and subjective judgements, it is not necessarily reflective of the charge-offs that may ultimately occur.

At March 31, 2001, the Company's allowance for loan losses had a balance of $6,691,000 as compared to $6,072,000 at December 31, 2000. As a result, the ratio of the allowance to total loans net of unearned income was 1.41% and 1.28% at March 31, 2001 and December 31, 2000, respectively. Loans requiring special attention because of potential weaknesses increased from $16,627,000 at December 31, 2000, to $17,573,000 at March 31, 2001. As a percentage of total loans net of unearned interest, non-accruing loans increased to 0.60% at March 31, 2001, as compared to 0.51% at December 31, 2000. The coverage of the allowance to non-accruing loans was 237% and 294% at March 31, 2001 and December 31, 2000, respectively. It is management's belief that, at its current level, the allowance for loan losses is sufficient to absorb any potential losses that existed in the Company's loan portfolio at March 31, 2001.

Deposits

Total deposits were $552,447,000 at March 31, 2001 as compared to $536,186,000 at December 31, 2000. This increase was accounted for in an increase in interest-bearing deposits in the amount of $16,985,000 from December 31, 2000 to a March 31, 2001 balance of $487,513,000. The increase in interest-bearing deposits was partially offset by a reduction in noninterest-bearing deposits in the amount of $724,000 from December 31, 2000 to a March 31, 2001 balance of $64,934,000.

The Company experienced significant deposit growth in several of its larger markets between December 31, 2000 and March 31, 2001. The majority of deposit growth between the two periods was in time deposits.

At March 31, 2001 the Company held $25,237,000 in brokered deposits. Brokered deposits are more likely to be withdrawn from the Company than other, more traditional, types of deposits. Management currently expects that approximately $15,000,000 of these deposits will mature, and be withdrawn from the Company, in May 2001. These deposits are fully insured by the Federal Deposit Insurance Corporation, and are deployed by management to meet short-term funding needs.

Liquidity

Liquidity describes the Company's ability to meet its needs for cash. Those needs primarily include lending, withdrawal demands of customers and the payment of operating expenses. The liability base provides liquidity through deposit growth, the rollover of maturing deposits and accessibility to external sources of funds, ("borrowed funds").

From time to time, the Company utilizes short-term borrowed funds. At March 31, 2001, short-term borrowings in the form of federal funds purchased and securities sold under agreements to repurchase had increased slightly to $5,911,000, as compared to $5,733,000 at December 31, 2000.

Borrowings from the Federal Home Loan Bank of Atlanta ("FHLB") decreased to $56,740,000 at March 31, 2001 from $57,219,000 at December 31, 2000.

As of March 31, 2001, the Company had unused lines of credit, including federal funds lines, with unaffiliated financial institutions totaling approximately $80,972,000.

Stockholders' Equity and Regulatory Capital

Total stockholders' equity at March 31, 2001 was $65,028,000, compared to $63,497,000 at December 31, 2000. This increase of $1,531,000 was primarily accounted for as follows: $1,303,000 year-to-date earnings, $746,000 change from a net unrealized loss to a net unrealized gain on available-for-sale securities and $515,000 common stock dividends paid, which served to offset net income and gains on available-for-sale securities.

Risk-based capital regulations require all bank holding companies and banks to achieve and maintain a minimum total capital to risk-weighted assets ratio of 8.00%, at least half of which must be in the form of Tier 1 capital (consisting of stockholders' equity less goodwill). The following table indicates the Company's Tier 1 capital ratio and total capital ratio at March 31, 2001 were 11.39% and 12.74%, respectively. The Company maintained, at

                                          Risk-Based Capital Ratios & Leverage Ratios
                                                      As of March 31, 2001
                                         ----------------------------------------------

     RISK-BASED CAPITAL RATIOS                         Dollars in Thousands
     ---------------------------
                                             The Company                Peoples Bank
                                         --------------------       -------------------
     Tier 1 Capital                       $  56,464    11.39%        $  56,800   11.49%
     Tier 1 Capital - Minimum Required       19,825     4.00%           19,770    4.00%
                                         --------------------       -------------------
     Excess                               $  36,639     7.39%        $  37,030    7.49%


     Total Capital                        $  63,155    12.74%        $  62,986   12.74%
     Total Capital - Minimum Required        39,650     8.00%           39,540    8.00%
                                         --------------------       -------------------
     Excess                               $  23,505     4.74%        $  23,446    4.74%


     Net risk-weighted assets             $ 495,622                  $ 494,247


     LEVERAGE RATIOS
     ---------------------------
     Total Tier 1 Capital                 $  56,464     8.46%        $  56,800    8.50%
     Minimum Leverage Requirement            26,708     4.00%           26,719    4.00%
                                         --------------------       -------------------
     Excess                               $  29,756     4.46%        $  30,081    4.50%


     Average Total Assets,
        Net of all intangibles            $ 667,689                  $ 667,969

March 31, 2001, a leverage ratio of Tier 1 capital to total assets of 8.46% compared to the minimum regulatory standard of 4.00% required of the strongest companies and banks. In addition, the table indicates that the ratios of the Company's subsidiary bank, The Peoples Bank and Trust Co. ("Peoples Bank"), also exceed the minimum capital requirements of the regulation.

                             RESULTS OF OPERATIONS

Three Months Ended March 31, 2001, Compared to Three Months Ended March 31, 2000

The Company's profitability, like that of many financial institutions, is dependent to a large extent upon its net interest income. Simply stated, net interest income is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings.

Interest income for the first quarter ended March 31, 2001 (the "2001 quarter") totaled $13,464,000, compared to $12,041,000 for the same quarter of 2000 (the "2000 quarter"). The increase of $1,423,000 was primarily due to both an increase in the average balance of the Company's loan portfolio and in the average yield earned on said portfolio.

The 2001 quarter saw a slight increase of $45,000 in investment income when compared to the 2000 quarter. Interest income on investments totaled $1,861,000 for the 2001 quarter as opposed to $1,816,000 for the same period in 2000. For the 2001 quarter, the investment portfolio generated an average yield of 6.10% on an average balance of $123,788,000. During the 2000 quarter, the average yield on the investment portfolio was 6.25% on an average balance of $116,932,000.

Interest income from business loans totaled $2,959,000 for the 2001 quarter. This represents an increase of $372,000 when compared to $2,587,000 of interest income for the 2000 quarter. Increases in both the average volume and yield earned on these loans contributed to the increase in income between the two quarters. For the 2001 quarter, business loans generated an average yield of 9.07% on an average balance of $132,326,000. For the 2000 quarter, business loans generated an average yield of 8.83% on an average balance of $117,874,000.

Personal loan interest income decreased to $2,570,000 for the 2001 quarter from $2,765,000 for the 2000 quarter. A decrease in the average volume of personal loans during the 2001 quarter, as compared to the 2000 quarter, was largely the cause for this $195,000 reduction, which was partially offset by a slight increase in the average yield earned on these loans. For the 2001 quarter, personal loans generated an average yield of 11.51% on an average balance of $90,557,000. For the 2000 quarter, personal loans generated an average yield of 11.47% on an average balance of $96,982,000.

Interest income earned on real estate loans totaled $5,764,000 for the 2001 quarter, as compared to $4,506,000 for the 2000 quarter. This increase of $1,258,000 between the 2000 quarter and the 2001 quarter was primarily the result of a significant increase in the average balance of real estate loans held, as well as in the average yield earned on these loans. For the 2001 quarter, real estate loans generated an average yield of 9.47% on an average balance of $246,955,000. For the 2000 quarter, real estate loans generated an average yield of 8.82% on an average volume of $205,447,000.

The loan portfolio as a whole earned $11,304,000 of interest income for the 2001 quarter, which was an increase of $1,194,000 over the 2000 quarter, when the portfolio generated $10,110,000 of interest income. The predominant reason for this increase was that in the 2001 quarter, the average balance of the loan portfolio was $41,423,000 higher than in the 2000 quarter. Also contributing to the increase in interest earned on the loan portfolio was a slight increase in the average yield. For the 2001 quarter, the total loan portfolio generated an average yield of 9.71% on an average balance of $471,951,000. For the 2000 quarter, the total loan portfolio generated an average yield of 9.44% on an average balance of $430,528,000.

Interest paid on deposits totaled $5,883,000 for the 2001 quarter, as compared to $4,555,000 for the 2000 quarter. Both the average cost and average volume of interest bearing deposits were higher in the 2001 quarter than in the 2000 quarter, thus resulting in the $1,328,000 increase in interest paid. For the 2001 quarter, the average annual rate of interest paid on interest bearing deposits was 5.00% on an average balance of $477,158,000. For the 2000 quarter the average annual rate of interest paid on interest bearing deposits was 4.25% on an average balance of $431,513,000.

The 2001 quarter provision for loan losses was $909,000, compared to $716,000 for the 2000 quarter. Given current economic trends, and the potential impact thereof on the Company's borrowers, management increased the allowance for loan losses (see "Allowance for Loan Losses") through a higher provision for loan losses in the 2001 quarter.

Other noninterest income for the 2001 quarter totaled $1,906,000. For the 2000 quarter, other noninterest income totaled $1,812,000.

Noninterest expense increased $222,000 from the 2000 quarter to $5,916,000 for the 2001 quarter. Noninterest expense for the 2000 quarter totaled $5,694,000. The majority of the increase in noninterest expense was the result of approximately $180,000 of expenses relative to the proposed merger with South Alabama Bancorporation which were terminated during the 2001 quarter.

Income before taxes for the 2001 quarter was $1,917,000, compared to $2,135,000 for the 2000 quarter. For the 2001 quarter, the provision for income taxes totaled $614,000, as compared to $728,000 for the 2000 quarter. The reduction in income tax provision between the two quarters was the result of both lower net income before tax for the 2001 quarter, as well as the Company recognizing income tax credits, and the tax benefit of flow through losses on low income housing projects in which it is a limited partner. The resulting 2001 quarter net income was $1,303,000, compared to net income for the 2000 quarter of $1,407,000. Earnings per share for the 2001 quarter were $.25, compared to $.27 for the 2000 quarter.

                      IMPACT OF NEW ACCOUNTING STANDARDS

          See Notes to the Unaudited Condensed Consolidated Financial
Statements.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Interest sensitivity is one measure of the vulnerability of earnings to changes in the general level of interest rates. Whenever interest-earning assets reprice to market interest rates at a different pace than interest-bearing liabilities, interest income performance will be affected favorably or unfavorably during periods of changes in general interest rates. Management is unable to predict future changes in market rates and their impact on the Company's profitability. Management believes, however, that the Company's current rate sensitivity position is well matched, indicating the assumption of minimal interest rate risk. Management does not believe there to have been any material shift in the relationship between the maturity characteristics of interest-earning assets and interest-bearing liabilities since December 31, 2000, and, consequently, no material change in interest rate risk exposure.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Shelton Trent Merriweather v. The Peoples Bank and Trust Company, et al, Circuit
-----------------------------------------------------------------------
Court of Butler County, Alabama, Case No. CV-2000-175. This complaint was served on the Bank on October 2, 2000. The complaint claims unspecified amounts of compensatory and punitive damages based on a mortgage loan and sale of life insurance to the plaintiff by Peoples Bank which occurred in July of 1994. The allegations of the complaint are aver in general that the defendants charged the plaintiff, without his permission, for credit life insurance, which he never received and that Peoples Bank amortized the plaintiff's mortgage at an amount higher than what he was told was the amount of the loan. The complaint avers that the actions of the defendants constitute negligence, wanton and/or fraudulent conduct, misrepresentations, suppression, deception, breach of contract, and conspiracy. Peoples Bank considers the case to be without merit, as well as being barred by the applicable statute of limitations. A Motion for Summary Judgment was filed and argued before the Court on April 5, 2001. A decision has not yet been rendered. The case has been referred to the Peoples Bank's liability carrier for defense.

Item 5.   Other Information

          On May 8, 2001, the Company announced that the Board of Directors had declared a 10% stock dividend to shareholders of record as of June 7, 2001, with cash in lieu of fractional shares. The Board of Directors also declared on May 8, a quarterly dividend of $.10 per share, payable to shareholders of record as of June 7, 2001. Both dividends will be paid June 15, 2001.

Item 6.   Exhibits and Reports on Form 8-K

   (a)      Exhibits - Not applicable.

   (b)      Reports on Form 8-K

            1. Current Report on Form 8-K dated January 17, 2001, reporting under Item 5, the execution of an Agreement and Plan of Merger ("Merger Agreement") with South Alabama Bancorporation, Inc. ("South Alabama").

            2. Current Report on Form 8-K dated March 27, 2001, reporting under Item 5, the agreement with South Alabama to terminate the Merger Agreement, subject to final ratification of the boards of directors of both companies.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        The Peoples BancTrust Company, Inc.


Date: May 10, 2001                      /s/: Richard P. Morthland
                                        ----------------------------------------
                                        Richard P. Morthland
                                        Chairman and Chief Executive Officer


Date: May 10, 2001                      /s/: Andrew C. Bearden, Jr.
                                        ----------------------------------------
                                        Andrew C. Bearden, Jr.
                                        Executive Vice President and Chief
                                        Financial Officer


Date: May 10, 2001                      /s/: Thomas P. Wilbourne
                                        ----------------------------------------
                                        Thomas P. Wilbourne
                                        Assistant Vice President and Assistant
                                        Treasurer
                                        (Principal Accounting Officer)