Form 10-Q
period 2001-06-30
PEOPLES BANCTRUST CO INC
filed 2001-08-14
CIK 762128

                         SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: O-13653



                      THE PEOPLES BANCTRUST COMPANY, INC.
                      -----------------------------------
             (Exact name of registrant as specified on its charter)

         Alabama                              63-0896239
        ---------                             ----------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)            Identification No.)

310 Broad Street, Selma, Alabama              36701
--------------------------------              -----
(Address of principal executive offices)    (Zip Code)

                                 (334) 875-1000
                               ------------------
              (Registrant's telephone number, including area code)

          Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter time period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X        No_________
                                              ---------

          As of the close of business on August 10, 2001, 5,662,784 shares of the registrant's Common Stock, par value $.10 per share, were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

            THE PEOPLES BANCTRUST COMPANY., INC.
          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        In Thousands
                                                                June 30, 2001   December 31, 2000
                                                                -------------   -----------------
                                                                 (Unaudited)
ASSETS:
Cash and due from banks                                         $       31,738  $       26,501
Federal funds sold and securities purchased under
agreements to resell                                                    26,761           5,349
                                                                --------------  --------------
Total cash and cash equivalents                                         58,499          31,850


Securities available-for-sale                                          120,507         131,905

Loans, net of unearned discount                                        472,880         474,798
Allowance for loan losses                                               (7,101)         (6,072)
                                                                --------------- --------------
Net Loans                                                              465,779         468,726


Bank premises and equipment, net                                        17,269          16,896
Intangible assets                                                        7,906           8,245
Other real estate, net                                                     778             925
Other assets                                                            12,303          12,134
                                                                --------------  --------------
    Total assets                                                $      683,041  $      670,681
                                                                --------------  --------------
                                                                --------------  --------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Noninterest-bearing deposits                                    $       65,310  $       65,658
Interest-bearing deposits                                              483,744         470,528
                                                                --------------  --------------
    Total deposits                                                     549,054         536,186


Federal funds purchased and securities sold under
    agreements to repurchase                                             5,153           5,733
FHLB borrowings                                                         56,290          57,219
Other liabilities                                                        6,507           8,046
                                                                --------------  --------------
    Total liabilities                                                  617,004         607,184


Common stock                                                               566             515
Additional paid-in-capital                                              12,393           5,651
Accumulated other comprehensive income (loss),
net of tax                                                                 405            (250)
Retained earnings                                                       52,673          57,581
                                                                --------------  --------------
    Total stockholders' equity                                          66,037          63,497
                                                                --------------  --------------
    Total liabilities and stockholders' equity                  $      683,041  $      670,681
                                                                --------------  --------------
                                                                --------------  --------------

    See notes to Unaudited Condensed Consolidated Financial Statements

                      THE PEOPLES BANCTRUST COMPANY., INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                  In Thousands, except share and per share data
                                                                                  (Unaudited)
                                                Three Months Ended June 30,                      Six Months Ended June 30,
                                                --------------------------------                 ----------------------------
                                                        2001            2000                            2001            2000
                                                        ----            ----                            ----            ----

Interest and fees on loans                         $   11,015       $     10,745                   $    22,319     $    20,855
Interest and dividends on investment securities         1,649              1,815                         3,510           3,631
Other interest income                                     570                112                           869             227
                                                   -----------      ------------                   -----------     -----------
    Total interest income                              13,234             12,672                        26,698          24,713


Interest on deposits                                    5,527              4,962                        11,410           9,517
Interest on borrowed funds                                912                741                         1,839           1,470
                                                   -----------      ------------                   -----------     -----------
    Total interest expense                              6,439              5,703                        13,249          10,987
                                                   -----------      ------------                   -----------     -----------
    Net interest income                                 6,795              6,969                        13,449          13,726


Provision for loan losses                                 807                849                         1,716           1,565
                                                   -----------      ------------                   -----------     -----------
    Net interest income after provision for loan
    losses                                              5,988              6,120                        11,733          12,161


Net securities gains (losses)                             151                --                            333             (24)
Other noninterest income                                2,085              1,730                         3,991           3,657
Noninterest expense                                     5,785              5,589                        11,701          11,398
                                                  -----------       ------------                   -----------      ----------
    Income before income taxes                          2,439              2,261                         4,356           4,396


Provision for income taxes                                770                768                         1,384           1,496
    Net income                                  $       1,669      $       1,493                   $     2,972      $    2,900
                                                -------------      -------------                   -----------      ----------
                                                -------------      -------------                   -----------      ----------


Basic weighted average number of shares             5,662,784          5,662,784                     5,662,784       5,662,784
Diluted weighted average number of shares           5,670,304          5,664,122                     5,671,211       5,664,400
Basic net income per share                      $        0.29      $        0.26                   $      0.52      $     0.51
Diluted net income per share                    $        0.29      $        0.26                   $      0.52      $     0.51
Dividends per share                             $        0.10      $        0.09                   $      0.20      $     0.18


  See Notes to the Unaudited Condensed Consolidated Financial Statements

                      THE PEOPLES BANCTRUST COMPANY., INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                                  In Thousands
                                                                                   (Unaudited)
                                                        Three Months Ended June 30,             Six Months Ended June 30,
                                                        --------------------------              ------------------------
                                                           2001         2000                            2001             2000
                                                           ----         ----                            ----             ----
Net income                                      $        1,669      $      1,493                   $     2,972      $     2,900
Other Comprehensive income
  Unrealized gains (losses) on securities
   available for sale during the period                     13               138                         1,325             (886)
Less: reclassification adjustment for net
  gains (losses) included in net income                    151              --                             333              (24)
                                                --------------      ------------                   -----------      -----------
Other comprehensive (loss) income                         (138)              138                           992             (862)
Income tax (benefit) expense related to items of
  other comprehensive (loss) income                        (47)               47                           337             (293)
                                                --------------      ------------                   -----------      -----------
Other comprehensive (loss) income, net of tax              (91)               91                           655             (569)
                                                --------------      ------------                   -----------      -----------
Comprehensive income, net of tax                $        1,578      $      1,584                  $      3,627      $     2,331
                                                --------------      ------------                   -----------      -----------

See Notes to the Unaudited Condensed Consolidated Financial Statements

                     THE PEOPLES BANCTRUST COMPANY., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOW


                                                                            In Thousands
                                                                             (Unaudited)
                                                                      Six Months Ended June 30,
                                                                      -------------------------
                                                                        2001               2000
                                                                        ----               ----
Cash provided by operating activities                           $           947         $       3,330
                                                                ----------------        --------------
Cash flow from investing activities
 Proceeds from sales of investment securities                            20,881                 6,354
 Proceeds from maturity and call of investment securities                63,570                 1,450
 Purchases of investment securities                                     (69,956)               (6,066)
 Net decrease (increase) in loans                                         3,325               (16,447)
 Purchases of bank premises and equipment                                (1,524)               (1,809)
 Purchase of bank owned life insurance                                   (1,368)                  --
 Proceeds from sale of other real estate                                    548                   230
 Investment in low income housing                                           (39)                  (67)
                                                                ----------------        --------------
Net cash provided (used) by investing activities                         15,437               (16,355)


Cash flow from financing activities
 Increase in deposits                                                    12,868                 7,307
 Net decrease in borrowed funds                                          (1,509)              (10,336)
 Dividends paid                                                          (1,904)                 (927)
                                                                ----------------        --------------
Net cash provided by (used in) financing activities                      10,265                (3,956)


Net increase (decrease) in cash and cash equivalents                     26,649               (16,981)
Cash and cash equivalents at beginning of period                         31,850                44,472
                                                                ----------------        --------------
Cash and cash equivalents at end of period                      $        58,499         $      27,491
                                                                ----------------        --------------
                                                                ----------------        --------------

Cash paid for interest                                          $        13,727                10,867
                                                                ----------------        --------------
                                                                ----------------        --------------
Cash paid for income taxes                                      $         1,700         $       1,300
                                                                ----------------        --------------
                                                                ----------------        --------------
Non-cash activity:
   Stock dividend                                               $         6,747         $         --
                                                                ----------------        --------------
                                                                ----------------        --------------


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

Commitments and Contingencies:

The Company and its subsidiaries are from time to time defendants in legal actions arising from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at June 30, 2001, will have a materially adverse effect on the Company's financial statements.

Earnings Per Share:

The following table reflects the reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation for the three months and six months ended June 30, 2001 and 2000 (In thousands except for per share data):


                                                Quarter ended June 30, 2001        |     Six monthes ended June 30, 2001
                                                -----------------------------------|------------------------------------------
                                                                        Per-Share  |                                Per-Share
                2001                            Income     Shares         Amount   |     Income          Shares      Amount
-----------------------------------------------------------------------------------|------------------------------------------
                                                                                   |
Basic EPS                                                                          |
  Income available to common stockholders    $   1,669      5,663       $    0.29  |     $   2,972         5,663    $   0.52
Effect of dilutive securities                                                      |
  Stock options                                                 7                  |                          8
                                            ---------------------------------------|------------------------------------------
Diluted EPS                                  $   1,669      5,670       $    0.29  |     $   2,972         5,671    $   0.52
                                                                                   |
-----------------------------------------------------------------------------------|------------------------------------------



                                                Quarter ended June 30, 2000        |     Six monthes ended June 30, 2000
                                                -----------------------------------|------------------------------------------
                                                                        Per-Share  |                               Per-Share
                2000                            Income     Shares         Amount   |     Income          Shares      Amount
-----------------------------------------------------------------------------------|------------------------------------------
                                                                                   |
Basic EPS                                                                          |
  Income available to common stockholders    $   1,493      5,663       $    0.26  |     $   2,900         5,663    $   0.51
Effect of dilutive securities                                                      |
  Stock options                                                 1                  |                          1
                                            ---------------------------------------|------------------------------------------
Diluted EPS                                  $   1,493      5,664       $    0.26  |     $   2,900         5,664    $   0.51
                                                                                   |
                                       6


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

On September 23, 1999, The Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133", an amendment to delay the effective date of SFAS No. 133. The effective date for this statement will be delayed from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. The Company implemented SFAS No. 133 and SFAS No. 137 effective January 1, 2001. The implementation did not have a material impact on the Company's financial statements due to the Company not having any derivative position(s) or exposure.

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

On June 29, 2001 the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations". The effective date for this statement is effective for all business combinations initiated after June 30, 2001. This statement supercedes Accounting Principles Board Opinion No. 16, "Business Combinations". SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off immediately as an extraordinary gain instead of being deferred and amortized. Management does not anticipate that SFAS No. 141 will have a material effect on its current financial condition or results of operation.

On June 29, 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Intangible Assets". This statement is effective for fiscal years beginning after December 13, 2001. SFAS No. 142 requires that goodwill and indefinite lived intangible assets no longer be amortized, that goodwill will be tested for impairment at lease annually, that intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and that the amortization period of intangible assets with finite lives will no longer be limited to forty years. Management anticipates that the adoption of SFAS No. 142 will reduce noninterest expense approximately $338,000 in 2002.

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

                              FINANCIAL CONDITION

Loans

Loans, net of unearned income, decreased $1,918,000 to $472,880,000 at June 30, 2001, from $474,798,000 at December 31, 2000. The Company has experienced weakened loan demand in 2001, which was the primary reason for this decline.

Investments

Total investment securities were $120,507,000 at June 30, 2001 as compared to $131,905,000 on December 31, 2000, a decrease of $11,398,000. This decrease is primarily the result of the Company reinvesting proceeds from sales and maturities of investment securities at a slower pace than the sales and maturities are occurring within the portfolio itself. Also, it is the Company's intent to partially restructure the distribution of funds within the investment securities portfolio, liquidating certain types of securities in order to purchase others. As a result, at June 30, 2001, proceeds from sales of certain investment securities were deployed in short-term investments prior to being reallocated in the investment securities portfolio (see "Short-Term Investments").

At year-end 2000, and at June 30, 2001, the entire investment portfolio was classified as "available-for-sale", resulting in the portfolio being marked-to-market. At December 31, 2000, the portfolio had a net unrealized loss (net of taxes) of $250,000 as compared to a net unrealized gain (net of taxes) of $405,000 at June 30, 2001. This change from a net unrealized loss (net of taxes) to a net unrealized gain (net of taxes) was primarily the result of declining interest rates between December 31, 2000 and June 30, 2001, which caused increases in the market value of fixed rate bonds during this period.

Short-Term Investments

Short-term investments, primarily federal funds sold and securities purchased under agreements to resell, totaled $26,761,000 at June 30, 2001. Given that these types of investments have very short maturities, typically one day, and are thereby extremely liquid, they are classified as cash equivalents. At December 31, 2000 short-term investments totaled $5,349,000. Reinvestment of the proceeds from sales and maturities of investment securities, combined with increases in deposits (see "Deposits") were the primary causes of the $21,412,000 increase in short-term investments. These funds would typically be loaned to customers, however due to weaker loan demand in 2001 as compared to 2000, management has not deployed these funds in the loan portfolio.

Allowance for Loan Losses

Management's estimate of the uncollectable loans within the Company's loan portfolio is represented by the allowance for loan losses. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. A loan is charged off against the allowance for loan losses when management determines that it is probable that the repayment of the principal amount of a loan will not be made in accordance with the loan's terms. Should a loan that has been charged off be recovered, either partially or entirely, it is credited back to the allowance. Periodic reviews of the loan portfolio, that include analysis of such factors as current and expected economic conditions, historical loss experience and levels of non-accruing loans and delinquencies, determine the appropriate level at which to maintain the allowance for loan losses. Because the allowance is based on assumptions and subjective judgements, it is not necessarily reflective of the charge-offs that may ultimately occur. The following table illustrates the loan charge-off and loan recovery activity of the Company at June 30, 2001 and June 30, 2000:

                        Three Months Ended June 30,             Six Months Ended June 30,
                        --------------------------              ------------------------
                                (unaudited)                             (unaudited)
                           2001           2000                      2001             2000
                          ------         ------                    ------           ------
Loans charged off       $  577,000      $  818,000              $  1,141,000      $  2,043,000

Loans previously
 charged off then
 recovered                 180,000         246,000                   454,000           703,000

                        ----------      ----------              ------------      ------------
Net loans charged off   $  397,000      $  572,000              $    687,000      $  1,340,000
                        ==========      ==========              ============      ============


At June 30, 2001, the Company's allowance for loan losses had a balance of $7,101,000 as compared to $6,072,000 at December 31, 2000. As a result, the ratio of the allowance to total loans net of unearned income was 1.50% and 1.28% at June 30, 2001 and December 31, 2000, respectively. Loans requiring special attention because of potential weaknesses increased from $16,627,000 at December 31, 2000, to $21,763,000 at June 30, 2001. As a percentage of total loans net of unearned interest, non-accruing loans increased to 0.95% at June 30, 2001, as compared to 0.51% at December 31, 2000. The coverage of the allowance to non-accruing loans was 159% and 294% at June 30, 2001 and December 31, 2000, respectively.

The Company has taken steps to broaden and intensify its efforts in the area of loan review. Additionally, the Company monitors very closely those relationships in which loan performance has diminished, or there exists the
potential for weakness.   These actions, coupled with a general downturn in the
economy as a whole, have served to increase both the volume of loans requiring special attention due to potential weakness and non-accruing loans, thereby resulting in a greater allowance for loan losses. The current level of allowance for loan losses exceeds the minimum requirements set forth by regulatory authorities. It is management's belief that, at its current level, the allowance for loan losses is sufficient to absorb any potential losses currently existing in the Company's loan portfolio.

Deposits

Total deposits were $549,054,000 at June 30, 2001 as compared to $536,186,000 at December 31, 2000. This increase was accounted for through an increase in interest-bearing deposits in the amount of $13,216,000 from December 31, 2000 to June 30, 2001. The increase in interest-bearing deposits was partially offset by a reduction in noninterest-bearing deposits in the amount of $348,000 from December 31, 2000 to June 30, 2001.

The Company experienced significant deposit growth in several of its larger markets between December 31, 2000 and June 30, 2001. The majority of deposit growth between the two periods is in time deposits.

At June 30, 2001 the Company held $10,000,000 in brokered deposits, compared to $25,237,000 at December 31, 2000. In May of 2001, $15,237,000 of brokered deposits matured and were then withdrawn from the Company. Brokered deposits are more likely to be withdrawn from the Company than other, more traditional, types of deposits. Management currently expects that the entire $10,000,000 of these deposits will be withdrawn from the Company, in January 2002 when they mature. These deposits are fully insured by the Federal Deposit Insurance Corporation, and are deployed by management to meet short-term funding needs.

Liquidity

Liquidity describes the Company's ability to meet its needs for cash. Those needs primarily include lending, withdrawal demands of customers and the payment of operating expenses. The liability base provides liquidity through deposit growth, the rollover of maturing deposits and accessibility to external sources of funds, ("borrowed funds").

From time to time, the Company utilizes short-term borrowed funds. At June 30, 2001, short-term borrowings in the form of federal funds purchased and securities sold under agreements to repurchase had decreased slightly to $5,153,000, as compared to $5,733,000 at December 31, 2000.

Borrowings from the Federal Home Loan Bank of Atlanta decreased to $56,290,000 at June 30, 2001 from $57,219,000 at December 31, 2000.

As of June 30, 2001, the Company had unused lines of credit, including federal funds and other lines with unaffiliated financial institutions, totaling approximately $103,101,000.

Stockholders' Equity

Total stockholders' equity at June 30, 2001 was $66,037,000, compared to $63,497,000 at December 31, 2000. This increase of $2,540,000 was primarily accounted for as follows: $2,972,000 year-to-date earnings, $655,000 change from a net unrealized loss to a net unrealized gain on available-for-sale securities and $1,087,000 common stock dividends declared, which served to offset net income and net unrealized gains on available-for-sale securities.

On June 15, 2001 the Company paid a 10% stock dividend to its shareholders of record as of June 6, 2001. Payment of this dividend resulted in an increase in common stock of approximately $51,000, and of additional paid-in-capital of approximately $6,742,000. The 10% stock dividend served to reduce retained earnings in the amount of $6,753,000, that when combined with the reducing effect of cash dividends and the increasing effect of year-to-date earnings as mentioned in the previous paragraph, account for the $4,908,000 change in retained earnings.

Risk-based capital regulations require all bank holding companies and banks to achieve and maintain a minimum total capital to risk-weighted assets ratio of 8.00%, at least half of which must be in the form of Tier 1 capital (consisting of stockholders' equity less goodwill). The following table indicates the Company's Tier 1 capital ratio and total capital ratio at June 30, 2001 were 11.73% and 12.97%, respectively. The Company maintained, at June 30, 2001, a leverage ratio of Tier 1 capital to total assets of 8.52% compared to the minimum regulatory standard of 4.00% required of the strongest companies and banks. In addition, the table indicates that the ratios of the Company's subsidiary bank, The Peoples Bank and Trust Co. ("Peoples Bank"), also exceed the minimum capital requirements of the regulation.


                                                Risk-Based Capital Ratios & Leverage Ratios
                                                           As of June 30, 2001
                                             ---------------------------------------------------
RISK-BASED CAPITAL RATIOS                                  Dollars in Thousands
---------------------------
                                                The Company                  Peoples Bank
                                             --------------------       -----------------------
Tier 1 Capital                               $  57,727    11.73%        $   58,409      11.89%
Tier 1 Capital - Minimum Required               19,681     4.00%            19,658       4.00%
                                             --------------------       -----------------------
Excess                                       $  38,046     7.73%        $   38,751       7.89%


Total Capital                                $  63,795    12.97%        $   64,477       13.12%
Total Capital - Minimum Required                39,362     8.00%            39,316        8.00%
                                             --------------------       ------------------------
Excess                                       $  24,433     4.97%        $   25,161        5.12%

Net risk-weighted assets                     $ 492,026                  $  491,451


LEVERAGE RATIOS
----------------------------
Total Tier 1 Capital                         $  57,727     8.52%        $   58,409        8.63%
Minimum Leverage Requirement                    20,327     3.00%            20,310        3.00%
                                             --------------------       ------------------------
Excess                                       $  37,400     5.52%        $   38,099        5.63%


Average Total Assets,
  Net of all intagibles                      $ 677,151                  $  676,997




                             RESULTS OF OPERATIONS

Three Months Ended June 30, 2001, Compared to Three Months Ended June 30, 2000

The Company's profitability, like that of many financial institutions, is dependent to a large extent upon its net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings.

Interest income for the second quarter of 2001 (the "2001 quarter") totaled $13,234,000 compared to $12,672,000 for the same quarter of 2000 (the "2000 quarter"). The increase of $562,000 is primarily due to an increase in the average balance of the Company's earning assets.

The 2001 quarter saw a decrease of $166,000 in investment income when compared to the 2000 quarter. Interest income on investments totaled $1,649,000 for the
2001 quarter as opposed to $1,815,000 for the same period in 2000.   A reduction
in the average yield earned on investment securities is the primary reason for this decline.

Interest income from business loans totaled $2,814,000 for the 2001 quarter. This represents a decrease of $96,000 when compared to $2,910,000 of interest
income for the 2000 quarter.   Lower yields on business loans in the 2001
quarter are the primary reason for this decrease when compared to the 2000 quarter.

Personal loan interest income decreased to $2,544,000 for the 2001 quarter from $2,727,000 for the 2000 quarter. Decreases in both the average volume and average yield of personal loans during the 2001 quarter, is largely the cause for the $183,000 reduction, when compared to the 2000 quarter.

Interest income earned on real estate loans totaled $5,657,000 for the 2001 quarter as compared to $4,831,000 for the 2000 quarter. This increase of $826,000 between the 2000 quarter and the 2001 quarter is primarily the result of an increase in both the average balance of real estate loans held, as well as in the average yield earned on these loans.

Interest paid on deposits totaled $5,527,000 for the 2001 quarter, as compared to $4,962,000 for the 2000 quarter. Both average cost and average volume of interest bearing deposits were higher in the 2001 quarter than in the 2000 quarter, thus resulting in the $565,000 increase in interest expense paid on them.

The resulting net interest income of the Company for the 2001 quarter, totaled $6,795,000. This represents a decrease of $174,000 from net interest income for the same period in 2000 of $6,969,000.

In the 2001 quarter, the Company realized gains on sales of investment securities in the amount of $151,000. No such gains were realized in the 2000 quarter. These gains were associated with the aforementioned redistribution of funds within the investments securities portfolio (see "Investments").

Noninterest income for the 2001 quarter totaled $2,085,000, while the 2000 quarter noninterest income totaled $1,730,000, resulting in a net increase of $355,000. This change is attributable to increased service charges on deposit accounts in the 2001 quarter.

Noninterest expense increased $196,000 from the 2000 quarter to $5,785,000 for the 2001 quarter. Noninterest expense for the 2000 quarter totaled $5,589,000. Higher personnel and premises costs were the primary reasons for this increase in noninterest expense between the 2000 and 2001 quarters.

Income before taxes for the 2001 quarter was $2,439,000, compared to $2,261,000 for the 2000 quarter. For the 2001 quarter, the provision for income taxes totaled $770,000 as compared to $768,000 for the 2000 quarter The resulting 2001 quarter net income was $1,669,000, compared to net income for the 2000 quarter of $1,493,000. Earnings per share for the 2001 quarter were $.29, compared to $.26 for the 2000 quarter.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2001

Interest income for the six months ended June 30, 2001 totaled $26,698,000, an increase of $1,985,000 from $24,713,000 for the same period in 2000. The average volume of interest earning assets rose to $628,723,000 during the six months ended June 30, 2001, representing an increase of $67,882,000 over the average volume of interest earning assets for the six months ended June 30, 2000 level of $560,841,000. The increase in the average volume of interest earning assets is the primary reason for the increase in interest income, given a reduction in the average annual yield earned on these assets. The average annual yield on interest earning assets for the six months ended June 30, 2001 was 8.56%, whereas for the same period in 2000 it was 8.89%.

Interest income on the Company's investment securities portfolio for the six months ended June 30, 2001 totaled $3,510,000, which translates to an average annual yield of 5.96%. For the six months ended June 30, 2000, income from investment securities totaled $3,631,000, resulting in a 6.25% average annual yield. The slight reduction in interest income from the investment securities portfolio is primarily due to the aforementioned decrease in the average annual yield, given that the average volume of the portfolio at June 30, 2001 had increased to $118,838,000 from June 30, 2000 when the average volume was $117,184,000.

Interest and fee income on the Company's loans totaled $22,319,000 for the six-month period ended June 30, 2001. For the same period in 2000, interest and fee income on loans totaled $20,855,000. Average loan volume for the six months ended June 30, 2001 was $471,924,000 yielding a 9.54% average annual return. For the same period in 2000, average loans totaled $435,653,000, earning an average annual yield of 9.65%. The $1,464,000 increase in loan interest and fee income is primarily the result of the higher average loan volume, given the lower average annual yield.

Interest expense on interest-bearing deposits for the six months ended June 30, 2001 totaled $11,410,000, with an average cost for these deposits of 4.79%. For the same period in 2000, interest expense on deposits totaled $9,517,000, with an average cost of 4.45%. The average balances of interest-bearing deposits for the six months ended June 30, 2001 and 2000 were $480,210,000 and
$431,470,000, respectively.   Both the increases in average deposit costs and
average deposit balances, contributed to the $1,893,000 increase in interest expense on deposits.

The resulting net interest income of the Company for six months ended June 30, 2001 totaled $13,449,000. This represents a decrease of $277,000 from net interest income for the same period in 2000 of $13,726,000. Net interest margin for the Company at June 30, 2001 was 4.31%, whereas for the same period in 2000 it was 4.94%.

Provision for loan losses for the six months ended June 30, 2001 totaled $1,716,000, as compared to $1,565,000 for the same period in 2000. The Company experienced an increase in the amount of loans requiring special attention due to potential weakness (see "Allowance for Loan Losses") during the six months ended June 30, 2001 compared to June 30, 2000. Consequently, the Company has charged a higher amount of provision for loan losses against income, in order to adequately provide for any potential losses that may currently exist in the loan portfolio. Provision for loan losses are charges made against net interest income, and applied to the allowance for loan losses (see "Allowance for Loan Losses").

During the six months ended June 30, 2001, net securities gains totaled $333,000. During the same period in 2000, the Company had net securities losses of $24,000. Increased trading activity during the first six months of 2001 as compared to the first six months of 2000 (see "Investments") contributed to this shift from a loss to a gain position between the two periods. The primary reason that increased securities trading activity resulted in net securities gains is that market rates of interest were in a general state of decline between the two periods, which generally serves to increase the market value of fixed rate bonds.

During the six months ended June 30, 2001, noninterest income increased $334,000 to $3,991,000, as compared to $3,657,000 for the same period in 2000. The largest single increase in noninterest income was in the category of deposit service charges, which increased $164,000 between the two periods.

Noninterest expense for the six months ended June 30, 2001 totaled $11,701,000 as compared to $11,398,000 for the same period of 2000. The increase is partially accounted for in additional personnel and facilities expenses associated with the Company's ongoing market expansion. Additionally, the Company recognized approximately $137,000 of expenses related to the proposed merger with South Alabama Bancorporation, which was terminated in March 2001.

For the six months ended June 30, 2001, income before taxes totaled $4,356,000, compared to $4,396,000 for the same period in 2000. The income tax provision for six months ended June 30, 2001 totaled $1,384,000, whereas for the same period in 2000 it totaled $1,496,000. The resulting net income for the six months ended June 30, 2001 totaled $2,972,000, compared to $2,900,000 for the same period in 2000.

                       IMPACT OF NEW ACCOUNTING STANDARDS

See Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest sensitivity is one measure of the vulnerability of earnings to changes in the general level of interest rates. Whenever interest-earning assets reprice to market interest rates at a different pace than interest-bearing liabilities, interest income performance will be affected favorably or unfavorably during periods of changes in general interest rates. Management is unable to predict future changes in market rates and their impact on the Company's profitability. Management believes, however, that the Company's current rate sensitivity position is well matched, indicating the assumption of minimal interest rate risk. Management does not believe there to have been any material shift in the relationship between the maturity characteristics of interest-earning assets, and interest-bearing liabilities since December 31, 2000, and, consequently, no material change in interest rate risk exposure.

                          PART II - OTHER INFORMATION
Item 1.   Legal Proceedings

Shelton Trent Merriweather v. The Peoples Bank and Trust Company, et al, Circuit
-----------------------------------------------------------------------
Court of Butler County, Alabama, Case No. CV-2000-175. This complaint was served on Peoples Bank on October 2, 2000. It was filed originally in Dallas County, Alabama, and was transferred to Butler County, Alabama, on motion of the Bank. The complaint claims unspecified amounts of compensatory and punitive damages based on a mortgage loan and sale of life insurance to the plaintiff by Peoples Bank which occurred in July of 1994. The allegations of the complaint are, in general, that the defendants charged the plaintiff, without his permission, for credit life insurance, which he never received and that the defendant, Peoples Bank, amortized the plaintiff's mortgage at an amount higher than what he was told was the amount of the loan. The complaint claims that the actions of the defendants constitute negligence, wanton and/or fraudulent conduct, misrepresentations, suppression, deception, breach of contract, and conspiracy. Peoples Bank considers the case to be without merit, as well as being barred by the applicable statute of limitations. A Motion for Summary Judgment was filed and argued before the Court on April 5, 2001. A decision has not yet been rendered. The case has been referred to Peoples Bank's liability carrier for defense.

Item. 4  Submission of Matters to a Vote of Security Holders

     On April 10, 2001, the Company held its Annual Meeting of Shareholders at which the following matter was considered and voted on:

Proposal I - Election of Directors

NOMINEES                   FOR          WITHHELD
--------                   ---          --------

John Crear              4,536,104          1,248
Clyde B. Cox, Jr.       4,535,065          2,287
Harry W. Gamble, Jr.    4,536,104          1,248
Ted M. Henry            4,536,104          1,248
Elam P. Holley, Jr.     4,532,920          4,432
Edith Morthland Jones   4,536,104          1,248
Richard P. Morthland    4,532,920          4,432
Thomas E. Newton        4,536,104          1,248
Walter Owens            4,536,104          1,248
David Y. Pearce         4,536,104          1,248
Julius E. Talton, Jr.   4,536,104          1,248
Daniel P. Wilbanks      4,536,104          1,248


                        There were no abstentions or broker non-vote.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     The Peoples BancTrust Company, Inc.


Date:  August 13, 2001                  /s/ Richard P. Morthland
                                            -------------------------
                                            Richard P. Morthland
                                            Chairman and Chief Executive Officer


Date:  August 13, 2001                 /s/ Andrew C. Bearden, Jr.
                                           --------------------------
                                           Andrew C. Bearden, Jr.
                                           Executive Vice President and
                                           Chief Financial Officer


Date:  August 13, 2001                 /s/ Thomas P. Wilbourne
                                           --------------------------
                                           Thomas P. Wilbourne
                                           Assistant Vice President and
                                           Assistant Treasurer
                                           (Principal Accounting Officer)