Form 10-Q
period 2001-09-30
PEOPLES BANCTRUST CO INC
filed 2001-11-13
CIK 762128

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
                              __________________

(MARK ONE)

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2001

          OR

[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          Commission File Number: O-13653



                      THE PEOPLES BANCTRUST COMPANY, INC.
                      -----------------------------------
            (Exact name of registrant as specified on its charter)

          Alabama                                             63-0896239
--------------------------------                        ------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)

310 Broad Street, Selma, Alabama                                36701
--------------------------------                              ----------
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

     As of the close of business on November 1, 2001, 5,567,784 shares of the registrant's Common Stock, par value $.10 per share, were outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

                      THE PEOPLES BANCTRUST COMPANY., INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       In Thousands
                                                            September 30, 2001 December 31, 2000
                                                            ------------------ -----------------
                                                               (Unaudited)
          ASSETS:
          Cash and due from banks                                 $  20,122        $  26,501
          Federal funds sold and securities purchased under
          agreements to resell                                       10,592            5,349
                                                                  ---------        ---------
          Total cash and cash equivalents                            30,714           31,850

          Securities available-for-sale                             148,166          131,905

          Loans, net of unearned discount                           473,726          474,798
          Allowance for loan losses                                  (7,408)          (6,072)
                                                                  ---------        ---------
          Net loans                                                 466,318          468,726

          Bank premises and equipment, net                           17,008           16,896
          Intangible assets                                           7,741            8,245
          Other real estate, net                                      1,396              925
          Other assets                                               11,711           12,134
                                                                  ---------        ---------
             Total assets                                         $ 683,054        $ 670,681
                                                                  =========        =========

          LIABILITIES AND STOCKHOLDERS' EQUITY:
          Noninterest-bearing deposits                            $  65,836        $  65,658
          Interest-bearing deposits                                 484,238          470,528
                                                                  ---------        ---------
             Total deposits                                         550,074          536,186

          Federal funds purchased and securities sold under
          agreements to repurchase                                    4,357            5,733
          FHLB borrowings                                            55,658           57,219
          Other liabilites                                            6,369            8,046
                                                                  ---------        ---------
             Total liabilities                                      616,458          607,184

          Common stock                                                  557              515
          Treasury stock                                                (65)              --
          Additional paid-in-capital                                 11,210            5,651
          Accumulated other comprehensive income (loss), net of
          tax                                                         1,302             (250)
          Retained earnings                                          53,592           57,581
                                                                  ---------        ---------
             Total stockholders' equity                              66,596           63,497
                                                                  ---------        ---------
             Total liabilities and stockholders' equity           $ 683,054        $ 670,681
                                                                  =========        =========


        See notes to Unaudited Condensed Consolidated Financial Statements

                      THE PEOPLES BANCTRUST COMPANY., INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                              In Thousands, except share and per share data
                                                                                 (Unaudited)
                                                     Three Months Ended September 30,   Nine Months Ended September 30,
                                                     --------------------------------   -------------------------------
                                                           2000            2001           2000            2001
                                                           ----            ----           ----            ----
Interest and fees on loans                               $    10,655   $    11,334   $    32,974   $    32,189
Interest and dividends on investment securities                1,829         1,804         5,339         5,435
Other interest income                                            313           234         1,182           461
                                                      --------------   -----------   -----------   -----------
   Total interest income                                      12,797        13,372        39,495        38,085

Interest on deposits                                           4,888         5,459        16,298        14,976
Interest on borrowed funds                                       914           977         2,753         2,447
                                                      --------------   -----------   -----------   -----------
   Total interest expense                                      5,802         6,436        19,051        17,423
                                                      --------------   -----------   -----------   -----------
   Net interest income                                         6,995         6,936        20,444        20,662

Provision for loan losses                                        876           782         2,592         2,347
                                                      --------------   -----------   -----------   -----------
   Net interest income after provision for loan losses         6,119         6,154        17,852        18,315

Net securities gains (losses)                                    271            17           604            (7)
Other noninterest income                                       2,012         2,057         6,003         5,515
Noninterest expense                                            6,216         6,186        17,917        17,385
                                                      --------------   -----------   -----------   -----------
   Income before income taxes                                  2,186         2,042         6,542         6,438

Provision for income taxes                                       710           589         2,094         2,085
                                                      --------------   -----------   -----------   -----------
   Net income                                            $     1,476   $     1,453   $     4,448   $     4,353
                                                      ==============   ===========   ===========   ===========
Basic weighted average number of shares                    5,658,654     5,662,784     5,661,392     5,662,784
Diluted weighted average number of shares                  5,666,688     5,664,780     5,669,730     5,664,521
Basic net income per share                               $      0.26   $      0.26   $      0.79   $      0.77
Diluted net income per share                             $      0.26   $      0.26   $      0.78   $      0.77
Dividends per share                                      $      0.10   $      0.09   $      0.30   $      0.27

See notes to Unaudited Condensed Consolidated Financial Statements

                      THE PEOPLES BANCTRUST COMPANY., INC.
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                         In Thousands
                                                                          (Unaudited)
                                                     Three Months Ended September 30, Nine Months Ended September 30,
                                                     -------------------------------  -------------------------------
                                                           2001               2000            2001           2000
                                                           ----               ----            ----           ----
Net income                                               $ 1,476           $ 1,453         $ 4,448        $ 4,353
Other Comprehensive income:
     Unrealized gains (losses) on securities
        available for sale during the period               1,631               846           2,956            (40)
     Less: reclassification adjustment for net
        gains (losses) included in net income                271                17             604             (7)
                                                         -------           -------         -------         ------
Other comprehensive income (loss)                          1,360               829           2,352            (33)
Income tax expense (benefit) related to items of other
   comprehensive income (loss)                               463               282             800            (11)
                                                         -------           -------         -------         ------
Other comprehensive income (loss), net of tax                897               547           1,552            (22)
                                                         -------           -------         -------         ------
Comprehensive income, net of tax                         $ 2,373           $ 2,000         $ 6,000        $ 4,331
                                                         -------           -------         -------         ------

       See notes to Unaudited Condensed Consolidated Financial Statements

                      THE PEOPLES BANCTRUST COMPANY., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                      In Thousands
                                                                       (Unaudited)
                                                           Nine Months Ended September 30,
                                                           -------------------------------
                                                              2000                  2001
                                                           ---------------    ------------
Cash provided by operating activities                            $   4,031    $   6,542
                                                                 ---------    ---------
Cash flow from investing activities
   Proceeds from sales of investment securities                     35,017        8,473
   Proceeds from maturities and calls of investment securities      67,325        1,450
   Purchases of investment securities                             (115,412)     (12,659)
   Net decrease (increase) in loans                                  2,475      (27,785)
   Purchases of bank premises and equipment                         (1,871)      (2,686)
   Proceeds from sale of bank premises and equipment                     6           29
   Purchase of bank owned life insurance                            (1,368)          --
   Proceeds from sale of other real estate                             646          535
   Investment in low income housing                                    (39)        (101)
                                                                 ---------    ---------
Net cash used by investing activities                              (13,221)     (32,744)

Cash flow from financing activities
   Net increase in deposits                                         13,888       29,174
   Repurchase of common stock                                       (1,231)          --
   Net decrease in borrowed funds                                   (2,937)     (14,512)
   Dividends paid                                                   (1,666)      (1,390)
                                                                 ---------    ---------
Net cash provided by financing activities                            8,054       13,272

Net decrease in cash and cash equivalents                           (1,136)     (12,930)
Cash and cash equivalents at beginning of period                    31,850       44,472
                                                                 ---------    ---------
Cash and cash equivalents at end of period                       $  30,714    $  31,542
                                                                 =========    =========
Cash paid for interest                                           $  19,447    $  16,017
                                                                 =========    =========
Cash paid for income taxes                                       $   2,550    $   1,975
                                                                 =========    =========
Non-cash activity:
     Stock dividend                                              $   6,747    $      --
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

Commitments and Contingencies:

The Company and its subsidiaries are from time to time defendants in legal actions arising from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at September 30, 2001, will have a materially adverse effect on the Company's financial statements.

Earnings Per Share:

The following table reflects the reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation for the three months and nine months ended September 30, 2001 and 2000 (In thousands except for per share data):

                                                   Quarter ended September 30, 2001 |   Nine months ended September 30, 2001
                                                  --------------------------------- |   ------------------------------------
                                                                         Per-Share  |                           Per-Share
                 2001                              Income     Shares     Amount     |      Income    Shares        Amount
------------------------------------------------------------------------------------|---------------------------------------
Basic EPS                                                                           |
   Income available to common stockholders       $    1,476    5,659     $   0.26   |  $   4,448      5,661     $    0.79
                                                                                    |
Effect of dilutive securities                                                       |
   Stock options                                                   8                |                     9
                                                 --------------------------------------------------------------------------
Diluted EPS                                      $    1,476    5,667     $   0.26   |  $   4,448      5,670     $    0.78
                                                                                    |
---------------------------------------------------------------------------------------------------------------------------

                                                  Quarter ended September 30, 2000  |   Nine months ended September 30, 2000
                                                 ---------------------------------------------------------------------------
                                                                        Per-Share   |                           Per-Share
                 2000                              Income     Shares       Amount   |      Income    Shares        Amount
----------------------------------------------------------------------------------------------------------------------------
Basic EPS                                                                           |
   Income available to common stockholders       $    1,453    5,663       $   0.26 |    $   4,353    5,663     $      0.77
                                                                                    |
Effect of dilutive securities                                                       |
   Stock options                                                   2                |                     2
                                                 --------------------------------------------------------------------------
Diluted EPS                                      $    1,453    5,665       $   0.26 |    $   4,353    5,665     $      0.77

Derivative Instruments and Hedging Activities:

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments embedded in other contracts, (collectively referred to as "derivatives") and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation.

Under this Statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

The Company implemented SFAS No. 133 effective January 1, 2001. The implementation did not have a material impact on the Company's financial statements.

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

On June 29, 2001 the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations". The effective date for this statement is effective for all business combinations initiated after September 30, 2001. This statement supercedes Accounting Principles Board Opinion No. 16, "Business Combinations". SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after September 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off immediately as an extraordinary gain instead of being deferred and amortized. Management does not anticipate that SFAS No. 141 will have a material effect on its current financial condition or results of operation.

On June 29, 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Intangible Assets". This statement is effective for fiscal years beginning after December 13, 2001. SFAS No. 142 requires that goodwill and indefinite lived intangible assets no longer be amortized, that goodwill will be tested for impairment at least annually, that intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and that the amortization period of intangible assets with finite lives will no longer be limited to forty years. Management anticipates that the adoption of SFAS No. 142 will reduce noninterest expense by approximately $338,000 in 2002.

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

                              FINANCIAL CONDITION

Loans

Loans, net of unearned income, decreased $1,072,000 to $473,726,000 at September 30, 2001, from $474,798,000 at December 31, 2000. The Company has experienced weakened loan demand in 2001, which was the primary reason for this decline. Management believes that the weakened loan demand is primarily the result of a general downturn in the economy.

Investments

Total investment securities were $148,166,000 at September 30, 2001 as compared to $131,905,000 on December 31, 2000, an increase of $16,261,000. Weakened loan demand (see "Loans") is partially the cause of the increase in investment securities. During periods of weakened loan demand, funds that would otherwise likely be loaned to customers are often deployed in investment securities, which was the case at September 30, 2001.

At year-end 2000, and at September 30, 2001, the entire investment portfolio was classified as "available-for-sale", resulting in the portfolio being marked-to-market. At December 31, 2000, the portfolio had a net unrealized loss (net of taxes) of $250,000 as compared to a net unrealized gain (net of taxes) of $1,302,000 at September 30, 2001. This change from a net unrealized loss (net of taxes) to a net unrealized gain (net of taxes) was primarily the result of declining interest rates between December 31, 2000 and September 30, 2001, which caused increases in the market value of fixed rate bonds during this period.

Short-Term Investments

Short-term investments, primarily federal funds sold and securities purchased under agreements to resell, totaled $10,592,000 at September 30, 2001. Given that these types of investments have very short maturities, typically one day, they are classified as cash equivalents. At December 31, 2000, short-term investments totaled $5,349,000. An increase in total deposits (see "Deposits") was the primary cause of the $5,243,000 increase in short-term investments. These funds would typically be loaned to customers, however due to weakened loan demand (see "Loans") in 2001 as compared to 2000, management has not deployed these funds in the loan portfolio.

Allowance for Loan Losses

Management's estimate of the uncollectable loans within the Company's loan portfolio is represented by the allowance for loan losses. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. A loan is charged off against the allowance for loan losses when management determines that it is probable that the repayment of the principal amount of a loan will not be made in accordance with the loan's terms. Should a loan that has been charged off be recovered, either partially or entirely, it is credited back to the allowance. Periodic reviews of the loan portfolio, that include analysis of such factors as current and expected economic conditions, historical loss experience and levels of non-accruing loans and delinquencies, determine the appropriate level at which to maintain the allowance for loan losses. Because the allowance is based on assumptions and subjective judgements, it is not necessarily reflective of the charge-offs that may ultimately occur. The following table illustrates the loan charge-off and loan recovery activity of the Company at September 30, 2001 and September 30, 2000:

                     THE PEOPLES BANCTRUST COMPANY., INC.
                        STATEMENT OF CHARGED OFF LOANS

                                        Three Months Ended September 30,   Nine Months Ended September 30,
                                        --------------------------------   -------------------------------
                                                  (unaudited)                        (unaudited)
                                            2001                2000           2001              2000
                                        ------------         -----------   ------------       ------------
Loans charged off                       $  741,000           $ 663,000     $ 1,882,000        $ 2,706,000

Loans previously charged-off then          172,000             365,000         626,000          1,068,000
recovered
                                        ------------         -----------   -----------         -----------
Net loans charged-off                   $  569,000           $ 298,000     $ 1,256,000        $ 1,638,000
                                        ------------         -----------   -----------         -----------

At September 30, 2001, the Company's allowance for loan losses had a balance of $7,408,000 as compared to $6,072,000 at December 31, 2000. As a result, the ratio of the allowance to total loans net of unearned income was 1.56% and 1.28% at September 30, 2001 and December 31, 2000, respectively. Loans requiring special attention because of potential weaknesses increased from $16,627,000 at December 31, 2000, to $24,462,000 at September 30, 2001. As a percentage of total loans net of unearned interest, non-accruing loans increased to 0.82% at September 30, 2001, as compared to 0.51% at December 31, 2000. The coverage of the allowance to non-accruing loans was 190% and 294% at September 30, 2001 and December 31, 2000, respectively.

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

Deposits

Total deposits were $550,074,000 at September 30, 2001 as compared to $536,186,000 at December 31, 2000. This increase was accounted for through an increase in interest-bearing deposits in the amount of $13,710,000 and an increase in noninterest-bearing deposits of $178,000 from December 31, 2000 to September 30, 2001 for the same period.

The Company experienced significant deposit growth in several of its larger markets between December 31, 2000 and September 30, 2001. The majority of this deposit growth between the two periods is in time deposits.

At September 30, 2001, the Company held $10,000,000 in brokered deposits, compared to $25,237,000 at December 31, 2000. In May of 2001, $15,237,000 of
brokered deposits matured and were then withdrawn from the Company. Brokered deposits are more likely to be withdrawn from the Company than other, more traditional, types of deposits. Management currently expects that the entire $10,000,000 of these deposits will be withdrawn from the Company, in January 2002 when they mature. These deposits are fully insured by the Federal Deposit Insurance Corporation, and are deployed by management to meet short-term funding needs.

Liquidity

Liquidity describes the Company's ability to meet its needs for cash. Those needs primarily include lending, withdrawal demands of customers and the payment of operating expenses. The liability base provides liquidity through deposit growth, the rollover of maturing deposits and accessibility to external sources of funds, ("borrowed funds").

From time to time, the Company utilizes short-term borrowed funds. At September 30, 2001, short-term borrowings in the form of federal funds purchased and securities sold under agreements to repurchase had decreased to $4,357,000, as compared to $5,733,000 at December 31, 2000.

Borrowings from the Federal Home Loan Bank of Atlanta decreased to $55,658,000 at September 30, 2001 from $57,219,000 at December 31, 2000.

As of September 30, 2001, the Company had unused lines of credit, including federal funds and other lines with unaffiliated financial institutions, totaling approximately $120,000,000.

Stockholders' Equity

Total stockholders' equity at September 30, 2001 was $66,596,000, compared to $63,497,000 at December 31, 2000. This increase of $3,099,000 was primarily accounted for as follows: $4,448,000 year-to-date earnings and $1,552,000 change from a net unrealized loss to a net unrealized gain on available-for-sale securities, less $1,641,000 common stock dividends declared and $1,260,000 common stock repurchases. The year-to-date earnings combined with the change in net unrealized loss / gain position on available for sale securities had the effect of increasing stockholders' equity, while dividends declared and the common stock repurchases had the effect of decreasing stockholders' equity.

On June 15, 2001 the Company paid a 10% stock dividend to its shareholders of record as of June 6, 2001. The stock dividend served to reduce retained earnings in the amount of $6,796,000, that when combined with the reducing effect of cash dividends and the increasing effect of year-to-date earnings as mentioned in the previous paragraph, account for the $3,989,000 change in retained earnings.

In August 2001, and again in September 2001, the Company purchased a total of 100,000 shares of common stock in open market transactions at a total price of $1,260,000. Also in September 2001, the Company retired 95,000 of the repurchased shares, leaving 5,000 shares of treasury stock with a carrying value of approximately $65,000 at September 30, 2001.

Risk-based capital regulations require all bank holding companies and banks to achieve and maintain a minimum total capital to risk-weighted assets ratio of 8.00%, at least half of which must be in the form of Tier 1 capital (consisting of stockholders' equity less goodwill). The following table indicates the Company's Tier 1 capital ratio and total capital ratio at September 30, 2001 were 11.34% and 12.61%, respectively. The Company maintained, at September 30, 2001, a leverage ratio of Tier 1 capital to total assets of 8.53% compared to the minimum regulatory standard of 4.00% required of the strongest companies and banks. In addition, the table indicates that the ratios of the Company's subsidiary bank, The Peoples Bank and Trust Company ("Peoples Bank"), also exceed the minimum capital requirements of the regulation.

                                                             Risk-Based Capital Ratios & Leverage Ratios
                                                                         As of September 30, 2001
                                                   ---------------------------------------------------------------------
RISK-BASED CAPITAL RATIOS                                             Dollars in Thousands
-----------------------------------------
                                                             The Company                         Peoples Bank
                                                   ---------------------------------    -------------------------------
Tier 1 Capital                                     $            57,552         11.34%   $            58,409       11.52%
Tier 1 Capital - Minimum Required                               20,297          4.00%                20,273        4.00%
                                                   ---------------------------------    -------------------------------
Excess                                             $            37,255          7.34%   $            38,136        7.52%

Total Capital                                      $            64,010         12.61%   $            64,758       12.78%
Total Capital - Minimum Required                                40,593          8.00%                40,547        8.00%
                                                   ---------------------------------    -------------------------------
Excess                                             $            23,417          4.61%   $            24,211        4.78%

Net risk-weighted assets                           $           507,417                  $           506,833

LEVERAGE RATIOS
-----------------------------------------
Total Tier 1 Capital                               $            57,552          8.53%   $            58,409        8.66%
Minimum Leverage Requirement                                    27,001          4.00%                26,979        4.00%
                                                   ---------------------------------    -------------------------------
Excess                                             $            30,551          4.53%   $            31,430        4.66%

Average Total Assets,
   Net of all intangibles                          $           675,024                  $           674,471

                             RESULTS OF OPERATIONS

Three Months Ended September 30, 2001, Compared to Three Months Ended September 30, 2000

The Company's profitability, like that of many financial institutions, is dependent to a large extent upon its net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings.

Interest income for the third quarter of 2001 (the "2001 quarter") totaled $12,797,000 compared to $13,372,000 for the same quarter of 2000 (the "2000 quarter"). The decrease of $575,000 is primarily due to a decrease in the average yield earned on the Company's loan portfolio.

The 2001 quarter saw a slight increase of $25,000 in investment income when compared to the 2000 quarter. Interest income on investments totaled $1,829,000 for the 2001 quarter as opposed to $1,804,000 for the same period in 2000.

Interest income from business loans totaled $2,553,000 for the 2001 quarter. This represents a decrease of $557,000 when compared to $3,110,000 of interest income for the 2000 quarter. Lower yields on business loans in the 2001 quarter are the primary reason for this decrease when compared to the 2000 quarter.

Personal loan interest income decreased to $2,311,000 for the 2001 quarter from $2,747,000 for the 2000 quarter. Decreases in both the average volume and average yield of personal loans during the 2001 quarter, is largely the cause for the $436,000 reduction, when compared to the 2000 quarter.

Interest income earned on real estate loans totaled $5,791,000 for the 2001 quarter as compared to $5,179,000 for the 2000 quarter. This increase of $612,000 between the 2000 quarter and the 2001 quarter is primarily the result of an increase in the average balance of real estate loans held.

Interest paid on deposits totaled $4,888,000 for the 2001 quarter, as compared to $5,459,000 for the 2000 quarter. This reduction is primarily the result of a decrease in the average rate of interest paid on deposits in the 2001 quarter compared to the 2000 quarter.

The resulting net interest income of the Company for the 2001 quarter, totaled $6,995,000. This represents a decrease of $59,000 from net interest income for the same period in 2000 of $6,936,000.

In the 2001 quarter, the Company realized gains on sales of investment securities in the amount of $271,000. In the 2000 quarter, gains on sales of
investment securities were $17,000.   It is the Company's intent to partially
restructure the distribution of funds within the investment securities portfolio, liquidating certain types of securities in order to purchase other types. Consequently, the Company realized gains on sales of investment securities in the 2001 quarter that were $254,000 higher than in the 2000 quarter.

Other noninterest income for the 2001 quarter totaled $2,012,000, while the 2000 quarter other noninterest income totaled $2,057,000, resulting in a slight net decrease of $45,000.

Noninterest expense increased slightly $6,216,000 for the 2001 quarter. Noninterest expense for the 2000 quarter totaled $6,186,000.

Income before taxes for the 2001 quarter was $2,186,000, compared to $2,042,000 for the 2000 quarter. For the 2001 quarter, the provision for income taxes totaled $710,000 as compared to $589,000 for the 2000 quarter. The resulting 2001 quarter net income was $1,476,000, compared to net income for the 2000 quarter of $1,453,000. Earnings per share for the 2001 quarter was $.26, which was unchanged when compared to the $.26 earned in the 2000 quarter.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2001

Interest income for the nine months ended September 30, 2001 totaled $39,495,000, an increase of $1,410,000 from $38,085,000 for the same period in 2000. The average volume of interest earning assets rose to $629,391,000 during the nine months ended September 30, 2001, representing an increase of $59,678,000 over the average volume of interest earning assets for the nine months ended September 30, 2000 level of $569,713,000. The primary reason for the increase in interest income between the two periods was the aforementioned increase in the average volume of interest earning assets, given a reduction in the average yield earned on said assets. The average annual yield on interest earning assets for the nine months ended September 30, 2001 was 8.39%, whereas for the same period in 2000 it was 8.91%.

Interest income on the Company's investment securities portfolio for the nine months ended September 30, 2001 totaled $5,339,000, which translates to an average annual yield of 5.86%. For the nine months ended September 30, 2000, income from investment securities totaled $5,435,000, resulting in a 6.16% average annual yield. The reduction in interest income from the investment securities portfolio is primarily due to the aforementioned decrease in the average annual yield, given that the average volume of the portfolio at September 30, 2001 had increased to $121,880,000 from September 30, 2000 when the average volume was $117,562,000.

Interest and fee income on the Company's loans totaled $32,974,000 for the nine-month period ended September 30, 2001. For the same period in 2000, interest and fee income on loans totaled $32,189,000. Average loan volume for the nine months ended September 30, 2001 was $472,429,000 yielding a 9.33% average annual return. For the same period in 2000, average loans totaled $441,889,000, earning an average annual yield of 9.71%. The $785,000 increase in loan interest and fee income is primarily the result of the higher average loan volume, given the lower average annual yield.

Interest expense on interest-bearing deposits for the nine months ended September 30, 2001 totaled $16,298,000, with an average cost for these deposits of 4.53%. For the same period in 2000, interest expense on deposits totaled $14,976,000, with an average cost of 4.58%. The average balances of interest-bearing deposits for the nine months ended September 30, 2001 and 2000 were
$480,930,000 and $435,689,000, respectively.   The increase in the average
volume of interest-bearing deposits was the primary cause for the $1,322,000 increase in related interest expense, given the reduction in the average cost of said deposits.

The resulting net interest income of the Company for nine months ended September 30, 2001 totaled $20,444,000. This represents a decrease of $218,000 from net interest income for the same period in 2000 of $20,662,000. Net interest margin for the Company at September 30, 2001 was 4.34%, whereas for the same period in 2000 it was 4.84%.

Provision for loan losses for the nine months ended September 30, 2001 totaled $2,592,000, as compared to $2,347,000 for the same period in 2000. The Company experienced an increase in the amount of loans requiring special attention due to potential weakness (see "Allowance for Loan Losses") during the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. Consequently, the Company has charged a higher amount of provision for loan losses against income, in order to provide for any potential losses that may currently exist in the loan portfolio. Provisions for loan losses are charges made against net interest income, and applied to the allowance for loan losses (see "Allowance for Loan Losses").

During the nine months ended September 30, 2001, net securities gains totaled $604,000. During the same period in 2000, the Company had net securities losses of $7,000. Portfolio restructuring activity during the first nine months of 2001 contributed to this shift from a loss to a gain position between the two periods. The primary reason that restructuring activity resulted in net securities gains is that market rates of interest were in a general state of decline between the two periods, which generally serves to increase the market value of fixed rate bonds.

During the nine months ended September 30, 2001, other noninterest income increased $488,000 to $6,003,000, as compared to $5,515,000 for the same period in 2000. The largest single increase in other noninterest income was in the category of activity related service charges on deposits, which increased $321,000 between the two periods.

Noninterest expense for the nine months ended September 30, 2001 totaled $17,917,000 as compared to $17,385,000 for the same period of 2000. The increase is partially accounted for in additional personnel and facilities expenses associated with the Company's ongoing market expansion efforts. Additionally, the Company recognized approximately $137,000 of expenses related to the proposed merger with South Alabama Bancorporation, which was terminated in March 2001.

For the nine months ended September 30, 2001, income before taxes totaled $6,542,000, compared to $6,438,000 for the same period in 2000. The income tax provision for nine months ended September 30, 2001 totaled $2,094,000, whereas for the same period in 2000 it totaled $2,085,000. The resulting net income for the nine months ended September 30, 2001 totaled $4,448,000, compared to $4,353,000 for the same period in 2000.

On September 11, 2001, New York City and Washington, DC were targets of an apparent terrorist attack on the United States of America. The World Trade Center in New York was destroyed while the Pentagon in Washington was heavily damaged. While the Company was not affected in its ability to operate, customer activity diminished in the days immediately following September 11, 2001. The Company did not experience, and does not anticipate, any material adverse effects on it financial condition or results of operations due to the events of September 11, 2001.


                       IMPACT OF NEW ACCOUNTING STANDARDS

     See Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest sensitivity is one measure of the vulnerability of earnings to changes in the general level of interest rates. Whenever interest-earning assets reprice to market interest rates at a different pace than interest-bearing liabilities, interest income performance will be affected favorably or unfavorably during periods of changes in general interest rates. Management is unable to predict future changes in market rates and their impact on the Company's profitability. Rapid and numerous reductions in market rates of interest through the nine months ended September 30, 2001, had a material impact both on interest income and interest expense, thereby impacting net interest income. The following table illustrates the extent to which interest rate changes affected various components of net interest income, as compared to changes in the average volume of those assets or liabilities associated with said components.

                      THE PEOPLES BANCTRUST COMPANY, INC.
              ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE
                     NINE MONTHS ENDED SEPTEMBER 30, 2001
                                (In thousands)

                                                                               Change attibutable to:
                                                                           -----------------------------
                                           Nine Months Ended            Change in   Change in                Total
                                             September 30,               Rates       Volume      Mix        Change
                                       ------------------------     ---------------------------------      --------
                                           2001          2000
                                           ----          ----
Interest income on:
   Loans                               $  32,974      $  32,189     $    (1,325)  $  2,201   $    (91)     $    785
   Investment securities and other         6,521          5,896            (190)     1,075       (261)          624
                                       ------------------------     ---------------------------------      --------
   Total interest income               $  39,495      $  38,085     $    (1,515)  $  3,276   $   (352)     $  1,409

Interest expense on:
   Deposits                            $  16,298      $  14,976     $      (166)  $  1,505   $    (17)     $  1,322
   Borrowed funds                          2,753          2,447             (52)       318         38           302
                                       ------------------------     ---------------------------------      --------
   Total interest expense              $  19,051      $  17,423     $      (218)  $  1,823   $     21      $  1,627

   Net interest income                 $  20,444      $  20,662     $    (1,297)  $  1,452   $   (373)     $   (218)

     *The above table reflects changes attributable to interest rate and volume changes on the following basis: Change in rates = change in rate times old volume. Change in volume = change in volume times old rate. Mix = change in rate times change in volume.

During the nine months ended September 30, 2001, the interest earning assets of the Company were repricing to numerous and rapid reductions in market rates of interest at a faster pace than were interest bearing liabilities. The following table indicates the maturity and repricing relationship of interest earning assets to interests bearing liabilities at September 30, 2001 across various intervals of time. Management believes that the current relationship of interest earning assets to interest bearing liabilities is adequate to protect the Company against future material interest rate risk.

                      THE PEOPLES BANCTRUST COMPANY INC.
                      INTEREST RATE SENSITIVITY POSITION
                              SEPTEMBER 30, 2001


                                                                      Expected Maturity / Repricing Time Frame
                                           ---------------------------------------------------------------------------------------
                                                             Between three
                                           Less than three   months and one  Between one    Between five     Beyond ten
                                              months              year      and five years  and ten years      years       Total
                                           ---------------------------------------------------------------------------------------
                                                                                (Dollars in thousands)
EARNING ASSETS:
   Loans                                   $   142,001     $   138,041      $   144,948     $   27,081      $  21,655   $  473,726
   Investment securities and other              45,709          40,436           57,688         13,256          1,669      158,758
                                           ---------------------------------------------------------------------------------------
   Total interest-earning assets           $   187,710     $   178,477      $   202,636     $   40,337      $  23,324   $  632,484
INTEREST-BEARING LIABILITIES:
   Deposits                                $   127,616     $   192,154      $   142,881     $   21,587      $       -   $  484,238
   Borrowed funds                                7,544           8,786           19,371         20,522          3,792       60,015
                                           ---------------------------------------------------------------------------------------
                                           $   135,160     $   200,940      $   162,252     $   42,109      $   3,792   $  544,253

Period gap                                 $    52,550     $   (22,463)     $    40,384     $   (1,772)     $  19,532   $   88,231
Cummulative gap                            $    52,550     $    30,087      $    70,471     $   68,699      $  88,231

Cummulative gap ratio to earning assets          28.00%          16.86%           34.78%        170.31%        378.28%       13.95%

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Shelton Trent Merriweather v. The Peoples Bank and Trust Company, et al, Circuit
-----------------------------------------------------------------------
Court of Butler County, Alabama, Case No. CV-2000-175. There have been no material developments in this case since its previous disclosure. See Part II,
Item 1 on form 10-Q for June 30, 2001, which was filed by the Company on August 14, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               The Peoples BancTrust Company, Inc.


Date:  November 12, 2001               /s/ Richard P. Morthland
                                    ----------------------------------------
                                    Richard P. Morthland
                                    Chairman and Chief Executive Officer


Date:  November 12, 2001               /s/ Andrew C. Bearden, Jr.
                                    ----------------------------------------
                                    Andrew C. Bearden, Jr.
                                    Executive Vice President and
                                    Chief Financial Officer


Date:  November 12, 2001               /s/ Thomas P. Wilbourne
                                    ----------------------------------------
                                    Thomas P. Wilbourne
                                    Assistant Vice President and Controller
                                    (Principal Accounting Officer)