Form 10-K
period 2001-12-31
PEOPLES BANCTRUST CO INC
filed 2002-03-28
CIK 762128

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 0-13653

THE PEOPLES BANCTRUST COMPANY, INC.
(Exact name of registrant as specified in its charter)

Alabama	63-0896239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

310 Broad Street, Selma, Alabama	36701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (334) 875-1000.

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.10 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The registrant’s voting stock is traded on the Nasdaq SmallCap Market. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price ($11.10 per share) at which the stock was sold on, March 8, 2002, was approximately $35,078,198. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant’s Common Stock.

As of the close of business on March 15, 2002, 5,562,784 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated By Reference

Part III: Portions of the definitive proxy statement for the Annual Meeting of the Shareholders.

PART I
ITEM 1.    BUSINESS

The Peoples BancTrust Company, Inc. and The Peoples Bank and Trust Company

The Peoples BancTrust Company, Inc. (“BancTrust”) is a bank holding company incorporated under the laws of the State of Alabama in April 1984. BancTrust is registered under the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”). BancTrust is the holding company for The Peoples Bank and Trust Company (“Peoples Bank”), which was chartered by the State of Alabama in 1902 and acquired by BancTrust in April 1985.

BancTrust and Peoples Bank are headquartered in Selma, Alabama. Peoples Bank conducts a commercial and full-service retail banking business in Dallas, Autauga, Butler, Bibb, Shelby, Tallapoosa, Elmore, Lee and Tuscaloosa counties and surrounding areas of Alabama. In addition, Peoples Bank offers trust and financial management services, to include a full service brokerage operation through PrimeVest Financial Services, Inc. Some of the services offered by Peoples Bank include business and personal checking accounts, savings accounts, money market accounts, certificates of deposit, overdraft protection, personal loans, business loans, real estate mortgage loans, internet banking, ATM banking, travelers’ checks, retail repurchase agreements, letters of credit, safe deposit box rental, credit card opportunities and both foreign and domestic funds transfer via wire transfer or Automated Clearing House (“ACH”).

Peoples Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”), and its deposit accounts are insured by the Bank Insurance Fund (“BIF”) to the maximum allowed by law. Peoples Bank is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “FRB”) and the State Banking Department of the State of Alabama (the “Banking Department”). There are also various requirements and restrictions under the laws of the United States of America and the State of Alabama, which affect the operations of Peoples Bank. These laws include usury requirements, restrictions relating to investments and other requirements. See “Regulation, Supervision and Governmental Policy.”

BancTrust’s executive offices and the main office of Peoples Bank are located at 310 Broad Street, Selma, Alabama 36701. Peoples Bank operates four branches in Selma, four branches in Tallassee, three branches in Prattville, two branches in Greenville, and one branch in each of Plantersville, Georgiana, McKenzie, Centreville, Millbrook, Montevallo, Helena, Eclectic, North Bibb, Opelika, Auburn and Tuscaloosa, Alabama. BancTrust’s telephone number is (334) 875-1000.

Lending Activities

Loan Composition.    The following table sets forth a five-year comparison of major categories of BancTrust’s loans.

	At December 31,
	(In thousands)
	2001	2000	1999	1998	1997
Commercial and industrial	$124,033	$140,410	$127,071	$116,783	$103,090
Real estate—mortgage(1)	269,962	244,143	200,996	120,918	106,222
Personal	72,462	89,900	99,857	110,306	89,807
Overdrafts and credit line	2,368	2,384	10,767	10,786	7,367

Total loans	468,825	476,837	438,691	358,793	306,486
Less:
Unearned discount	$1,525	$2,039	$1,959	$2,154	753
Allowance for loan losses	7,666	6,072	5,333	4,291	3,446

Total loans, net	$459,634	$468,726	$431,399	$352,348	$302,287

(1)	Includes real estate-construction loans.

The above loans include agricultural loans totaling approximately $9.1 million, $13.6 million, $22.4 million, $21.9 million and $17.1 million at December 31, 2001, 2000, 1999, 1998 and 1997, respectively. Such agricultural loans do not include other business or personal loans the proceeds of which were used for non-agricultural purposes. The primary source of repayment of these loans is a farm commodity (e.g., timber). See Note 5 to Consolidated Financial Statements incorporated in Item 14.-”Exhibits, Financial Statement Schedules and Reports on Form 8-K”.

Loan Maturities.    The following table reflects at December 31, 2001 the dollar amount of loans maturing or subject to rate adjustment based on their contractual terms. Loans with fixed rates are reflected based upon the contractual repayment schedule, while loans with variable interest rates are reflected based upon the contractual repayment schedule up to the contractual rate adjustment date. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity are reported as due within three months.

	0-3 Months	4-12 Months	1-5 Years	After 5 Years	Total
	(In thousands)
Commercial and industrial	$87,631	$8,715	$20,734	$6,953	$124,033
Real estate-mortgage	77,025	55,342	58,991	78,604	269,962
Personal, overdrafts and credit lines	11,228	19,478	42,647	1,477	74,830

Total	$175,884	$83,535	$122,372	$87,034	$468,825

Loans with fixed interest rates	$21,054	$36,457	$72,430	$73,918	$203,859
Loans with variable interest rates	154,830	47,078	49,942	13,116	264,966

Total	$175,884	$83,535	$122,372	$87,034	$468,825

Commercial and Industrial Loans.    These loans are generally originated in BancTrust’s primary lending area. BancTrust’s commercial and industrial loans are made for a variety of business purposes, including working capital, inventory, equipment and capital expansion. At December 31, 2001, commercial and industrial loans outstanding totaled $124.0 million, or 26.46% of BancTrust’s total loan portfolio. The terms for commercial and industrial loans are generally less than one year. Commercial and industrial loan applications must be supported by current financial information on the borrower and, where appropriate, by adequate collateral. Approval of the loans is subject to the borrower qualifying for the loan under BancTrust’s underwriting standards. These types of loans are generally considered to be a higher credit risk than other loans originated by BancTrust.

Real Estate Mortgage Loans.    BancTrust also originates one-to-four family, owner-occupied residential mortgage loans secured by property located in BancTrust’s primary market area. BancTrust’s residential mortgage loans, the majority of which consist of loans secured by owner-occupied, single-family residences, totaled approximately $105.9 million at December 31, 2001. Commercial, construction and development and other real estate mortgage loans comprised the balance of the real estate mortgage loan portfolio at December 31, 2001. BancTrust had $270.0 million, or 57.58% of its total loan portfolio, in real estate mortgage loans at December 31, 2001.

Personal Loans.    At December 31, 2001, BancTrust’s personal loan portfolio totaled $74.8 million, or 15.96% of BancTrust’s total net loan portfolio. BancTrust’s personal loan portfolio is comprised of automobile loans (including automobile loans originated by dealers), home improvement loans, unsecured personal notes, mobile home loans, boat loans and loans secured by savings deposits. Although personal loans tend to have a higher risk of default than other loans, management believes its monitoring and review processes provide sufficient safeguards. These loans tend to be significantly effected by the local economy. Furthermore, BancTrust has experienced increased competition from non-banking institutions in the consumer credit market, as well as reductions in the credit quality of personal loan applicants. Management has elected to reduce its focus on personal loan originations, and continues to closely monitor the quality and performance of the personal loan portfolio.

Lending Limits.    BancTrust’s limit for unsecured loans to individual customers is 10% of the capital accounts of BancTrust. The limit for unsecured and secured loans combined to individual customers is 20% of the capital accounts of BancTrust, subject to certain terms and conditions. For customers desiring loans in excess of BancTrust’s lending limits, BancTrust may loan on a participation basis, with its correspondent banks taking the amount of the loan in excess of BancTrust’s lending limits. In other cases, BancTrust may refer such borrowers to other institutions.

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

	At December 31,
	2001	2000	1999	1998	1997
	(In thousands)
Loans accounted for on a nonaccrual basis	$5,721	$2,442	$2,840	$3,888	$1,733
Accruing loans which are contractually past due 90 days or more as to interest or principal payments	—	—	—	—	—
Accruing loans, the terms of which have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower	81	65	71	187	69
The gross interest income that would have been recorded in the period then ended if the nonaccrual and restructured loans had been current in accordance with their original terms and had been outstanding through the period or since origination, if held for part of the period	349	161	310	162	57
The amount of interest income on nonaccrual and restructured loans that was included in net income for the period	$48	$22	$42	$58	$26

Management of BancTrust has identified certain loans totaling approximately $28.8 million at December 31, 2001 (including loans identified in the above table) which it has determined require special attention due to potential weaknesses. The largest five loans aggregated approximately $11.3 million and ranged in size from $966,000 to $5,891,000. It is management’s opinion that the allowance for loan losses (see below) is adequate to absorb probable losses related to such loans. Aggressive efforts continue to reduce principal, secure additional collateral and improve the overall payment status of these loans.

Management has deployed significant resources toward enhancing processes used in identifying loans it has determined require special attention due to potential weakness. For example, the criteria by which loans are determined to possess potential weaknesses have been broadened, so as to allow for an increasing number of loans to be more closely scrutinized, and more frequently reviewed. See Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The following table sets forth BancTrust’s potential problem loans at December 31, 2001 by loan category and the amount and type of collateral securing such loans.

Loan Category / Collateral	Amount
(In thousands)
Commercial and Industrial:
Collateralized by Real Estate	$10,638
Collateralized by Other (1)	9,103
Unsecured	162

Total Commercial and Industrial	19,903

Real Estate-Mortgage and Personal:
Collateralized by Real Estate	6,002
Collateralized by Other (1)	2,481
Unsecured	387

Total Real Estate-Mortgage and Personal	8,870

Total	$28,773

(1)	Includes loans collateralized by accounts receivable, inventory, furniture and fixtures and automobile dealer floor plans.

Loan Loss Experience.    See Notes 1 and 5 to Consolidated Financial Statements incorporated in Item 14.— “Exhibits, Financial Statement Schedules and Reports on Form 8-K”.

The allowance for possible loan losses at BancTrust is maintained at a level, which in management’s opinion, is adequate to absorb all probable losses on loans then present in the loan portfolio. The amount of the allowance is affected by: (1) loan charge-offs, which decrease the allowance; (2) recoveries on loans previously charged-off, which increase the allowance; and (3) the provision of possible loan losses charged against income, which increases the allowance. In determining the provision for possible loan losses, management monitors fluctuations in the allowance resulting from actual charge-offs and recoveries. Also, management periodically reviews the size and composition of the loan portfolio in light of economic conditions in an effort to evaluate portfolio risks. Ultimately, the amount of the provision charged against income is an amount sufficient to maintain the allowance at a level consistent with management’s assessment of the aforementioned portfolio risks.

The following table is a summary of activity in the allowance for loan losses:

	Year Ended December 31,
	2001	2000	1999	1998	1997
		(Dollars in thousands)
Balance at beginning of year	$6,072	$5,333	$4,291	$3,446	$3,173
Charge-offs:
Commercial and industrial	426	1,367	1,252	1,622	346
Real estate-mortgage (1)	49	339	129	19	66
Personal	2,158	1,951	3,062	1,739	1,974
Overdrafts and credit lines	77	115	73	68	30

Total charge-offs	2,710	3,772	4,516	3,448	2,416
Recoveries:
Commercial and industrial	57	219	191	524	71
Real estate-mortgage (1)	25	178	22	96	38
Personal	740	820	805	738	702
Overdrafts and credit lines	19	17	20	7	11

Total recoveries	841	1,234	1,038	1,365	822
Net charge-offs	(1,869)	(2,538)	(3,478)	(2,083)	(1,594)
Additions charged to operations	3,463	3,277	4,520	2,336	1,867
Additions due to acquisition	—	—	—	592	—

Balance at end of year	$7,666	$6,072	$5,333	$4,291	$3,446

(1)	Includes real estate-construction loans.

The following table presents an allocation of BancTrust’s allowance for loan losses at the dates indicated:

	At December 31,
	2001		2000		1999
	(Dollars in thousands)
	%	Amount	%	Amount	%	Amount
Commercial and industrial	32%	$2,451	29%	$1,777	33%	$1,771
Real estate mortgage (1)	29%	2,254	2%	123	3%	180
Personal	39%	2,961	69%	4,172	62%	3,292
Overdraft and credit line	—	—	—	—	2%	90

Total Allowance	100%	$7,666	100%	$6,072	100%	$5,333

	At December 31,
	1998		1997
	(Dollars in thousands)
	%	Amount	%	Amount
Commercial and industrial	28%	$1,201	33%	$1,138
Real estate mortgage (1)	5%	215	16%	552
Personal	65%	2,789	50%	1,724
Overdraft and credit line	2%	86	1%	32

Total Allowance	100%	$4,291	100%	$3,446

(1)	Includes real estate-construction loans.

Investment Activities

Securities by Category. Investments are classified as either held-to-maturity, trading or available-for-sale securities. See Notes 1 and 4 to Consolidated Financial Statements incorporated in Item 14.—“Exhibits, Financial Statement Schedules and Reports on Form 8-K”. There were no securities classified as held-to-maturity or trading at December 31, 2001, 2000 and 1999. The following table sets forth the amount of securities available-for-sale by major categories held by BancTrust at December 31, 2001, 2000 and 1999.

	At December 31,
	2001	2000	1999
Securities Available for Sale	(In thousands)
U.S. Treasury, U.S. Agencies and corporations	$61,293	$84,755	$81,001
Obligations of states and political subdivisions	2,000	2,105	2,198
Corporate and other securities	86,728	45,045	36,360

Total	$150,021	$131,905	$119,559

Corporate and other securities as of December 31, 2001, were comprised of the following:

Securities Available For Sale
(In thousands)
Corporate notes	$17,868
Mortgage backed securities	59,585
Mutual funds	5,229
Common stock	4,046

Total	$86,728

All corporate notes are rated A1 to AAA. All mortgage backed securities obligations are either guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association or the Federal Home Loan Mortgage Corporation or have AAA ratings. Common stock holdings include investments in the Federal Reserve Bank, The Federal Home Loan Bank of Atlanta (“FHLB”), The Bankers’ Bank and another local bank, which is closely monitored by management.

Management considers all of the above securities to have a relatively low level of default or credit risk.

For information regarding the amortized cost and approximate market value of securities at December 31, 2001, 2000 and 1999, see Note 4 to Consolidated Financial Statements incorporated in Item 14.—“Exhibits, Financial Statement Schedules and Reports on Form 8-K”.

Maturity Distributions of Securities. The following table sets forth the distributions of maturities of securities at amortized cost as of December 31, 2001.

	0-3 Months	4-12 Months	Over 1 to 5	Over 5 to 10	Over 10	No Specific Due Date
			(Dollars in thousands)
U.S. Treasury, U.S. agencies and corporations	$5,198	$—	$37,820	$17,503	$—	$—
Obligations of states and political subdivisions	—	—	1,169	570	250	—
Corporate and other securities	8,000	—	9,497	14,136	45,622	9,273

Total	$13,198	$—	$48,486	$32,209	$45,872	$9,273

Weighted average yield (%)	3.09%	0%	5.73%	5.87%	5.28%	6.10%

(1)	Yields on tax-exempt obligations have been computed on a tax-equivalent basis using an incremental rate of 34%.

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For information regarding the amortized cost and approximate market value of securities at December 31, 2001, by contractual maturity, see Note 4 to Consolidated Financial Statements incorporated in Item 14.—“Exhibits, Financial Statement Schedules and Reports on Form 8-K”.

Deposits

Deposits are the primary source of funds for BancTrust. BancTrust’s deposits consist of checking accounts, regular savings deposits, NOW accounts, Money Market Accounts, Certificates of Deposit and Jumbo Certificates of Deposit. Deposits are attracted from individuals, partnerships and corporations primarily in BancTrust’s market area. In addition, BancTrust obtains deposits from state and local entities and, to a lesser extent, the U.S. Government and other depository institutions. As of December 31, 2001, BancTrust’s total deposits were $562.3 million. BancTrust was in receipt of $10 million in brokered time deposits at December 31, 2001.

The following table indicates the amount of BancTrust’s certificates of deposit and other time deposits, including brokered time deposits, of $100,000 or more by time remaining until maturity as of December 31, 2001.

Maturity Period	Certificates of Deposit	Other Time Deposits
	(In thousands)
Three months or less	$44,560	$221
Over three through six months	24,175	—
Over six through twelve months	37,817	4,307
Over twelve months	6,694	352

Total	$113,246	$4,880

The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated.

	Year Ended December 31,
	2001		2000		1999
	Average Deposits	Average Rate	Average Deposits	Average Rate	Average Deposits	Average Rate
			(Dollars in thousands)
Non-interest bearing demand deposits	$66,153	0.00%	$61,806	0.00%	$67,193	0.00%
Interest bearing demand deposits	129,945	2.31%	116,657	2.85%	106,806	2.53%
Savings deposits	39,076	1.51%	41,917	2.36%	45,434	2.48%
Time deposits	312,896	5.30%	283,880	5.80%	249,952	5.02%

Total deposits	$548,070	4.19%	$504,260	4.70%	$469,385	3.49%

BancTrust utilizes borrowings as a source of funds, albeit to a much lesser extent than deposits. The primary source of borrowed funds is the FHLB, of which BancTrust is a member. At December 31, 2001, BancTrust had borrowed funds outstanding with FHLB of approximately $55,331,000. BancTrust also, from time to time, borrows funds on a short-term or overnight basis, to meet current or immediate funding needs. These short-term borrowings are referred to as “Federal funds purchased”. At December 31, 2001, BancTrust had no such borrowings. BancTrust also participates in retail repurchase agreements, which are short-term in nature (overnight), and are referred to as “securities sold under agreements to repurchase”. At December 31, 2001, BancTrust had $3,369,000 in securities sold under agreements to repurchase. For information regarding borrowed funds at December 31, 2001, see Note 7 to Consolidated Financial Statements incorporated in Item 14.—“Exhibits, Financial Statement Schedules and Reports on Form 8-K”.

Competition

In order to compete effectively, BancTrust relies substantially on local commercial activity; personal contacts by its directors, officers, other employees and shareholders; personalized services; and its reputation in the communities it serves.

BancTrust is presently competing in its market area with several other Alabama bank holding companies. It also competes with independent banks, credit unions, and various other nonbank financial companies.

The banking business in Alabama is generally, and in BancTrust’s primary service areas specifically, highly competitive with respect to both loans and deposits. BancTrust competes with many larger banks and other financial institutions, which have offices over a wide geographic area. These larger institutions have certain inherent advantages, such as the ability to finance wide ranging advertising campaigns and promotions and to allocate their investment assets to regions offering the highest yields and demand. They also offer services such as international banking, which are not offered directly by BancTrust (but could be offered indirectly through correspondent institutions). By virtue of their larger total capitalization (legal lending limits to an individual consumer or corporation are limited to a percentage of BancTrust’s total capital accounts), such banks have substantially higher lending limits than does BancTrust. Other entities, both governmental and in private industry, raise capital through the issuance and sale of debt and equity securities and thereby indirectly compete with BancTrust in the acquisition of deposit funds.

Under federal law, Alabama banks and their holding companies may be acquired by out-of-state banks or their holding companies, and Alabama banks and their holding companies may acquire out-of-state banks without regard to whether the transaction is prohibited by the laws of any state. Under federal and Alabama law, the FRB may not approve the acquisition of a bank in Alabama if such bank has not been in existence for at least five years or, if following the acquisition, the acquiring bank holding company and its depository institution affiliates would control 30% or more of the deposits in depository institutions in Alabama. In addition, the federal banking agencies are authorized to approve interstate merger transactions without regard to whether such transactions are prohibited by the law of any state, unless the home state of one of the banks opts out by adopting a law that applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Alabama has enacted legislation that expressly authorizes Alabama banks to participate in interstate mergers in accordance with federal law.

Employees

As of December 31, 2001, BancTrust employed 335 persons, including executive officers, loan officers, bookkeepers, tellers and others. None of BancTrust’s employees are presently represented by a union or covered under a collective bargaining agreement. Management considers that BancTrust’s employee relations are excellent.

Return on Equity and Assets

The following table shows the percentage return on equity and assets of BancTrust for the years ended December 31, 2001, 2000 and 1999.

	Year Ended December 31,
	2001	2000	1999
Return on assets:
Net income/average total assets	0.91%	0.97%	0.92%
Return on equity:
Net income/average equity	9.50%	10.17%	9.30%
Dividend payout ratio:
Dividends declared per share/net income per share	36.36%	31.36%	33.50%
Equity to assets ratio:
Average equity/average total assets	9.58%	9.53%	9.90%

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

Financial Modernization Legislation.    The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) includes a number of provisions intended to modernize and to increase competition in the American financial services industry, including authority for bank holding companies to engage in a wider range of nonbanking activities, such as securities underwriting and general insurance activities. Under the GLB Act, a bank holding company that elects to become a financial holding company may engage in any activity that the FRB, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLB Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the FRB. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are and continue to be well-capitalized and well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

National banks and state banks (assuming they have the requisite investment authority under state law) are also authorized by the GLB Act to engage, through “financial subsidiaries,” in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the FRB, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank’s outstanding investments in financial subsidiaries).

The GLB Act also adopts a number of consumer protections, including provisions intended to protect privacy of bank customers’ financial information and provisions requiring disclosure of ATM fees imposed by banks on customers of other banks.

At this time, BancTrust has not determined whether it will become a financial holding company. Peoples Bank believes that the GLB Act’s financial subsidiary provisions and consumer protections have had no material impact on its operations.

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

Under the Holding Company Act, a bank holding company must obtain the prior approval of the FRB before (i) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company. The Holding Company Act generally permits the FRB to approve interstate bank acquisitions by bank holding companies without regard to any prohibitions of state law. See “Competition.”

Under the Holding Company Act, approval of the FRB must be obtained prior to acquiring control of BancTrust or Peoples Bank. For purposes of the Holding Company Act, “control” is defined as ownership of more than 25% of any class of voting securities of BancTrust or Peoples Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the BancTrust or Peoples Bank.

As a bank holding company, BancTrust is prohibited under the Holding Company Act, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities that, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The activities of BancTrust and of its non-bank subsidiaries are subject to these legal and regulatory limitations under the Holding Company Act and the FRB’s regulations thereunder. Notwithstanding the FRB’s prior approval of specific nonbanking activities, the FRB has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

The FRB has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See “—Capital Requirements.”

The FRB has the power to prohibit dividends by bank holding companies if, depending on the financial condition of the bank in question, the payment of dividends could be deemed as an unsafe or unsound practice. In addition, the FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB’s view that a bank holding company should pay cash dividends only to the extent that BancTrust’s net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with BancTrust’s capital needs, asset quality, and overall financial condition.

Bank Regulation.    As an Alabama banking institution, Peoples Bank is subject to regulation, supervision and regular examination by the Banking Department. Peoples Bank is a member of the Federal Reserve System and thus is subject to supervision and regular examination by the FRB under the applicable provisions of the Federal Reserve Act and the FRB’s regulations. The deposits of Peoples Bank are insured by the FDIC to the maximum extent provided by law (a maximum of $100,000 for each insured depositor). Alabama and federal banking laws and regulations control, among other things, Peoples Bank’s required reserves, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, and establishment of branches and other aspects of Peoples Bank’s operations.

There are statutory and regulatory restrictions on the ability of Peoples Bank to pay dividends to BancTrust. Under Alabama law, a bank may not pay a dividend in excess of 90% of its net earnings until the bank’s surplus is equal to at least 20% of its total capital. The approval of the Banking Department is required if the total of all the dividends declared by Peoples Bank in any calendar year will exceed its net earnings for that year combined with its retained net earnings for the preceding two calendar years, less any required transfers to surplus. In addition, no dividends may be paid from surplus without the written approval of the Banking Department.

Peoples Bank is subject to various regulatory capital requirements administered by the federal banking agencies, including the FRB’s capital adequacy guidelines for state-chartered banks that are members of the Federal Reserve System (“state member banks”). Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on BancTrust’s financial statements. See “—Capital Requirements.”

As a federally insured bank, Peoples Bank is required to pay deposit insurance assessments to the FDIC based on a percentage of its insured deposits. Under the FDIC’s risk-based deposit insurance assessment system, the assessment rate for an insured bank depends on the assessment risk classification assigned to the bank. The FDIC has set the 2002 annual insurance assessment rates applicable to Bank Insurance Fund (“BIF”) member banks like Peoples Bank from 0% for well-capitalized banks in the highest supervisory subgroup to 0.27% of insured deposits for undercapitalized banks in the lowest supervisory subgroup. Peoples Bank was a “well-capitalized” bank as of December 31, 2001. In addition to deposit insurance assessments, FDIC-insured institutions are currently required to pay assessments to the FDIC at an annual rate of approximately 0.02% of insured deposits to fund interest payments on certain bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Institution Insurance Fund.

Supervision, regulation and examination of BancTrust and Peoples Bank by the bank regulatory agencies are intended primarily for the protection of depositors rather than for holders of BancTrust stock or of BancTrust as the holder of the stock of Peoples Bank.

Capital Requirements.    The FRB has established guidelines with respect to the maintenance of appropriate levels of capital by registered bank holding companies and state member banks. The regulations of the FRB impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets.

The regulations of the FRB require bank holding companies and state member banks to maintain a minimum leverage ratio of “Tier 1 capital” (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. Although setting a minimum 3.0% leverage ratio, the regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near such a minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization’s capital adequacy by its primary regulator. Any bank or bank holding company experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. In addition, the FRB has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization’s ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

The risk-based capital rules of the FRB require bank holding companies and state member banks to maintain minimum regulatory capital levels based upon a weighing of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders’ equity, certain perpetual preferred stock (which must be noncumulative with respect to banks), and minority interests in the equity accounts of consolidated subsidiaries; less intangible assets (primarily goodwill), with limited exceptions for mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify for Tier 1 and long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; and subordinated debt and intermediate-term preferred stock. The risk-based capital regulations assign balance sheet assets and credit equivalent amounts of off-balance sheet obligations to one of four broad risk categories based principally on the degree of credit risk associated with the obligor. The assets and off-balance sheet items in the four risk categories are weighted at 0%, 20%, 50% and 100%. These computations result in the total risk-weighted assets.

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

In addition, the FRB’s capital guidelines require the agency to take into consideration concentrations of credit risk and risks from non-traditional activities, as well as a bank’s ability to manage those risks, when determining a bank’s capital adequacy. Such evaluation will be made as a part of the bank’s regular safety and soundness examination. The FRB’s guidelines also specify that its assessment of a bank’s capital adequacy will include an assessment of the bank’s interest rate risk (that is, the bank’s exposure to declines in the economic value of its capital due to changes in interest rates) and authorizing the agency to require a bank to hold additional capital for its interest rate risk exposure.

The FRB has adopted regulations that classify insured depository institutions by capital levels and provide that the FRB will take various prompt corrective actions to resolve the problems of any state member bank that fails to satisfy the capital standards. Under the regulations, a “well-capitalized” bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An “adequately capitalized” bank is one that does not qualify as “well capitalized” but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” depending on the extent to which the bank’s capital levels are below these standards. A bank that falls within any of the three “undercapitalized” categories is subjected to certain severe regulatory sanctions. As of December 31, 2000, Peoples Bank was categorized as “well-capitalized.”

According to FRB policy, a bank holding company is to act as a source of financial strength to its subsidiary bank and commit resources to the subsidiary’s support. This support may be required when the holding company is not able to provide it.

See Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 to Consolidated Financial Statements incorporated in Item 14.—“Exhibits, Financial Statement Schedules and Reports on Form 8-K”.

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

Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by Peoples Bank on its deposits and its other borrowings and the interest received by Peoples Bank on loans extended to customers and securities held in its investment portfolios comprises the major portion of Peoples Bank’s earnings. The earnings and gross income of Peoples Bank thus have been and will be subject to the influence of economic conditions generally, both domestic and foreign, and also to monetary and fiscal policies of the United States and its agencies, particularly the FRB. The nature and timing of any future changes in such policies and their impact on Peoples Bank are not predictable.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. Additional written or oral forward-looking statements may be made by BancTrust from time to time in filings with the Securities and Exchange Commission or otherwise. The words “believe,” “expect,” “seek,” and “intend” and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of income or loss, expenditures, acquisitions, plans for future operations, financing needs or plans relating to services of BancTrust, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

BancTrust does not undertake, and specifically disclaims, any obligation to publicly release the results of revisions which may be made to forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

ITEM 2.    PROPERTIES

BancTrust’s principal executive offices and Peoples Bank’s main office are located at 310 Broad Street, Selma, Alabama in a building owned by Peoples Bank. At March 20, 2002, Peoples Bank maintained 25 branches in Dallas, Autauga, Butler, Bibb, Elmore, Shelby, Tallapoosa, Lee and Tuscaloosa counties, of which 7 are leased.

ITEM 3.    LEGAL PROCEEDINGS

Management currently is not aware of any material legal proceedings to which BancTrust or Peoples Bank is a party or to which any of their property is subject, except as follows:

Shelton Trent Merriweather v. The Peoples Bank and Trust Company, et al, Circuit Court of Butler County, Alabama. This complaint was served on Peoples Bank in October 2000. The complaint claimed unspecified amounts of compensatory and punitive damages based on a mortgage loan and sale of life insurance to the plaintiff by Peoples Bank which occurred in 1994. The allegations of the complaint were, in general, that the defendants charged the plaintiff, without his permission, for credit life insurance, which he never received and that the defendant, Peoples Bank, amortized the plaintiff’s mortgage at an amount higher than what he was told was the amount of the loan. The complaint claimed that the actions of the defendants constituted negligence, wanton and/or fraudulent conduct, misrepresentations, suppression, deception, breach of contract, and conspiracy. A Motion for Summary Judgment was entered by Peoples Bank. On January 28, 2002, the Motion for Summary Judgement was granted and the case dismissed. On March 8, 2002, Peoples Bank received notice that the plaintiff had filed an appeal to the Alabama Supreme Court.

See Note 10 to Consolidated Financial Statements incorporated in Item 14.—“Exhibits, Financial Statement Schedules and Reports on Form 8-K”.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Richard P. Morthland, 60, has served as Chairman of the Board and Chief Executive Officer of Peoples Bank and BancTrust since 1994. Mr. Morthland has been an officer of Peoples Bank since 1965, a Director of Peoples Bank since 1977 and a Director of BancTrust since 1985.

Elam P. Holley, Jr., 51, has served as President and Chief Operating Officer of Peoples Bank and BancTrust since 1994. Mr. Holley has been an officer of Peoples Bank since 1975 and a Director of Peoples Bank and BancTrust since 1988.

Andrew C. Bearden, Jr., 55, has served as Executive Vice President—Operations/Finance Division of Peoples Bank and Executive Vice President and Chief Financial Officer of BancTrust since 1996. Prior to assuming his position as manager of Operations/Finance Division, Mr. Bearden served as manager of Retail/Operations Division of Peoples Bank since 1994. Mr. Bearden was in private practice as a certified public accountant prior to his employment with Peoples Bank in 1985.

Gerald F. Holley, 58, has served as Executive Vice President and Head of the Lending Division of Peoples Bank, and Executive Vice President and Assistant Secretary of BancTrust since July of 2000. Prior to assuming his current position, Mr. Holley served as Senior Vice President of Operations for Colonial BancGroup in Montgomery, Alabama from 1998 to 2000, and President of the Chattahoochee Valley Area Banks of Colonial BancGroup from 1993 to 1998. Mr. Holley began his banking career in Anniston, Alabama in 1962.

Terry L. Pritchett, 51, has served as Senior Vice President and Auditor of both Peoples Bank and BancTrust since December of 1997. Prior to that, Mrs. Pritchett served as Vice President and Auditor for Peoples Bank. Mrs. Pritchett joined Peoples Bank in April of 1984 as Auditor.

M. Scott Patterson, 59, has served as Executive Vice President of Peoples Bank and BancTrust since 1996. Mr. Patterson also serves as Financial Services Division Manager, Secretary and Investment Officer of Peoples Bank and Secretary of BancTrust. Mr. Patterson has been in these positions with Peoples Bank since 1985 and with BancTrust since 1997. Prior to coming to Peoples Bank in 1983, Mr. Patterson served for 20 years in the United States Air Force, retiring as a Lieutenant Colonel.

Lynn W. Swindal, 48, has served as Executive Vice President-Retail Division Manager of Peoples Bank and Executive Vice President and Assistant Secretary of BancTrust since December of 1998. Prior to that, Mrs. Swindal served as Senior Vice President-Loan Administration of Peoples Bank. Mrs. Swindal has been employed with Peoples Bank since 1978. Prior to coming to Peoples Bank, Mrs. Swindal was employed at National Bank & Trust Co. in St. Petersburg, Florida.

John G. Chisolm, 53, has served as Regional President of the Dallas County Division of Peoples Bank since September of 2000. Prior to that, Mr. Chisolm served as Executive Vice President—Commercial Division of Peoples Bank and Executive Vice President and Assistant Secretary of BancTrust. He has been employed by Peoples Bank since 1979, primarily in the commercial lending area. Prior to his employment by Peoples Bank, Mr. Chisolm was employed by American National Bank and Trust Company, Chattanooga, Tennessee in its commercial lending division.

William S. Johnson, 52, has served as Regional President of the Butler County Division of Peoples Bank since 1993. Prior to that, Mr. Johnson was President of The Fort Deposit Bank in Fort Deposit, Alabama for eight years.

Bobby Leach, 53, has served as Regional President of the Bibb County Division of Peoples Bank since June of 1997. Prior to that, Mr. Leach served as President and Chief Executive Officer of the former Peoples Bank of Centreville, Alabama.

Jefferson G. Ratcliffe, Jr., 40, has served as Regional President of the Prattville/Millbrook Division of Peoples Bank since December of 1997. Prior to that, Mr. Ratcliffe served as Senior Lender and Commercial Lender for the Prattville/Millbrook Division of Peoples Bank. Mr. Ratcliffe joined Peoples Bank in 1985.

Michael A. Truelove, 39, has served as Regional President of the Shelby County Division of Peoples Bank since March of 1998. Prior to that, Mr. Truelove served as Consumer Loan Product Manager for Compass Bank in Birmingham, Alabama. Mr. Truelove joined Peoples Bank in 1996.

David W. Baggett, Jr., 37, has served as Regional President of the Tallassee Division of Peoples Bank since July of 1998. Prior to that, Mr. Baggett served as President of The Bank of Tallassee, in Tallassee.

James B. Hurst, 46, has served as Regional President of the Lee County Division of Peoples Bank since September of 1998. Prior to that, Mr. Hurst served as President and Chief Executive Officer of Eagle Bank of Alabama in Opelika, Alabama.

Owen Skinner, 53, has served as Regional President of the Tuscaloosa County Division of Peoples Bank since June of 2000. Prior to that, Mr. Skinner served as Executive Vice President of National Bank of Commerce in Tuscaloosa, Alabama from 1999 to 2000 and as President and Chief Operating Officer of National Bank of the South in Tuscaloosa, Alabama from 1995 to 1998. Mr. Skinner also served as Chief of Staff to the Leiutenant Govonor of the State of Alabama from 1993 to 1995.

Richard P. Morthland and M. Scott Patterson are brothers-in-law.

All officers serve at the discretion of the boards of directors of BancTrust or Peoples Bank. There are no known arrangements or understandings between any officer and any other person pursuant to which he or she was or is to be selected as an officer.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

STOCK DIVIDEND AND PRICE INFORMATION

The common stock of BancTrust is listed on the Nasdaq Small Cap Market under the symbol, “PBTC.” Market makers for the common stock include Morgan Keegan & Company, Inc. and Sterne Agee & Leach, Inc.

The following table is the reported bid information for the common stock for each quarterly period within the last two fiscal years, along with the dividends declared. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.

2000	High	Low	Dividends Declared (per common share)
January–March	$13.50	$11.00	$0.09
April–June	12.00	10.75	0.09
July–September	15.13	10.38	0.10
October–December	$13.50	$10.50	$0.10

2001	High	Low	Dividends Declared (per common share)
January–March	$12.39	$9.32	$0.10
April–June	12.25	10.00	0.10
July–September	13.40	11.60	0.10
October–December	$12.03	$10.75	$0.10

See Note 13 to Consolidated Financial Statements incorporated in Item 14.—“Exhibits, Financial Statement Schedules and Reports on Form 8-K” regarding regulatory approval for the payment of dividends to BancTrust by Peoples Bank. Peoples Bank was required to obtain prior regulatory approval for the payment to BancTrust of dividends for the first, second and third quarters in 2000. No such prior approval was required for subsequent dividend payments in the fourth quarter of 2000, or for any dividends that were paid in 2001.

Although BancTrust has no established policy regarding dividends, BancTrust has paid regular dividends in recent years. There can be no assurance, however, as to whether, or in what amounts, BancTrust might declare dividends in the future, or whether such dividends, once declared, will continue. Future dividends are subject to the discretion of the Board of Directors and depend on a number of factors, including future earnings, financial condition, and capital requirements, along with economic and market conditions.

The primary source of BancTrust’s revenues (including funds to pay dividends) is dividends from Peoples Bank. Alabama law imposes certain restrictions on the ability of BancTrust and Peoples Bank to pay dividends. See Item 1.—“Business—Regulation, Supervision and Governmental Policy” and Note 13 to Consolidated Financial Statements incorporated in Item 14.—“Exhibits, Financial Statement Schedules and Reports on Form 8-K”.

As of March 15, 2002, BancTrust had 1,068 stockholders of record and 5,562,784 shares of common stock outstanding. This total does not reflect the number of persons who hold stock in nominee or “street name” through various brokerage firms and other financial institutions.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth certain historical financial information for BancTrust. This information is based on the consolidated financial statements of BancTrust including applicable notes incorporated by reference elsewhere herein.

FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA

	2001	2000	1999	1998	1997
	(Dollars in thousands, except for per share amounts)
Net interest income	$27,400	$27,724	$25,743	$22,669	$20,029
Provision for loan losses	3,463	3,277	4,520	2,336	1,867
Income before income tax	8,745	8,905	7,562	7,719	8,037
Provision for income tax	2,534	2,805	2,245	2,438	2,443
Net income	6,211	6,100	5,317	5,281	5,594
Net income per share	1.10	1.08	0.94	0.93	1.00
Cash dividends declared and paid	0.40	0.37	0.345	0.325	0.31
Total assets, December 31	$693,707	$670,681	$629,343	$557,809	$453,990

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

INTRODUCTION

The following is a discussion and analysis of the consolidated financial condition and results of operations of BancTrust, as of the dates and for the years indicated. It is intended to be read in conjunction with the consolidated financial statements and notes thereto, along with various other financial data disclosures, both current and historical, contained in this Annual Report on form 10-K.

BALANCE SHEET SUMMARY

Loans

BancTrust’s largest earning asset category is its loan portfolio. Because loans generally generate the highest yields, most other assets and liabilities are managed to accommodate fluctuations in the loan portfolio.

Loans, net of the unearned discount had an average balance for 2001 of $470,914,000. For 2000, loans, net of the unearned discount had an average balance of $442,949,000.

The following table illustrates the loan portfolio of BancTrust at December 31, 2001 and 2000 by primary loan category, along with the decrease or increase in each category between the two periods.

	At December 31,
	2001	2000	Change
	(In thousands)
Commercial and industrial	$124,033	$140,410	$(16,377)
Real estate—mortgage	269,962	244,143	25,819
Personal	72,462	89,900	(17,438)
Overdrafts and credit line	2,368	2,384	(16)

Total loans	468,825	476,837	(8,012)
Less:
Unearned discount	1,525	2,039	(514)

Total loans, net of the unearned discount	$467,300	$474,798	$(7,498)

The total loan portfolio had decreased at December 31, 2001 when compared to December 31, 2000 by $8,012,000. However, real estate loans at December 31, 2001 were significantly higher than at December 31, 2000. Within the real estate loan category, BancTrust experienced significant growth in the area of commercial real estate loans. At December 31, 2001 commercial real estate loans totaled $122,210,000 as compared to $87,581,000 at December 31, 2000.

In 2001, BancTrust focused additional efforts toward its commercial real estate lending activities, because such loans are secured with assets that provide a means of orderly liquidation in the event of default, with the intent being to minimize BancTrust’s exposure to loss. Another major area of the real estate loan portfolio is residential real estate loans. At December 31, 2001, residential real estate loans totaled $104,494,000, which represented a slight increase over the December 31, 2000 total of $103,517,000. Real estate construction and land development loans decreased from $33,626,000 at December 31, 2000 to $21,125,000 at December 31, 2001. A general slowdown in the local economies of the markets in which BancTrust conducts business is believed to have contributed to the reduction in real estate construction and land development loans.

Commercial and industrial loans decreased from $140,410,000 at December 31, 2000, to $124,033,000 at December 31, 2001. The economic slowdown in 2001 also is believed to have contributed significantly to the $16,377,000 reduction in commercial and industrial loans, by reducing demand for such loans.

At December 31, 2001, the major industry concentrations and their approximate respective loan amounts were: construction—$42,881,000; timber—$33,499,000; health care—$32,246,000; lodging—$30,265,000; and retail sales—$18,947,000. No single industry segment accounted for greater than 10% of total loans at December 31, 2001.

The personal loan portfolio, which primarily includes loans to individuals for household, family and other personal expenditures, continued to decline in 2001 as it did in 2000. At December 31, 2001 the personal loan portfolio had a balance of $72,462,000, which was a reduction of $17,438,000 from the December 31, 2000 balance of $89,900,000. This decrease can be attributed to two main factors: First, alternative sources of credit were more available to consumers than in prior years. Major sources of alternative credit include credit cards, finance companies and indirect automobile financing. Second, denials of personal loan applications increased in 2001, primarily attributable to the existing debt levels of personal loan applicants. Additionally, BancTrust has chosen to reduce the emphasis placed on personal loan originations.

Allowance for Loan Losses

Management’s estimate of the uncollectible loans within BancTrust’s loan portfolio is represented by the allowance for loan losses. The allowance for loan losses is established through charges against earnings in the form of a provision for loan losses. A loan is charged against the allowance for loan losses when management determines that it is probable that the repayment of the principal amount of a loan will not be made in accordance with the loan’s terms. Should a loan that has been charged off be recovered, either partially or entirely, it is credited back to the allowance. Periodic reviews of the loan portfolio, that include analysis of such factors as current and expected economic conditions, historical loss experience and levels of non-accruing loans and delinquencies, determine the appropriate level at which to maintain the allowance for loan losses. Because the allowance is based on assumptions and subjective judgments, it is not necessarily reflective of the charge-offs that may ultimately occur.

Management monitors and evaluates all loans, in an effort to identify those which currently posses, or otherwise indicate characteristics of weakness, potential weakness or non-conformity with their original terms. A loan is evaluated in light of its performance against its original stated terms, the value of the collateral securing the loan, known or anticipated economic events and or trends, and the on-going credit worthiness of the borrower and any guarantors. If when a loan is evaluated, there is determined to be a deficiency (or deficiencies) in any of the aforementioned areas, the loan is added to a list of loans which are subject to heightened scrutiny, and for which additional loss reserves are maintained, depending on the magnitude of the deficiencies. The loan continues to be monitored closely, which may include modifications through negotiations with the borrower. Such modifications may include, but are not limited to, the assignment of additional collateral, the modification of repayment terms and the procurement of a guarantor(s). Only after the loan has been paid back in full, or performs in a favorable manner for a sustained period of time with all identified deficiencies having been duly discharged and documented, will the loan no longer receive the exceptionally close and frequent monitoring previously described.

At December 31, 2001, BancTrust’s allowance for loan losses had a balance of $7,666,000, as compared to $6,072,000 at December 31, 2000. The ratio of the allowance to total loans, net of the unearned discount, was 1.64% and 1.28% at December 31, 2001 and 2000, respectively. Loans requiring special attention because of potential weaknesses increased from $16,627,000 at December 31, 2000, to $28,773,000 at December 31, 2001. As a percentage of total loans, net of the unearned discount, non-accruing loans increased to 1.22% at December 31, 2001, as compared to 0.51% at December 31, 2000. It is believed that the economic slowdown in 2001 significantly affected the level of non-accruing loans. While the level of non-accruing loans increased in all the major loan categories, the largest increase was in the real estate loan portfolio. The coverage of the allowance to non-accruing loans was 134% and 249% at December 31, 2001 and 2000, respectively.

The processes by which management identifies those loans requiring special attention due to potential weakness were significantly enhanced in 2001. Management set about to design and implement a loan monitoring and review process that would significantly refine the criteria by which loans are determined to require special attention. By doing this, it is management’s intent to bring into focus those areas of its lending function that will benefit most from increased efforts in lender training, credit underwriting and loan relationship management. Management is firmly committed to devoting the necessary time, energy and other resources to the issue of credit quality. Also, management believes strongly that its efforts in the area of credit quality have begun to produce, and will continue to produce, positive results. As a percentage of average loans, net of the unearned discount, net loan charge offs in 2001 were 0.40% compared with 0.57% in 2000.

It is management’s belief that, at its current level, the allowance for loan losses is sufficient to absorb any potential losses that currently exist in BancTrust’s loan portfolio. See Notes 1 and 5 to Consolidated Financial Statements incorporated in Item 14.—“Exhibits, Financial Statement Schedules and Reports on Form 8-K” for further information regarding the allowance for loan losses.

Investments

The investment portfolio of BancTrust increased to $150,021,000 at December 31, 2001 from $131,905,000 at December 31, 2000. This change represented an increase of $18,116,000 or 13.73% from December 31, 2000 to December 31, 2001. Given the increased amount of funds on deposit at December 31, 2001 as compared December 31, 2000 (see—“Deposits”), as well as experiencing lower loan demand in 2001 than in 2000 (see— “Loans”), BancTrust had additional funds with which to purchase investment securities.

The entire investment portfolio is classified as “available-for-sale”, causing it to be marked-to-market with the unrealized gains/losses reflected directly in stockholders’ equity. The portfolio had a net unrealized gain of $648,000 (net of tax) at December 31, 2001, compared to a net unrealized loss of $250,000 (net of tax) at December 31, 2000. See Notes 1 and 4 to Consolidated Financial Statements incorporated in Item 14.—“Exhibits, Financial Statement Schedules and Reports on Form 8-K” for further information regarding investment securities.

Short-Term Investments

The short-term investments of BancTrust are comprised mainly of federal funds sold and securities purchased under agreements to resell. These investments are extremely liquid, and typically have investment terms of only one day. Management uses these investments extensively in it liquidity management, while seeking an opportunity to deploy these funds into higher yielding investment securities or loans.

At December 31, 2001, federal funds sold and securities purchased under agreements to resell, totaled $11,210,000 as compared to $5,349,000 at December 31, 2000. This increase is due to BancTrust having additional funds on hand at December 31, 2001 as compared to December 31, 2000, mainly because of lower loan demand (see—“Loans”) and increased deposits (see—“Deposits”).

Deposits

BancTrust’s primary source of funding for its lending and investment activities is its deposit base. At December 31, 2001, BancTrust had total deposits in the amount of $562,258,000. At December 31, 2000 total deposits were $536,186,000. The majority of this $26,072,000 increase was in interest-bearing demand deposits.

At December 31, 2001, interest-bearing demand deposits totaled $146,673,000 compared to $121,772,000 at December 31, 2000. This represents an increase of $24,901,000. Interest-bearing demand deposits primarily include negotiable order withdrawal (“NOW”) accounts and insured money market accounts (“IMMA”). Management believes that the primary reason for the large increase in NOW and IMMA account balances at December 31, 2001 compared to December 31, 2000 is related to the declining performance in the equities markets in 2001. It is management’s opinion that funds which would otherwise have been placed in equity investments within the capital markets, remained on deposit with BancTrust and relatively free from principal risk, up to their insured limit. See Item 1.—“Business—Bank Regulation”.

Other deposit types, which experienced far less significant fluctuations than did interest-bearing demand deposits, include noninterest bearing demand deposits, which totaled $66,401,000 and $65,658,000 at December 31, 2001 and 2000 respectively, savings deposits, which totaled $38,269,000 and $38,779,000 at December 31, 2001 and 2000 respectively and time deposits, which totaled $310,915,000 and $309,977,000 at December 31, 2001 and 2000 respectively. At December 31, 2001, BancTrust held $10,000,000 in deposits placed by brokers (“brokered deposits”). BancTrust utilizes brokered deposits in order to meet funding needs not met by more traditional types of deposits. Brokered deposits are more likely to be withdrawn from BancTrust than other, more traditional types of deposits. Brokered deposits are fully insured by the FDIC. See Item 1.—“Business—Bank Regulation”.

Liquidity

Liquidity describes BancTrust’s ability to meet its needs for cash. Those needs primarily include lending, withdrawal demands of customers and the payment of operating expenses.

Liquidity management is crucial in ensuring that BancTrust is able to conduct its day-to-day business. Without proper liquidity management, BancTrust would be restricted in its activities as a financial institution, including its ability to meet the needs of the communities it serves.

Typically, increasing the liquidity of BancTrust would serve to reduce its profits as a result of reduced earnings from assets with shorter maturities. Estimating liquidity needs is made more complex by the fact that certain balance sheet components are, by nature, more controllable by management than others. For example, the maturity frequency of the investment portfolio is generally manageable at the time investment decisions are made. However, deposits flowing into and out of BancTrust are much less predictable and controllable by management.

The asset items that are BancTrust’s primary sources of liquidity are federal funds sold and securities purchased under agreements to resell, and cash and due from banks. As of December 31, 2001 and 2000, federal funds sold and securities purchased under agreements to resell, and cash and due from banks together totaled approximately $39,142,000 and $31,850,000, respectively. This $7,292,000 increase is primarily due to BancTrust experiencing lower loan demand (see—“Loans”) and increased deposits (see—“Deposits”) in 2001.

BancTrust’s primary sources of cash are interest and fee income, loan repayments and the maturity or sales of other earning assets including investment securities. At December 31, 2001, approximately 34.74% of the total investment securities portfolio was to mature, or otherwise reprice, within one year. At December 31, 2001, the entire investment portfolio, having a value of $150,021,000, was classified as available-for-sale. These securities are generally high grade, exchange traded securities.

The liability base provides liquidity through deposit growth, the rollover of maturing deposits and accessibility to external sources of funds, (“Borrowed funds”). Borrowed funds amounted to $58,700,000 at December 31, 2001, compared to $62,952,000 at year-end 2000. This $4,252,000 decrease was the result of regularly scheduled repayments made to the FHLB, as well as BancTrust holding a smaller balance in retail repurchase agreements at December 31, 2001 than at December 31, 2000. BancTrust has several available sources from which to borrow funds. The predominant source of borrowed funds utilized by BancTrust is the FHLB. At December 31, 2001, BancTrust had borrowed from the FHLB, $55,331,000 against a total credit line of $138,680,000. See Note 7 to Consolidated Financial Statements incorporated in Item 14.—“Exhibits, Financial Statement Schedules and Reports on Form 8-K” for further information regarding borrowed funds. BancTrust’s sources of external funds are believed by management to be adequate for both current and projected needs.

Stockholders’ Equity and Regulatory Capital Requirements

Stockholders’ equity indicates BancTrust’s net worth. Stockholders’ equity was $67,149,000 at December 31, 2001, compared to $63,497,000 at December 31, 2000.

The FRB has adopted risk-based capital regulations. These regulations require all bank holding companies and banks to achieve, and maintain, specified ratios of capital to risk-weighted assets. The risk-based capital rules assign weight factors to different classes of assets and off-balance sheet obligations at 0%, 20%, 50% or 100%, depending upon the risk classification of the asset or obligation. All bank holding companies and banks are required to maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1 capital (consisting of stockholders’ equity, less goodwill). BancTrust’s and Peoples Bank’s capital ratios at December 31, 2001 were well above the minimum regulatory requirements. See Note 13 to Consolidated Financial Statements incorporated in Item 14.—“Exhibits, Financial Statement Schedules and Reports on Form 8-K” for further information regarding stockholders’ equity and regulatory capital requirements.

Contractual Obligations

BancTrust has contractual obligations to make future payments on debt and lease agreements. Obligations such as debt are reflected on the balance sheet, whereas operating lease obligations for office space and equipment are not reflected on the balance sheet. See Note 10 to Consolidated Financial Statements incorporated in Item 14.—“Exhibits, Financial Statement Schedules and Reports on Form 8-K” for further information on operating lease obligations. Total contractual obligations at December 31, 2001 are set forth in the following table.

	Due in one year or less	Due after one year through three years	Due after three years through five years	Due after five years	Total
	(In thousands)
FHLB borrowings(1)	$2,692	$10,000	$13,579	$29,060	$55,331
Operating leases	161	312	143	211	827

Total contractual obligations	$2,853	$10,312	$13,722	$29,271	$56,158

(1)	includes principal payments only

Credit Extension Commitments

Many of BancTrust’s lending relationships contain both funded and unfunded elements. The unfunded elements of these relationships are not reflected on the balance sheet. The following table indicates the total unfunded credit extension, or off-balance sheet, commitment amounts by expiration date. See Note 14 to Consolidated Financial Statements incorporated in Item 14.—“Exhibits, Financial Statement Schedules and Reports on Form 8-K” for further information on credit commitments.

	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total
	(Dollars in thousands)
Lending commitments(1)	$24,870	$2,701	$606	$8,813	$36,990
Irrevocable standby letters of credit	3,564	853	—	—	4,417

Total credit extension commitments	$28,434	$3,554	$606	$8,813	$41,407

(1)	Lending commitments are primarily comprised of the unused portion of commercial lines of credit and equity lines of credit

INCOME SUMMARY

Net Income

BancTrust reported net income of $6,211,000 for the year ended December 31, 2001. This represented a 1.82% increase from the 2000 net income figure of $6,100,000. Net income for 1999 was $5,317,000. For the years-ended 2001, 2000 and 1999, diluted net income per share was $1.10, $1.08 and $.94, respectively.

Net Interest Income

Net interest income is the amount of total interest earned on loans and investments that remains after interest expense for interest-bearing deposits and borrowed funds has been subtracted. This is the single largest income source for BancTrust. Movements in interest rates, coupled with other factors such as changes in the relationship of interest earning assets to interest bearing liabilities, have direct effects on BancTrust’s net interest income.

The following table, “Analysis of Changes in Interest Income and Expense,” illustrates the changes, and causes of those changes, in each line item that makes up net interest income. The next table, “Average Balance Sheets and Analysis of Net Interest Income,” is a presentation of the average balance sheet, along with the income or expense realized or incurred with each of its components. Only earning assets and interest bearing liabilities have interest income and expense associated with them.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE
for the years ended December 31, 2001, 2000 and 1999
(In Thousands)

	2001 Compared to 2000				2000 Compared to 1999
	Total	Changes in Volume (1)	Changes in Rates (1)	Mix (1)	Total	Changes in Volume (1)	Changes in Rates (1)	Mix (1)
Interest income on:
Loans	$(1,249)	$2,182	$(3,269)	$(162)	$7,498	$6,227	$1,085	$186
Taxable investment securities	288	(93)	386	(5)	(282)	(56)	(227)	1
Nontaxable investment securities	3	23	(14)	(6)	(30)	(37)	13	(6)
Federal funds sold and securities purchases under agreements to resell	224	1,379	(322)	(833)	154	20	127	7

Total interest income	$(734)	$3,491	$(3,219)	$(1,006)	$7,340	$6,154	$998	$188

Interest expense on:
Interest bearing demand deposits	$(320)	$379	$(627)	$(72)	$626	$249	$345	$32
Savings deposits	(401)	(67)	(358)	24	(138)	(87)	(55)	4
Time deposits	124	1,683	(1,415)	(144)	3,922	1,703	1,954	265

Federal funds purchased and securities sold under agreements to repurchase	(208)	(105)	(152)	49	(323)	(338)	31	(16)
FHLB borrowings	395	369	23	3	1,272	1,235	22	15

Total interest expense	$(410)	$2,259	$(2,529)	$(140)	$5,359	$2,762	$2,297	$300
Net changes in net interest income before loan losses	$(324)				$1,981

(1)
Increases (decreases) are attributed to volume changes and rate changes on the following basis: Changes in Volume = change in volume time old rate. Changes in Rates = change in rate times old volume. The Mix Change = change in volume times change in rate.

THE PEOPLES BANCTRUST CO., INC.
AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME
For the Years Ended December 31, 2001, 2000 and 1999
(Dollars in thousands)

	2001			2000			1999
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
ASSETS
Interest Earning Assets:
Loans, net (1)	$470,914	$42,657	9.06%	$442,949	$43,906	9.91%	$383,093	$36,596	9.55%
Taxable investment securities	127,215	7,737	6.08%	128,827	7,449	5.78%	129,774	7,542	5.81%
Nontaxable investment securities	1,363	53	3.89%	931	50	5.37%	1,747	81	4.64%
Federal funds sold and securities purchased under agreements to repurchase	31,008	758	2.44%	8,656	534	6.17%	8,214	380	4.63%

Total interest earning assets	$630,500	$51,205	8.12%	$581,363	$51,939	8.93%	$522,828	$44,599	8.53%
Non-Interest Earning Assets:
Cash and due from banks	$20,065			$19,606			$19,879
Bank premises & equipment (net)	16,992			14,769			12,393
Other assets	14,863			13,367			22,417

Total non-interest earning assets	51,920			47,742			54,689

Total assets	$682,420			$629,105			$577,517

LIABILITIES AND STOCKHOLDER’S EQUITY
Interest Bearing Liabilities:
Interest bearing demand deposits	$129,945	$3,005	2.31%	$116,657	$3,325	2.85%	$106,806	$2,699	2.53%
Savings deposits	39,076	590	1.51%	41,917	991	2.36%	45,434	1,129	2.48%
Time deposits	312,896	16,594	5.30%	283,880	16,470	5.80%	249,952	12,548	5.02%
Federal funds purchased and securities sold under agreements to repurchase	4,684	121	2.58%	6,871	329	4.79%	14,256	652	4.57%
FHLB borrowings	56,277	3,495	6.21%	50,285	3,100	6.16%	30,006	1,828	6.09%

Total interest bearing liabilities	$542,878	$23,805	4.38%	$499,610	$24,215	4.85%	$446,454	$18,856	4.22%
Non-interest bearing demand deposits	66,153			61,806			67,193
Other liabilities	8,027			7,720			6,724

Total non-interest bearing liabilities	74,180			69,526			73,917

Total liabilities	$617,058			$569,136			$520,371
Stockholders’ equity	65,362			59,969			57, 146

Total liabilities and stockholders’ equity	$682,420			$629,105			$577,517

Net interest income		$27,400			$27,724			$25,743
Net yield on interest earning assets			4.35%			4.77%			4.92%

(1)	Average balances include non-accruing loans of approximately $5,721,000, $2,442,000 and $2,840,000 in 2001, 2000 and 1999, respectively.

The table above sets forth certain information relating to BancTrust’s average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost on liabilities for the years indicated. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the years indicated.

2001 versus 2000

Total interest income for 2001 was $51,205,000, compared to $51,939,000 for 2000. A reduction in the average yield earned on the loan portfolio in 2001, when compared to 2000, was the primary cause for this reduction in total interest income. In 2001, the loan portfolio earned interest and fees in the amount of $42,657,000 which represented an average yield of 9.06%. In 2000, the loan portfolio earned interest and fees of $43,906,000 representing an average yield of 9.91%.

Interest income earned on the investment portfolio in 2001, totaled $7,790,000, compared to $7,499,000 for 2000. The main cause of this increase was a rise in the average annual yield earned on the investment portfolio. In 2001, the average annual yield earned on the investment portfolio was 6.06%, compared to 5.78% in 2000. The primary reason for this increase in annual yield is that the maturity structure of the investment portfolio was lengthened beginning in early 2001, in order that BancTrust would be able to realize higher returns on securities with longer maturities, while short-term interest rates were in a general state of decline.

Federal funds sold, and securities purchased under agreements to resell produced $758,000 of interest income in 2001, compared to $534,000 in 2000. The primary reason for this increase was that the average volume of federal funds sold and securities purchased under agreements to resell was significantly higher in 2001 than in 2000, due to BancTrust having a higher level of liquidity (see—“Liquidity”) in 2001 than in 2000. Short-term interest rates were in a state of rapid decline during 2001, which significantly impacted the average yield earned on federal funds sold and securities purchased under agreements to resell. The average yield earned on these assets in 2001 was 2.44%, compared to 6.17% in 2000.

Interest expense in 2001 totaled $23,805,000. In 2000, interest expense totaled $24,215,000. This decrease in total interest expense in 2001 was primarily the result of a reduction in the average rate of interest paid on interest bearing liabilities, as the average volume of said liabilities increased in 2001 over 2000. Interest bearing liabilities are made up of interest bearing deposits, federal funds purchased and securities sold under agreements to repurchase and borrowings from the FHLB (“FHLB borrowings”).

Interest expense on interest bearing deposits decreased in 2001, to $20,189,000, from $20,786,000 in 2000. A decrease in the average rate of interest paid on these deposits was the primary reason for the decrease. The average rate of interest paid on interest bearing deposits in 2001 was 4.19% whereas for 2000, it was 4.70%.

Interest expense on FHLB borrowings totaled $3,495,000 in 2001, compared to $3,100,000 in 2000. The average rate of interest paid on FHLB borrowings, along with the average balance of these borrowings, both increased in 2001 from 2000. BancTrust paid an average rate of interest on FHLB borrowings in 2001 of 6.21%, as compared to 6.16% in 2000.

Interest expense on federal funds purchased and securities sold under agreements to repurchase decreased in 2001 to $121,000, from $329,000. Both the average rate of interest paid and the average volume of these liabilities decreased in 2001 when compared to 2000.

Net interest income in 2001 was slightly lower than in 2000. In 2001, net interest income totaled $27,400,000, as compared to $27,724,000 in 2000. This reduction was mainly attributable to a decrease in the net interest margin (net interest income/average earning assets) of BancTrust in 2001 when compared to 2000. The net interest margin of BancTrust in 2001 was 4.35%. In 2000, the net interest margin was 4.77%.

2000 versus 1999

Total interest income for 2000 was $51,939,000, compared to the 1999 total of $44,599,000. The increase of $7,340,000 was primarily attributable to both higher loan volumes, and higher average yield earned on those loans. The loan volume increase was primarily funded through an influx of time deposit funds. The loan portfolio earned an average yield of 9.91% in 2000, up from 9.55% in 1999.

Interest income earned on the investment portfolio decreased slightly in 2000, as did the yield. In 1999, the investment portfolio earned an average yield of 5.80%, whereas in 2000 the average yield was 5.78%. Also, the average volume of the investment portfolio was slightly lower in 2000 than in 1999, decreasing to $129,758,000 from $131,521,000.

During 2000, federal funds sold and securities purchased under agreements to resell earned $534,000 on an average volume of $8,656,000, reflecting an average yield of 6.17%. During 1999, federal funds sold and securities purchased under agreement to resell, earned $380,000 on an average volume of $8,214,000, reflecting an average yield of 4.63%.

Interest expense increased $5,359,000 to $24,215,000 in 2000, from $18,856,000 in 1999. Increases in both the average volume and average interest rate paid on interest-bearing liabilities contributed to this increase. The average volume of interest bearing liabilities in 2000 was $499,610,000, with the average interest rate paid on these liabilities being 4.85%. For 1999, interest-bearing liabilities had an average volume of $446,454,000, with an average interest rate paid of 4.22%.

Included in interest bearing-liabilities is interest bearing deposits. Interest expense on these deposits was $20,786,000 in 2000, compared to $16,376,000 in 1999. Both the average volume of interest-bearing deposits, as well as the interest rate paid on them increased in 2000 over 1999. The average rate of interest paid on interest-bearing deposits was 4.70% in 2000, on average volume of $442,454,000. In 1999, the average rate of interest paid on interest-bearing deposits was 4.07% on average volume of $402,192,000.

Other interest-bearing liabilities include borrowed funds, both federal funds purchased and securities sold under agreements to repurchase, and FHLB borrowings. Interest expense on borrowed funds for 2000 totaled $3,429,000, as compared to $2,480,000 for 1999. The average volume of borrowed funds in 2000 was $57,156,000. The average rate of interest paid on borrowed funds in 2000 was 6.00%. In 1999, the average volume of borrowed funds was $44,262,000, with an average rate of interest paid of 5.60%.

Net interest income in 2000 was $27,724,000, compared to $25,743,000 in 1999. This $1,981,000 increase in net interest income was primarily due to an increase in the average volume of interest-earning assets, given that the net interest margin in 2000 was lower than in 1999, having decreased to 4.77% in 2000 from 4.92% in 1999.

Noninterest Income

2001 versus 2000

BancTrust realizes income from sources other than interest earned on loans and investments. Fee and other noninterest income is seen by management as being a major source of earnings for BancTrust. BancTrust’s primary sources of noninterest income are deposit service charges, fee-based trust services, brokerage income, credit life commissions, and fee income from BancTrust’s insurance and finance subsidiaries. Through the development of new services and the continued evaluation of existing fee structures, management intends to enhance the contribution of fee and other noninterest income to future earnings.

In 2001, noninterest income increased by $1,119,000 to $8,722,000 from $7,603,000 in 2000. The primary source of this increase was in net securities gains, which increased to $836,000 in 2001 from $15,000 in 2000. The market values of fixed rate debt securities generally tend to increase during periods of declining interest rates, thus producing gains when sold. Given the rapid pace at which market rates of interest declined during 2001, BancTrust realized significantly higher gains on sales of securities than it did in 2000. Another source of the increase in noninterest income was in service charges on deposit accounts. In 2001, service charges on deposit accounts totaled $5,315,000, as compared to $4,918,000 in 2000. This increase was primarily due to an increase in the customer base of BancTrust, as a result ongoing business development efforts in its newer markets.

2000 versus 1999

Noninterest income increased in 2000 by $279,000, or 3.81%, when compared to 1999. In 2000, noninterest income totaled $7,603,000, as compared to $7,324,000 in 1999. Fee income generated by BancTrust’s real estate secondary market operation, its accounts receivable managing service, its trust operation and its brokerage operation, contributed to the increase in noninterest income. BancTrust also realized a slight increase in service charges on deposits in 2000 when compared to 1999, further accounting for the overall increase in noninterest income. These increases were partially offset by a decline in net securities gains.

Noninterest Expense

2001 versus 2000

Noninterest expense in 2001 totaled $23,914,000, compared to $23,145,000 in 2000, representing an increase of $769,000, or 3.32%. A major portion of this increase was accounted for in salaries and employee benefits. In 2001, salaries and employee benefits totaled $13,141,000. In 2000, salaries and employee benefits totaled $12,223,000. In 2001, BancTrust added additional key personnel in some of its newer markets, which contributed to the increase in salaries. Additionally, BancTrust realized a significant increase in 2001 (approximately $155,000) in the expense recognized in connection with its defined benefit pension plan over what was recognized in 2000. Premises and equipment expense increased in 2001 when compared to 2000. Premises and equipment expense totaled $4,264,000 and $3,972,000 for 2001 and 2000 respectively. The majority of this increase was attributed to an increase in depreciation expense which was related to two new offices that were added late in 2000. As a result, 2001 was the first full year for which depreciation was recorded on the premises and equipment of these new offices. Other Noninterest expense decreased in 2001 from 2000, totaling $6,509,000 and $6,950,000 for each of the two years, respectively. Management closely monitors all aspects of noninterest expense, and constantly seeks opportunities to reduce their amounts.

Amortization of goodwill and core deposits is included in other noninterest expense. Amortization of goodwill and core deposits decreased from $728,000 for 2000 to $645,000 for 2001. BancTrust has ceased to amortize goodwill, beginning January 1, 2002. See Note 16 to Consolidated Financial Statements incorporated in Item 14.-“Exhibits, Financial Statement Schedules and Reports on Form 8-K” for further discussion about the termination of goodwill amortization.

2000 versus 1999

Total noninterest expense increased $2,160,000 in 2000 to $23,145,000, from a 1999 total of $20,985,000. The largest component of noninterest expense is salaries and employee benefits. In 2000, salaries and employee benefits totaled $12,223,000, which was a $1,592,000 increase over the 1999 total of $10,631,000. Routine salary increases, compensation of additional personnel related to new branch offices and increased performance based incentive compensation accounted for this increase in salaries and employee benefits. Premises and equipment expense increased in 2000 to $3,972,000, from $3,548,000 in 1999. Routine increases in the prices of goods and services necessary to operate existing facilities, as well as the additional expense of operating new facilities related to expansion efforts, contributed to the increase in premises and equipment expense. In 2000, other noninterest expense totaled $6,950,000, which equates to a $145,000 increase over the 1999 total of $6,805,000. Accounting for this increase, were higher expenses in 2000 than 1999 in the areas of marketing and public relations, outside services and other real estate owned.

Income Taxes

BancTrust participates in several low-income housing projects, which provide tax credits, and invests in certain nontaxable obligations of states and political subdivisions, thus reducing its effective tax rate. See Note 8 to Consolidated Financial Statements incorporated in Item 14.—“Exhibits, Financial Statement Schedules and Reports on Form 8-K”.

2001 versus 2000

Net income before the provision for income taxes totaled $8,745,000 for the year ended December 31, 2001. For the year ended December 31, 2000, net income before the provision for income taxes totaled $8,905,000. The provision for income taxes for the years ended December 31, 2001 and December 31, 2000 totaled $2,534,000 and $2,805,000, respectively. For the years ended December 31, 2001 and December 31, 2000, the effective tax rates were 29.0% and 31.5%, respectively.

2000 versus 1999

For the year ended December 31, 2000, net income before the provision for income taxes totaled $8,905,000. For the same period 1999, net income before the provision for income taxes totaled $7,562,000. For the years ended December 31, 2000 and 1999, the charge for income tax totaled $2,805,000 and $2,245,000, respectively. In 2000 and 1999, the effective tax rate for BancTrust was 31.50% and 29.69%, respectively. The primary reason for this increase relates to the declining impact of BancTrust’s low income housing credits as it related to 2000 pretax income.

Interest Rate Risk

The profitability of most financial institutions, including BancTrust, is greatly dependent on net interest income. Given this, management believes changes in interest rates impact BancTrust’s profitability to a greater extent than the effects of general inflation levels. Interest rates do not always move with the same magnitude, or in the same direction as, inflation. When interest-earning assets are repricing to market rate levels at a different pace than interest-bearing liabilities, net interest income is affected either positively or negatively, depending on the direction market rates are moving. When interest rates are volatile, liquidity and maturity of BancTrust’s assets and liabilities is crucial in maintaining desired performance levels. Management is unable to predict the future of interest rate movements; therefore, management attempts to strike a relative balance between rate sensitive assets and liabilities. This strategy is designed to protect BancTrust’s profitability against radical shifts in interest rate levels. Management believes the current relationship between rate sensitive assets and rate sensitive liabilities is well matched, indicating a minimal exposure to interest-rate risk. The table below presents a quantitative expression of interest-rate risk.

THE PEOPLES BANCTRUST COMPANY, INC.
INTEREST RATE SENSITIVITY POSITION
December 31, 2001

	Expected Maturity/ Repricing Time Frame
	Less than three months	Between three months and one year	Between one year and five years	Between five years and ten years	Beyond ten years	Total
	(Dollars in thousands)
ASSETS:
Earning assets:
Loans	$143,428	$146,670	$128,525	$31,786	$16,891	$467,300
Securities	34,661	17,456	62,721	26,490	8,693	150,021
Interest-bearing deposits in other banks	5,628					5,628
Funds sold and securities purchased under agreements to resell	11,210					11,210

Total interest-earning assets	$194,927	$164,126	$191,246	$58,276	$25,584	$634,159

LIABILITIES:
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	$3,669	$34,784	$93,563	$14,657	$—	$146,673
Savings and money market deposits	—	1,041	29,626	7,602	—	38,269
Time deposits	123,535	157,523	29,843	14	—	310,915
Securities sold under agreements to repurchase	3,369					3,369
FHLB borrowings	13,412	8,178	23,522	7,557	2,661	55,330

Total interest-bearing liabilities	$143,985	$201,526	$176,554	$29,830	$2,661	$554,556

Period gap	$50,942	$(37,400)	$14,692	$28,446	$22,923	$79,603
Cumulative gap	$50,942	$13,542	$28,234	$56,680	$79,603
Ratio of cumulative gap to total earning assets	8.03%	2.14%	4.45%	8.94%	12.55%

On December 31, 2000, BancTrust had a positive cumulative one-year gap position of $13,542,000, indicating that while $359,053,000 in assets could reprice during 2002, $345,511,000 in liabilities could reprice in the same time frame. The above table reflects a positive cumulative gap position in all maturity classifications. A positive cumulative gap position implies that interest earning assets (loans and investments) will reprice at a faster rate than interest-bearing liabilities (deposits and debt). In a rising rate environment, this position will generally have a positive effect on earnings, while in a falling rate environment this position will generally have a negative effect on earnings. Other factors, however, including the speed at which assets and liabilities reprice in response to changes in market rates and the interplay of competitive factors, can also influence the overall impact on net income of changes in interest rates. The actual interest rate sensitivity of BancTrust’s assets and liabilities could vary significantly from the information set forth in the above table due to market conditions and other factors.

Management believes that a rapid, significant and prolonged increase or decrease in rates could have a substantial impact on BancTrust’s net interest margin. Such was the case in 2001, when interest rates were in a rapid state of decline through much of the year. The magnitude of the interest rate decline, as well as the speed in which it occurred, was one of the most significant such events in recent memory. It is management’s opinion that this decline had an adverse effect on net interest income in 2001. See—“Analysis Of Changes In Interest Income And Expense”.

The following table illustrates the results of simulation analysis used by BancTrust to determine the extent to which market risk would have effected the net interest margin if prevailing interest rates differed from actual rates during 2001. Because of the inherent use of estimates and assumptions in the simulation model used to derive this information, the actual results for 2002 and the future impact of market risk on BancTrust’s net interest margin may differ from that found in the table.

Change in Prevailing Interest Rates	Net Interest Income Amount (in thousands)	Change from 2001 Net Interest Income Amount
+200	27,330	(70)
+100	27,549	149
0	27,400	—
-100	26,506	(894)
-200	25,656	(1,744)

New Accounting Standards

See Note 16 to Consolidated Financial Statements incorporated in Item 14.—“Exhibits, Financial Statement Schedules and Reports on Form 8-K” for discussion on new accounting standards.

Impact of Inflation and Changing Prices

The financial statements and accompanying data herein have been prepared according to accounting principles generally accepted in the United States of America. Those principles dictate that financial position and operating results be measured in terms of historical dollars, with no consideration made for changes in the relative purchasing power of money over time due to inflation.

The nature of a financial institution’s assets and liabilities differs greatly from that of most commercial concerns. They are monetary in nature, whereas those of most commercial and industrial entities are concentrated in fixed assets or inventories. Inflation does, however, affect the growth of total assets, creating the need for more equity capital in order to maintain appropriate ratios of capital to assets. Inflation also affects noninterest expenses, which tend to rise during periods of inflation.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and related notes thereto, along with related financial schedules as listed in Item 14.—“Exhibits, Financial Statement Schedules and Reports on Form 8-K” have been included in this report, and should be referred to in their entirety. The table below sets forth certain quarterly supplementary financial information.

SELECTED QUARTERLY FINANCIAL DATA 2001-2000
(Dollars in thousands, except for per share amounts)

	2001				2000
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Net interest income	$6,956	$6,995	$6,795	$6,654	$7,062	$6,936	$6,969	$6,757
Provision for loan losses	871	876	807	909	930	782	849	716
Income before income tax	2,203	2,186	2,439	1,917	2,467	2,042	2,261	2,135
Provision for income tax	440	710	770	614	720	589	768	728
Net income	1,763	1,476	1,669	1,303	1,747	1,453	1,493	1,407
Net income per share	$0.32	$0.26	$0.29	$0.23	$0.31	$0.26	$0.26	$0.25
Cash dividends declared per share	0.10	0.10	0.10	0.10	0.10	0.09	0.09	0.09

Total Assets	$693,707	$683,054	$683,041	$688,857	$670,681	$649,910	$628,840	$604,193

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of BancTrust is omitted from this Report as BancTrust intends to file a definitive proxy statement not later than 120 days after December 31, 2001, and the information to be included therein is incorporated herein by reference. Information regarding the executive officers of BancTrust is included under separate caption in Part I of this Form 10-K. Item 405 of Regulation S-K disclosure is omitted from this Report as BancTrust will file a definitive proxy statement dated not later than 120 days after December 31, 2001, and the Item 405 disclosure to be included therein is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information regarding executive compensation is omitted from this Report as BancTrust will file a definitive proxy statement dated not later than 120 days after December 31, 2001 and the information to be included therein is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item is omitted from this Report as BancTrust will file a definitive proxy statement dated not later than 120 after December 31, 2001, and the information to be included therein is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is omitted from this Report as BancTrust will file a definitive proxy statement dated not later than 120 days after December 31, 2001, and the information to be included therein is incorporated herein by reference.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of BancTrust included herein (beginning on page F-1), are as follows.

1.	Report of Independent Accountants.

2.	Consolidated Balance Sheets—December 31, 2001 and 2000.

3.	Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999.

4.	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2001, 2000 and 1999.

5.	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2001, 2000 and 1999.

6.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.

7.	Notes to Consolidated Financial Statements.

(a)(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) The following exhibits either are filed as part of this Report or are incorporated herein by reference:

Exhibit No. 3.    Articles of Incorporation and Bylaws

(i)	Articles of Incorporation—incorporated herein by reference to Exhibit 3(i) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

(ii)	Bylaws—incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

Exhibit No. 10.1    Stock Option Plans

(i)	1992 Stock Option Plan—Incorporated herein by reference to Exhibit 10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.

(ii)	1999 Stock Option Plan—Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-77109).

Exhibit No. 10.2    Executive Supplemental Retirement Plans

(i)	Agreement dated July 17, 2001, by and between The Peoples Bank and Trust Company and Richard P. Morthland.

(ii)	Agreement dated July 17, 2001, by and between The Peoples Bank and Trust Company and Elam P. Holley, Jr.

Exhibit No. 21.    Subsidiaries of the Registrant

A list of subsidiaries of the Registrant is included as an exhibit to this Report.

Exhibit No. 23.    Consent of PricewaterhouseCoopers LLP

(b)	None.

(c)	Exhibits to this Form 10-K are attached or incorporated by reference as stated above.

(d)	None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

THE PEOPLES BANCTRUST COMPANY, INC. (Registrant)

Date: March 27, 2002	By:	/S/ RICHARD P. MORTHLAND
Richard P. Morthland Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/S/ RICHARD P. MORTHLAND Richard P. Morthland	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 27, 2002

/S/ ANDREW C. BEARDEN, JR. Andrew C. Bearden, Jr.	Executive Vice President and Chief Financial Officer	March 27, 2002

/S/ THOMAS P. WILBOURNE Thomas P. Wilbourne	Assistant Vice President and Controller (Principal Accounting Officer)	March 27, 2002

/S/ CLYDE B. COX JR Clyde B. Cox, Jr.	Director	March 27, 2002

/S/ JOHN CREAR John Crear	Director	March 27, 2002

/S/ HARRY W. GAMBLE, JR. Harry W. Gamble, Jr.	Director	March 27, 2002

/S/ TED M. HENRY Ted M. Henry	Director	March 27, 2002

/S/ ELAM P. HOLLEY, JR. Elam P. Holley, Jr.	Director, President and Chief Operating Officer	March 27, 2002

/S/ EDITH M. JONES Edith M. Jones	Director	March 27, 2002

/S/ THOMAS E. NEWTON Thomas E. Newton	Director	March 27, 2002

/S/ WALTER OWENS Walter Owens	Director	March 27, 2002

/S/ DAVID Y. PEARCE David Y. Pearce	Director	March 27, 2002

/S/ JULIUS E. TALTON, JR. Julius E. Talton, Jr.	Director	March 27, 2002

/S/ DANIEL P. WILBANKS Daniel P. Wilbanks	Director	March 27, 2002

The Peoples BancTrust Company, Inc.
and Subsidiary

Consolidated Financial Statements

As of December 31, 2001 and 2000 and
For Each of the Three Years Ended December 31, 2001

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
The Peoples BancTrust Company, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of The Peoples BancTrust Company, Inc. and its subsidiary (the Company) at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

February 28, 2002
/s/ PricewaterhouseCoopers LLP

THE PEOPLES BANCTRUST COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2001 and 2000

	2001	2000
ASSETS
Cash and due from banks	$27,932,380	$26,500,784
Federal funds sold and securities purchased under agreements to resell	11,209,561	5,349,000

Cash and cash equivalents	39,141,941	31,849,784
Available-for-sale securities	150,020,798	131,905,234
Loans, net of unearned discount	467,299,777	474,797,682
Allowance for loan losses	(7,666,046)	(6,071,754)

Loans, net	459,633,731	468,725,928
Bank premises and equipment, net	16,463,498	16,896,298
Other real estate, net	2,045,286	924,856
Interest receivable	4,784,390	6,129,165
Intangible assets acquired, net of accumulated amortization of $3,680,108 and $3,024,543 at December 31, 2001 and 2000, respectively	7,601,238	8,245,423
Deferred income taxes	1,342,598	882,160
Other assets	12,673,675	5,122,341

	$693,707,155	$670,681,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand—noninterest bearing	$66,401,452	$65,658,285
Demand—interest bearing	146,673,184	121,771,657
Savings	38,268,686	38,779,218
Time	310,914,675	309,977,047

Total deposits	562,257,997	536,186,207
Federal funds purchased and securities sold under agreements to repurchase	3,369,000	5,733,000
FHLB borrowings	55,330,708	57,219,174
Interest payable	3,001,444	4,188,864
Dividends payable	39,415	63,002
Income taxes payable	209,461	1,121,227
Other liabilities	2,350,321	2,672,651

Total liabilities	626,558,346	607,184,125
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $.10 par value; 9,000,000 shares authorized; 5,562,784 and 5,148,138 shares issued at December 31, 2001 and 2000, respectively	556,278	514,814
Additional paid-in capital	11,144,924	5,651,560
Accumulated other comprehensive income (loss), net of tax	648,478	(250,303)
Retained earnings	54,799,129	57,580,993

Total stockholders’ equity	67,148,809	63,497,064

	$693,707,155	$670,681,189

The accompanying notes are an integral part of these financial statements.

THE PEOPLES BANCTRUST COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2001, 2000, and 1999

	2001	2000	1999
Interest income:
Interest and fees on loans and bankers acceptances	$42,656,573	$43,906,378	$36,407,977
Interest and dividends on investment securities:
U.S. Government securities	4,194,113	5,221,280	5,782,202
Obligations of state and political subdivisions and industrial development bonds:
Nontaxable	53,279	49,737	80,656
Taxable	14,293	75,268	86,003
Other securities and interest-bearing deposits	3,528,734	2,152,898	1,862,653
Interest on federal funds sold and securities purchased under agreements to resell	757,641	533,728	379,622

Total interest income	51,204,633	51,939,289	44,599,113

Interest expense:
Interest on deposits	20,188,618	20,785,959	16,375,527
Interest on federal funds purchased, securities sold under agreements to repurchase, and FHLB borrowings	3,616,038	3,429,345	2,480,179

Total interest expense	23,804,656	24,215,304	18,855,706

Net interest income	27,399,977	27,723,985	25,743,407
Provision for possible loan losses	3,463,430	3,276,786	4,520,377

Net interest income after provision for possible loan losses	23,936,547	24,447,199	21,223,030

Noninterest income:
Trust department income	450,538	415,067	377,647
Service charges on deposit accounts	5,315,497	4,917,773	4,894,981
Net securities gains	835,568	14,809	203,816
Other	2,120,835	2,255,308	1,847,492

Total noninterest income	8,722,438	7,602,957	7,323,936

Noninterest expenses:
Salaries and wages	11,297,507	10,797,378	9,359,177
Pensions and other employee benefits	1,843,207	1,426,075	1,272,265
Occupancy and furniture and equipment expenses	4,263,985	3,972,056	3,548,035
Other operating expenses	6,509,200	6,949,667	6,805,028

Total noninterest expenses	23,913,899	23,145,176	20,984,505

Income before provision for income taxes	8,745,086	8,904,980	7,562,461
Provision for income taxes	2,534,330	2,805,070	2,245,490

Net income	$6,210,756	$6,099,910	$5,316,971

Earnings per share (Note 12):
Basic net income per share	$1.10	$1.08	$0.94

Diluted net income per share	$1.10	$1.08	$0.94

Basic weighted average number of shares outstanding	5,634,674	5,662,784	5,662,784

Diluted weighted average number of shares outstanding	5,641,964	5,664,531	5,665,882

The accompanying notes are an integral part of these financial statements.

THE PEOPLES BANCTRUST COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2001, 2000, and 1999

	2001	2000	1999
Net income	$6,210,756	$6,099,910	$5,316,971
Other comprehensive income:
Unrealized gains (losses) on securities available for sale during the period	2,262,205	2,197,011	(3,365,008)
Less: reclassification adjustment for net gains included in net income	835,568	14,809	203,816

Other comprehensive income (loss)	1,426,637	2,182,202	(3,568,824)
Income tax provision (benefit) related to items of other comprehensive income (loss)	527,856	785,593	(1,213,400)

Other comprehensive income (loss), net of tax	898,781	1,396,609	(2,355,424)

Comprehensive income, net of tax	$7,109,537	$7,496,519	$2,961,547

The accompanying notes are an integral part of these financial statements.

THE PEOPLES BANCTRUST COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

For the Years Ended December 31, 2001, 2000, and 1999

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss) Net of Tax	Retained Earnings	Treasury Stock	Total
Balance, December 31, 1998	$518,694	$6,286,399	$708,512	$49,843,652	$(636,838)	$56,720,419
Net income				5,316,971		5,316,971
Change in unrealized gains (losses) net of income tax			(2,355,424)			(2,355,424)
Cash dividends declared ($.345 per share)				(1,776,629)		(1,776,629)
Retirement of treasury stock	(3,880)	(634,839)		1,881	636,838	—

Balance, December 31, 1999	514,814	5,651,560	(1,646,912)	53,385,875	—	57,905,337
Net income				6,099,910		6,099,910
Change in unrealized gains (losses) net of income taxes			1,396,609			1,396,609
Cash dividends declared ($.37 per share)				(1,904,792)		(1,904,792)

Balance, December 31, 2000	514,814	5,651,560	(250,303)	57,580,993	—	63,497,064
Net income				6,210,756		6,210,756
Change in unrealized gains (losses) net of income taxes			898,781			898,781
Cash dividends declared ($.40 per share)				(2,194,148)		(2,194,148)
Common stock dividend declared (10%)	51,464	6,741,864		(6,798,472)		(5,144)
Treasury stock purchase					(1,258,500)	(1,258,500)
Retirement of treasury stock	(10,000)	(1,248,500)			1,258,500	—

Balance, December 31, 2001	$556,278	$11,144,924	$648,478	$54,799,129	$—	$67,148,809

The accompanying notes are an integral part of these financial statements.

THE PEOPLES BANCTRUST COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2001, 2000, and 1999

	2001	2000	1999
Cash flows from operating activities:
Net income	$6,210,756	$6,099,910	$5,316,971
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for possible loan losses	3,463,430	3,276,786	4,520,377
Depreciation, amortization, and accretion	3,168,652	2,799,615	2,391,988
(Decrease) increase in unearned discount	(514,011)	79,560	(194,270)
Deferred income taxes, net	(923,448)	(987,613)	(589,756)
Gain on sale of securities	(835,568)	(14,809)	(203,816)
Write down of other real estate and equipment	39,095	167,763	59,729
Decrease (increase) in assets:
Interest receivable	1,344,775	(1,012,397)	(324,332)
Other assets	(7,551,334)	(810,605)	1,371,094
Increase (decrease) in liabilities:
Interest payable	(1,187,420)	1,522,989	536,670
Income taxes payable	(911,766)	666,576	29,109
Other liabilities	(322,330)	635,379	(323,991)

Net cash provided by operating activities	1,980,831	12,423,154	12,589,773

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	56,891,857	16,577,233	30,167,266
Proceeds from maturities and calls of available for sale securities	69,325,000	3,600,000	19,445,668
Purchase of available-for-sale securities	(142,322,706)	(30,350,314)	(34,639,574)
Net decrease (increase) in loans	4,319,988	(41,504,224)	(84,209,658)
Purchases of bank premises and equipment	(1,697,685)	(5,015,432)	(4,999,469)
Proceeds from sale of other real estate and equipment	456,927	631,339	448,863

Net cash used in investing activities	(13,026,619)	(56,061,398)	(73,786,904)

Cash flows from financing activities:
Net increase in deposits	26,071,790	46,845,605	28,531,280
(Decrease) increase in short-term borrowings	(4,252,466)	(13,941,100)	42,628,190
Dividends paid	(2,222,879)	(1,888,203)	(1,758,065)
Purchase of treasury stock	(1,258,500)

Net cash provided by financing activities	18,337,945	31,016,302	69,401,405

Increase (decrease) in cash and cash equivalents	7,292,157	(12,621,942)	8,204,274
Cash and cash equivalents, beginning of year	31,849,784	44,471,726	36,267,452

Cash and cash equivalents, end of year	$39,141,941	$31,849,784	$44,471,726

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$24,992,076	$22,692,315	$18,319,036

Income taxes	$4,369,544	$3,190,437	$2,806,137

The accompanying notes are an integral part of these financial statements.

THE PEOPLES BANC TRUST COMPANY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000, and 1999

1.    Significant Accounting Policies

Basis of Consolidation—The consolidated financial statements included herein are those of The Peoples BancTrust Company, Inc. (the Company) and its wholly owned subsidiary, The Peoples Bank and Trust Company (the Bank). The Company operates primarily in the retail banking industry.

Nature of Operations—The Company operates as a single-segment retail banking enterprise with twenty-five offices in rural and suburban communities in south-central Alabama. The Company’s primary source of revenue is providing loans to customers, who are predominately small and middle-market businesses and middle-income individuals.

Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investment Securities—Investments are classified as either held-to-maturity, trading, or available-for- sale securities.

Investment securities held-to-maturity are securities for which management has the ability and intent to hold on a long-term basis or until maturity. These securities are carried at amortized cost, adjusted for amortization of premiums and accretion of discounts to the earlier of the maturity or call date.

Investment securities available-for-sale represent those securities intended to be held for an indefinite period of time, including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other similar factors. Securities available-for-sale are recorded at market value with unrealized gains and losses, net of any tax effect, added or deducted directly from stockholders’ equity.

Securities carried in trading accounts are carried at market value with unrealized gains and losses reflected in income.

At December 31, 2001 and 2000, the Company classified all securities as available for sale as part of an asset and liability strategy to maximize the flexibility of its investment portfolio.

Realized and unrealized gains and losses are based on the specific identification method.

Loans—Loans are stated at face value, net of unearned discount and the allowance for loan losses. Unearned discounts on installment loans are recognized as income over the terms of the loans by the interest method. Interest on other loans is credited to operations based on the principal amount outstanding. Nonrefundable fees and costs associated with originating or acquiring loans are recognized by the interest method as a yield adjustment over the life of the corresponding loan.

Allowance for Loan Losses—A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment

THE PEOPLES BANC TRUST COMPANY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

At December 31, 2001 and 2000, the recorded investment in loans for which impairment has been recognized totaled approximately $6,788,000 and $2,230,000, respectively. These loans had a corresponding valuation allowance of approximately $1,800,000 at December 31, 2001 and $1,345,000 at December 31, 2000. The impaired loans were measured for impairment using the fair value of the collateral as approximately all of these loans were collateral dependent. The average recorded investment in impaired loans during 2001 and 2000 was approximately $5,493,000 and $2,003,000, respectively. The Company recognized approximately $439,000 and $96,500 of interest on impaired loans during the period that they were impaired during 2001 and 2000, respectively.

The Company uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payment status, borrowers’ financial data, and borrowers’ operating factors such as cash flows, operating income or loss, etc.

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are included in the provision for loan losses. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

Management’s periodic evaluation of the adequacy of the allowance also considers impaired loans and takes into consideration the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, estimated value of any underlying collateral, and current economic conditions. While management believes that it has established the allowance in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Bank’s regulators or its economic environment will not require further increases in the allowance.

Income Recognition on Impaired and Nonaccrual Loans—Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-collateralized and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as nonaccrual. At the discretion of management, loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms of interest and principal.

While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding, except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collection of the recorded loan balance is expected, interest income may be recognized on a cash

THE PEOPLES BANC TRUST COMPANY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

basis. In the case where a nonaccrual loan has been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

Bank Premises and Equipment—Office equipment and buildings are stated at cost less accumulated depreciation computed on the straight-line, declining-balance and other accelerated methods over the estimated useful lives of the assets. Gains or losses on disposition are recorded in other operating income on the date of disposition, based upon the difference between the net proceeds and the adjusted carrying value of the assets sold or retired. Maintenance and repairs are charged to expense as incurred, while renewals and betterments are capitalized. Estimated useful lives range from seven to forty years for buildings and improvements and three to five years for furniture and equipment.

Other Real Estate—Other real estate is stated at the lower of the appraised value or outstanding loan balance at the time of foreclosure. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other expenses.

Intangible Assets Acquired—Intangible assets acquired are stated at original cost less accumulated amortization to date. Core deposits are amortized using an accelerated method over a period of no more than ten years; goodwill is amortized using the straight-line method over a period of twenty-five years. (See Note 16.)

Long-Lived Assets—The Company reviews long-lived assets and certain intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. (See Note 16.)

Income Taxes—Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Advertising Costs—Advertising costs are expensed as incurred.

Cash and Cash Equivalents—For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold, securities purchased under agreements to resell, and interest-bearing deposits in banks.

Reclassifications—Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

2.    Restricted Cash Balances

Aggregate reserves in the form of deposits with the Federal Reserve Bank of approximately $2,366,000 and $2,529,000 were maintained to satisfy federal regulatory requirements at December 31, 2001 and 2000, respectively.

3.    Capital and Preferred Stock

The Company declared a 10% stock dividend in 2001. The dividends were payable on June 15 to stockholders of record on June 7. Basic and diluted earnings per share have been restated for all periods presented to reflect the stock dividends. Stock options have also been restated to reflect the stock dividends.

THE PEOPLES BANC TRUST COMPANY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.10 per share, which have been designated as Non-cumulative Non-voting Directors’ Preferred Stock, Series A. No preferred stock is outstanding at either December 31, 2001 or 2000.

4.    Investment Securities

The amortized cost and approximate market values of available-for-sale securities at December 31, 2001 and 2000 are as follows:

	2001
Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U. S. Treasury securities	$5,198,025		$(4,608)	$5,193,417
Obligations of other U.S. government agencies and corporations	55,322,798	$799,860	(22,941)	56,099,717
Obligations of state and political subdivisions	1,988,589	37,886	(26,633)	1,999,842
Mortgage backed securities	59,454,244	332,303	(201,824)	59,584,723
Corporate and other securities	27,074,599	261,270	(192,770)	27,143,099

	$149,038,255	$1,431,319	$(448,776)	$150,020,798

	2000
Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U. S. Treasury securities	$8,771,735	$5,494	$(3,681)	$8,773,548
Obligations of other U.S. government agencies and corporations	76,099,952	211,592	(329,678)	75,981,866
Obligations of state and political subdivisions	2,079,845	27,802	(2,350)	2,105,297
Mortgage backed securities	34,055,725	82,827	(340,307)	33,798,245
Corporate and other securities	11,277,224	156,450	(187,396)	11,246,278

	$132,284,481	$484,165	$(863,412)	$131,905,234

The amortized cost and approximate market value of available-for-sale securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities
	Cost	Market Value
Due in one year or less	$13,198,025	$13,193,417
Due after one year through five years	46,272,900	46,876,831
Due after five years through ten years	19,580,218	19,790,728
Due after ten years	1,260,070	1,299,980
Mortgage backed securities	59,454,244	59,584,723
Equity securities	9,272,798	9,275,119

	$149,038,255	$150,020,798

THE PEOPLES BANC TRUST COMPANY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included within corporate and other securities are $5,385,220 and $4,265,355 in marketable equity securities at December 31, 2001 and 2000, respectively. Also included within corporate and other securities are $3,019,800 of Federal Home Loan Bank stock at both December 31, 2001 and 2000, and $635,400 of Federal Reserve Bank stock at both December 31, 2001 and 2000.

Gross gains of $843,763, $66,173, and $205,196, and gross losses of $8,195, $51,364, and $1,381 were realized on the sales of debt securities for 2001, 2000, and 1999, respectively.

Securities with a par value of approximately $100,456,000 and $86,918,000 were pledged as collateral for public funds deposits and repurchase agreements at December 31, 2001 and 2000, respectively.

5.    Loans

The major categories of loans at December 31, 2001 and 2000 are as follows:

	2001	2000
Commercial and industrial	$124,032,842	$140,410,117
Real estate mortgage	269,962,394	244,142,614
Personal	72,462,203	89,899,969
Overdrafts and credit line	2,367,174	2,383,829

	468,824,613	476,836,529
Less:
Unearned discount	1,524,836	2,038,847
Allowance for loan losses	7,666,046	6,071,754

	$459,633,731	$468,725,928

The Bank’s lending is concentrated throughout Dallas, Autauga, Butler, Bibb, Elmore, Shelby, Tallapoosa, Lee, and Tuscaloosa counties in Alabama; the repayment of these loans is, in part, dependent on the economic conditions in this region of the state. Management does not believe the loan portfolio contains concentrations of credit risk either geographically, or by borrower, which would expose the Bank to unacceptable amounts of risk. The above loans included agricultural loans totaling approximately $9,123,000 and $13,618,000 for 2001 and 2000, respectively. Management continually evaluates the potential risk in this segment of the portfolio in determining the adequacy of the allowance for possible loan losses.

The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, residential real estate and income-producing commercial properties. No additional credit risk exposure relating to outstanding loan balances exists beyond the amounts shown in the consolidated balance sheets as of December 31, 2001.

Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $5,802,000 and $2,442,000 for 2001 and 2000, respectively. If these loans had been current throughout their terms, interest income would have increased approximately $349,000, $161,000, and $310,000 in 2001, 2000, and 1999, respectively.

THE PEOPLES BANC TRUST COMPANY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the allowance for loan losses were as follows:

	2001	2000	1999
Balance, beginning of year	$6,071,754	$5,333,424	$4,291,135
Provision charged to operations	3,463,430	3,276,786	4,520,377
Loans charged off	(2,710,358)	(3,772,379)	(4,516,590)
Recoveries	841,220	1,233,923	1,038,502

Balance, end of year	$7,666,046	$6,071,754	$5,333,424

6.      Bank Premises and Equipment

Bank premises and equipment and accumulated depreciation at December 31, 2001 and 2000 are summarized as follows:

	2001	2000
Buildings	$13,096,601	$12,532,153
Furniture and equipment	14,364,071	13,931,941
Land improvements	462,789	36,069
Construction in progress	5,384	568,508

	27,928,845	27,068,671
Less accumulated depreciation	14,390,425	12,755,675

	13,538,420	14,312,996
Land	2,925,078	2,583,302

	$16,463,498	$16,896,298

7.    Borrowed Funds

Borrowed funds are summarized as follows:

	2001	2000
FHLB borrowings	$55,330,708	$57,219,174
Federal funds purchased		1,000,000
Securities sold under agreements to repurchase	3,369,000	4,733,000

Total	$58,699,708	$62,952,174

The Company is a member of the Federal Home Loan Bank (FHLB). At December 31, 2001 and 2000, the Company had borrowings of $55,330,708 and $57,219,174, respectively, outstanding with remaining credit availability as of December 31, 2001 of $83 million based upon current collateral. FHLB has a blanket lien on the Company’s 1-4 family mortgage loans in the amount of the outstanding debt. These borrowings bear interest rates of 4.69% to 7.45% and mature from 2002 to 2018.

The Company has unused lines of credit, including federal funds, with unaffiliated financial institutions totaling $39 million.

THE PEOPLES BANC TRUST COMPANY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional details regarding borrowed funds are shown below (in thousands):

	Maximum Amount Outstandinag at Any Month End	Average Balance	Average Interest Rate	Average Interest Rate at Year End
2001
FHLB borrowings	$57,158	$56,277	6.21%	6.03%
Other borrowings	5,911	4,684	2.58%	2.55%

	$63,069	$60,961	5.93%	5.76%

2000
FHLB borrowings	$57,219	$50,285	6.16%	6.24%
Other borrowings	22,320	6,871	4.79%	5.42%

	$79,539	$57,156	6.00%	6.14%

1999
FHLB borrowings	$42,104	$30,006	6.09%	6.04%
Other borrowings	34,789	14,256	4.57%	6.44%

	$76,893	$44,262	5.60%	6.17%

8.    Income Taxes

The Company and the Bank file a consolidated income tax return. The consolidated provision (benefit) for income taxes is as follows:

	Federal	State	Total
2001
Current	$3,194,017	$263,761	$3,457,778
Deferred	(797,760)	(125,688)	(923,448)

	$2,396,257	$138,073	$2,534,330

2000
Current	$3,388,942	$403,741	$3,792,683
Deferred	(897,647)	(89,966)	(987,613)

	$2,491,295	$313,775	$2,805,070

1999
Current	$2,504,964	$330,282	$2,835,246
Deferred	(505,065)	(84,691)	(589,756)

	$1,999,899	$245,591	$2,245,490

THE PEOPLES BANC TRUST COMPANY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 31 are as follows:

	2001	2000
Allowance for loan losses	$2,963,427	$2,066,277
Intangible assets	(371,791)	(477,731)
Bank premises and equipment	(1,175,845)	(1,112,429)
Unrealized (gain) loss on investment securities	(333,508)	128,946
Other	260,315	277,097

Deferred tax asset, net	$1,342,598	$882,160

The provision for income taxes is different from the amount computed by applying the federal income tax statutory rate to income before provision for income taxes. The reasons for this difference, as a percentage of pre-tax income, are as follows:

	2001	2000	1999
Federal income tax statutory rate	34.0%	34.0%	34.0%
Nontaxable income on obligations of state and political subdivisions	(1.1)	(0.5)	0.5
Amortization of intangible assets	1.3	1.3	1.5
State income taxes	1.0	2.0	1.9
Low income housing credit	(5.4)	(6.1)	(7.0)
Other	(0.8)	0.8	(0.2)

Effective tax rate	29.0%	31.5%	29.7%

9.    Benefit Plans

The Company has a noncontributory defined benefit pension plan (the Plan) covering substantially all of its employees. The Company’s policy is to contribute annually an amount that can be deducted for federal income tax purposes using the projected unit credit method of actuarial computation. Actuarial computations for financial reporting purposes are also based on the projected unit credit method.

THE PEOPLES BANC TRUST COMPANY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of the beginning and ending balances of the projected benefit obligation and plan assets, as well as disclosure of the plan’s funded status for the year ended December 31, 2001 and 2000 is as follows:

	2001	2000
Change in benefit obligation:
Benefit obligation at beginning of year	$7,154,676	$6,228,103
Service cost	490,247	436,105
Interest cost	509,047	476,410
Actuarial gain	126,822	311,176
Benefits paid	(246,237)	(241,585)
Expenses paid	(64,522)	(55,533)

Benefit obligation, end of year	$7,970,033	$7,154,676

Changes in plan assets:
Fair value of plan assets, beginning of year	$6,268,802	$6,451,557
Actual return on plan assets	(1,692)	104,390
Employer contributions	466,519	9,973
Benefits paid	(246,237)	(241,585)
Expenses paid	(64,522)	(55,533)

Fair value of plan assets, end of year	$6,422,870	$6,268,802

Reconciliation of funded status:
Vested benefit obligation	$(5,838,958)	$(5,350,551)

Accumulated benefit obligation	$(6,215,140)	$(5,707,347)

Projected benefit obligation	$(7,970,033)	$(7,154,676)
Plan assets at fair value	6,422,870	6,268,802

Funded status	(1,547,163)	(885,874)
Unrecognized net loss/(gain)	416,553	(200,895)
Unrecognized prior service costs	(237,398)	(265,320)

Accrued benefit liability at December 31	$(1,368,008)	$(1,352,089)

Primary assumptions used to actuarially determine net pension expense are as follows:

	2001	2000	1999
Discount rate	7.25%	7.50%	7.75%
Expected long-term return on assets	8.00%	8.00%	8.00%
Compensation increase rate	5.00%	5.00%	5.00%

THE PEOPLES BANC TRUST COMPANY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net pension expense for the years ended December 31, 2001, 2000, and 1999 are as follows:

	2001	2000	1999
Components of net annual benefit cost:
Service cost	$490,247	$436,105	$409,813
Interest cost	509,047	476,410	437,525
Expected return on assets	(488,934)	(502,923)	(474,328)
Net gain recognition		(18,952)
Transition asset recognition		(54,736)	(59,213)
Prior service cost amortization	(27,922)	(27,922)	(27,922)

Net annual benefit cost	$482,438	$307,982	$285,875

The Company has deferred compensation agreements with certain key officers of Elmore County. The agreements are funded through life insurance policies on the participants. The Company has accrued a deferred compensation liability of $149,307 and $252,474 as of December 31, 2001 and 2000, respectively. Expenses incurred relating to these agreements were not material for 2001 and 2000.

Effective January 1, 1998, the Company established a qualified employee benefit plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. Employees can contribute up to 15% of their salary to the plan on a pre-tax basis and the Company matches participants’ contributions up to the first 1.5% of each participant’s salary. The Company’s matching contribution charged to operations related to this plan was approximately $89,000 for both years ended December 31, 2001 and 2000.

During 1987, the Company established an Employee Stock Ownership Plan (ESOP), a tax-qualified, defined contribution plan which covers substantially all employees. Contributions are determined by the Board of Directors of the Company. As of December 31, 2001 and 2000, the ESOP holds 91,648 and 84,558 shares of common stock in the Company, respectively.

10.    Commitments and Contingencies

The Bank leases certain buildings, equipment and land under noncancelable operating leases which require various minimum annual rentals.

The total minimum rental commitment at December 31, 2001 under the leases is as follows:

2002	$161,332
2003	161,932
2004	149,842
2005	94,352
2006	48,296
Thereafter	210,813

$826,567

The total rental expense was approximately $288,000, $475,000, and $523,000 in 2001, 2000, and 1999, respectively.

The Company is from time to time a defendant in legal actions from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at December 31, 2001 will have a materially adverse effect on the Company’s financial statements.

THE PEOPLES BANC TRUST COMPANY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Related Party Transactions

Certain directors and officers of the Company and its subsidiary bank, including their immediate families and companies in which they are principal owners, were loan customers of the Bank in the ordinary course of business. Such loans had outstanding balances of $9,103,572 and $10,212,155 at December 31, 2001 and 2000, respectively. A summary of the loan activity with these related parties during 2001 is shown below:

Balance, beginning of year	$10,212,155
Additions	7,072,535
Reductions	(8,181,118)

Balance, end of year	$9,103,572

During 2001, 2000, and 1999, the Company paid legal fees of approximately $162,000, $110,000, and $197,000, respectively, to a law firm in which a partner of the firm serves on the board of directors of the Company.

In addition, during 1999, the Company paid approximately $895,000 in construction costs to a construction company owned by a director of the Company. As of December 31, 2000, this individual was no longer a director of the Company.

12.    Earnings Per Share

The following table reflects the reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

	Income	Shares	Per-Share Amount
For the year ended December 31, 2001
Basic EPS
Income available to common stockholders	$6,210,756	5,634,674	$1.10

Effect of dilutive securities
Stock options		7,290

Diluted EPS	$6,210,756	5,641,964	$1.10

For the year ended December 31, 2000
Basic EPS
Income available to common stockholders	$6,099,910	5,662,784	$1.08

Effect of dilutive securities
Stock options		1,747

Diluted EPS	$6,099,910	5,664,531	$1.08

For the year ended December 31, 1999
Basic EPS
Income available to common stockholders	$5,316,971	5,662,784	$0.94

Effect of dilutive securities
Stock options		3,098

Diluted EPS	$5,316,971	5,665,882	$0.94

THE PEOPLES BANC TRUST COMPANY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Regulatory Matters

The approval of regulatory authorities is required if the total of all the dividends declared by the Bank in any calendar year exceeds the Bank’s net income as defined for that year combined with its retained net income for the preceding two calendar years. When necessary, the Bank obtained regulatory approval as applicable for the payment of dividends in 2001, 2000, and 1999.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

	The Company
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2001
Total Capital (to Risk Weighted Assets)	$65,367	12.87%	$40,626	8.00%	$50,782	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$59,003	11.62%	$20,313	4.00%	$30,469	6.00%
Tier 1 Capital (to Average Assets)	$59,003	8.69%	$20,313	4.00%	$25,391	5.00%

As of December 31, 2000
Total Capital (to Risk Weighted Assets)	$61,550	12.72%	$38,706	8.00%	$48,382	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$55,502	11.47%	$19,353	4.00%	$29,029	6.00%
Tier 1 Capital (to Average Assets)	$55,502	8.55%	$19,353	4.00%	$24,191	5.00%

THE PEOPLES BANC TRUST COMPANY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	The Bank
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2001
Total Capital (to Risk Weighted Assets)	$65,989	13.01%	$40,570	8.00%	$50,713	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$59,633	11.76%	$20,285	4.00%	$30,428	6.00%
Tier 1 Capital (to Average Assets)	$59,633	8.79%	$20,285	4.00%	$25,357	5.00%

As of December 31, 2000
Total Capital (to Risk Weighted Assets)	$61,665	12.80%	$38,527	8.00%	$48,159	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$55,765	11.58%	$19,264	4.00%	$28,896	6.00%
Tier 1 Capital (to Average Assets)	$55,765	8.99%	$19,264	4.00%	$24,080	5.00%

14.    Financial Instruments With Off-Balance-Sheet Risk

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contract amount of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank’s exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank had approximately $36,990,000 and $34,042,000 in commitments to extend credit at December 31, 2001 and 2000, respectively. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include certificates of deposit, marketable securities, real estate, and other collateral.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include certificates of deposit, marketable securities, real estate, and other collateral for those commitments for which collateral is deemed necessary. The Bank had approximately $4,417,000 and $6,551,000 in irrevocable standby letters of credit at December 31, 2001 and 2000, respectively.

THE PEOPLES BANC TRUST COMPANY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents—For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment Securities: Available for Sale—For debt securities and marketable equity securities, fair values are based on quoted market prices or dealer quotes.

Loans—The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits—The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Securities Sold Under Agreements to Repurchase and Other Borrowed Funds—The carrying amount is a reasonable estimate of fair value.

Commitments to Extend Credit and Standby Letters of Credit—The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments. Such fee income is not material to the Company’s financial statements at December 31, 2001 and 2000 and, therefore, the fair value of these commitments is not presented.

The estimated fair values of the Company’s financial instruments at December 31, 2001 and 2000 are as follows:

	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$39,141,941	$39,141,941	$31,849,784	$31,849,784
Investment securities:
Available for sale	150,020,798	150,020,798	131,905,234	131,905,234
Loans, net	467,299,777	481,067,489	474,797,682	477,706,173

	$656,462,516	$670,230,228	$638,552,700	$641,461,191

Financial liabilities:
Deposits	$562,257,997	$541,205,371	$536,186,207	$536,407,793
Securities sold under agreements to repurchase	3,369,000	3,369,000	5,733,000	5,733,000
FHLB borrowings	55,330,708	55,330,708	57,219,174	57,219,174

	$620,957,705	$599,905,079	$599,138,381	$599,359,967

16.    Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133) as amended by Statement of Financial Accounting Standards No. 137, Accounting for

THE PEOPLES BANC TRUST COMPANY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Instruments and Hedging Activities—Deferral of Effective Date of Financial Accounting Standards Board Statement No. 133, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133, was adopted by the Company on January 1, 2001.

The adoption of SFAS 133 did not have a significant impact on its financial statements and disclosures, as it does not currently possess any derivative instruments.

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB statement No. 125 (SFAS 140). SFAS 140 was effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS 140 did not have a material impact on the Company’s results of operations or financial condition.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), and Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 141 was effective for business combinations initiated after June 30, 2001. SFAS 141 requires that all business combinations completed after its adoption be accounted for under the purchase method of accounting and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 became effective for the Company on January 1, 2002 and primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS 142 prohibits the amortization of goodwill but requires that it be tested for impairment at least annually at the reporting unit level. Based on amortization expense recorded in 2001, the Company estimates that the elimination of goodwill amortization expense will increase net income by approximately $338,000, or approximately $0.06 per common share (diluted). SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not expect the adoption of this pronouncement to have a material impact on its results of operations or financial condition.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 was effective for financial statements issued for fiscal years beginning after December 15, 2001. The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company does not expect the adoption of this pronouncement to have a material impact on its results of operations or financial condition.

17.    Stock Option Plan

As of December 31, 2001, the Company had one stock option plan (the Plan) under which 500,000 shares of common stock have been reserved for issue to certain employees and officers through incentive stock options and board members through nonqualified stock options. Options granted under the Plan may have vesting provisions based upon continued service from the date of grant. Options issued under the Plan will have an exercise price not less than fair market value of the stock at the date of grant. Upon a change in control, as defined in the Plan, options become fully exercisable.

As permitted by SFAS 123, Accounting for Stock Based Compensation, the Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for the Plan. Accordingly

THE PEOPLES BANC TRUST COMPANY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

no compensation cost related to the Plan has been recognized. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

		2001	2000	1999
Net income	As reported	$6,210,756	$6,099,910	$5,316,971
	Pro forma	$6,082,188	$6,018,002	$5,230,761

Basic earnings per share	As reported	$1.10	$1.08	$0.94
	Pro forma	$1.08	$1.06	$0.92

Diluted earnings per share	As reported	$1.10	$1.08	$0.94
	Pro forma	$1.08	$1.06	$0.92

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for options granted in 2001: dividend yield of 3.32%, expected volatility of 36.6%, risk-free interest rate of 3.57%, and expected life of 3.79 years. The following weighted-average assumptions were used for options granted in 2000: dividend yield of 2.85%, expected volatility of 37.7%, risk-free interest rate of 4.89%, and expected life of 3.65 years. For options granted during 1999, the following weighted-average assumptions were used: dividend yield of 2.82%; expected volatility of 40.23%; risk-free interest rate of 6.50%; and expected life of 5 years. The weighted average fair value of options granted during 2001, 2000, and 1999 was $3.89, $3.45, and $3.05, respectively.

A summary of the status of the Company’s plan as of December 31, 2001, 2000, and 1999, and changes during the years ending on those dates is presented below:

	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	94,325	$17.72	70,520	$20.37	42,300	$21.13
Granted	30,390	12.54	23,805	12.70	28,220	19.72
Stock dividend adjustment	12,102
Expired	(937)

Outstanding at end of year	135,880	$15.01	94,325	$17.72	70,520	$20.37

Options exercisable at year-end	77,000	$18.55	42,300	$21.13	23,400	$11.00

THE PEOPLES BANC TRUST COMPANY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about the Plan’s stock options at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/01	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/01	Weighted Average Exercise Price
$6.82	1,760	3.04	$6.82	1,760	$6.82
$9.03	6,160	4.05	9.03	6,160	9.03
$10.23 to $12.75	25,795	7.35	11.56
$11.31 to $12.44	33,085	8.30	11.52
$13.98 to $19.30	30,470	6.13	17.55	30,470	17.55
$14.09 to $15.50	17,820	3.83	14.44	17,820	14.44
$26.59 to $29.25	20,790	4.63	27.35	20,790	27.35

Total	135,880	6.24	$15.01	77,000	$18.55

18.    The Peoples BancTrust Company, Inc. (Parent Company Only)

Presented below and on the following pages are the financial statements of The Peoples BancTrust Company, Inc. (parent company only).

BALANCE SHEETS
December 31, 2001 and 2000

	2001	2000
ASSETS
Cash and due from banks*	$366,616	$632,544
Investment in subsidiary bank, The Peoples Bank and Trust Company*	67,779,265	63,478,132
Other assets	609,557	930,192

Total assets	$68,755,438	$65,040,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Dividends payable	$39,415	$63,002
Other liabilities	1,567,214	1,480,802

Total liabilities	1,606,629	1,543,804

Common stock, $.10 par value; 9,000,000 shares authorized; 5,562,784 and 5,148,138 shares issued at December 31, 2001 and 2000, respectively	556,278	514,814
Additional paid-in capital	11,144,924	5,651,560
Net unrealized gain (loss) on investments	648,478	(250,303)
Retained earnings	54,799,129	57,580,993

Total stockholders’ equity	67,148,809	63,497,064

Total liabilities and stockholders’ equity	$68,755,438	$65,040,868

*Eliminated	in consolidation

THE PEOPLES BANC TRUST COMPANY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENTS OF INCOME AND RETAINED EARNINGS
For the Years Ended December 31, 2001, 2000, and 1999

	2001	2000	1999
Cash dividends received or receivable from subsidiary*	$4,468,792	$2,935,000	$2,720,000
Equity in subsidiary’s undistributed net income*	3,402,352	4,011,849	3,562,612
Other income	62,875	40,366	64,333
Other expense	(1,723,263)	(887,305)	(1,029,974)

Net income	6,210,756	6,099,910	5,316,971

Retained earnings, beginning of period	57,580,993	53,385,875	49,843,652
Less: cash dividends declared	(2,194,148)	(1,904,792)	(1,776,629)
Less: stock dividend declared	(6,798,472)
Purchase of treasury stock	(1,258,500)
Retirement of treasury stock	1,258,500		1,881

Retained earnings, end of year	$54,799,129	$57,580,993	$53,385,875

*Eliminated	in consolidation

THE PEOPLES BANC TRUST COMPANY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2001, 2000, and 1999

	2001	2000	1999
Operating activities:
Net income	$6,210,756	$6,099,910	$5,316,971
Adjustments to reconcile net income to net cash provided by operating activities:
Subsidiary income in excess of dividends	(3,402,352)	(4,011,849)	(3,562,612)
Decrease (increase) in other assets	320,635	(310,124)	(9,170)
Increase in other liabilities	86,412	366,678	103,750

Net cash provided by operating activities	3,215,451	2,144,615	1,848,939

Financing activities:
Dividends paid	(2,222,879)	(1,888,203)	(1,758,065)
Purchase of treasury stock	(1,258,500)

Net cash used in financing activities	(3,481,379)	(1,888,203)	(1,758,065)

(Decrease) increase in cash and cash equivalents	(265,928)	256,412	90,874
Cash and cash equivalents, beginning of year	632,544	376,132	285,258

Cash and cash equivalents, end of year	$366,616	$632,544	$376,132

*Eliminated	in consolidation