Form 10-Q
period 2002-03-31
PEOPLES BANCTRUST CO INC
filed 2002-05-14
CIK 762128

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                _______________

(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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

     As of the close of business on May 10, 2002, 5,562,784 shares of the registrant's Common Stock, par value $.10 per share, were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                         THE PEOPLES BANCTRUST CO., INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      In Thousands

                                                             March 31, 2002   December 31, 2001
                                                             --------------   -----------------
                                                              (Unaudited)
ASSETS:

Cash and due from banks                                      $       32,274     $       27,932
Federal funds sold and securities purchased under
  agreements to resell                                               19,848             11,210
                                                             --------------     --------------
Total cash and cash equivalents                                      52,122             39,142

Securities available-for-sale                                       151,123            150,021

Loans, net of unearned discount                                     469,212            467,300
Allowance for loan losses                                            (7,944)            (7,666)
                                                             --------------     --------------
Net loans                                                           461,268            459,634

Bank premises and equipment, net                                     16,105             16,463
Intangible assets                                                     7,531              7,601
Other real estate, net                                                1,788              2,045
Other assets                                                         17,918             18,801
                                                             --------------     --------------
      Total assets                                           $      707,855     $      693,707
                                                             ==============     ==============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Noninterest-bearing deposits                                 $       71,001     $       66,401
Interest-bearing deposits                                           506,149            495,857
                                                             --------------     --------------
     Total deposits                                                 577,150            562,258
Federal funds purchased and securities sold under
  agreements to repurchase                                            2,740              3,369
FHLB borrowings                                                      54,708             55,331
Other liabilites                                                      5,572              5,601
                                                             --------------     --------------
     Total liabilities                                              640,170            626,559

Common stock                                                            556                556
Additional paid-in-capital                                           11,145             11,145
Accumulated other comprehensive income, net of tax                       37                648
Retained earnings                                                    55,947             54,799
                                                             --------------     --------------

     Total stockholders' equity                                      67,685             67,148
                                                             --------------     --------------
     Total liabilities and stockholders' equity              $      707,855     $      693,707
                                                             ==============     ==============

See notes to Unaudited Condensed Financial Statements

                         THE PEOPLES BANCTRUST CO., INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                            In Thousands, except share and per share data
                                                                            (Unaudited)
                                                                    Three Months Ended March 31,
                                                                  --------------------------------
                                                                       2002               2001
                                                                       ----               ----
Interest and fees on loans                                        $      9,085       $      11,304
Interest and dividends on investment securities                          1,892               1,861
Other interest income                                                       67                 299
                                                                  ------------       -------------
     Total interest income                                              11,044              13,464

Interest on deposits                                                     3,043               5,883
Interest on borrowed funds                                                 831                 927
                                                                  ------------       -------------
     Total interest expense                                              3,874               6,810
                                                                  ------------       -------------
     Net interest income                                                 7,170               6,654

Provision for loan losses                                                  807                 909
                                                                  ------------       -------------
     Net interest income after provision for loan losses                 6,363               5,745

Net securities gains                                                       246                 182
Other noninterest income                                                 2,058               1,906
Noninterest expense                                                      6,215               5,916
                                                                  ------------       -------------
     Income before income taxes                                          2,452               1,917

Provision for income taxes                                                 748                 614
                                                                  ------------       -------------
     Net income                                                   $      1,704       $       1,303
                                                                  ============       =============

Basic weighted average number of shares                              5,562,784           5,662,784
Diluted weighted average number of shares                            5,565,689           5,664,776
Basic net income per share                                        $       0.31       $        0.23
Diluted net income per share                                      $       0.31       $        0.23
Dividends per share                                               $       0.10       $        0.10

See notes to Unaudited Condensed Financial Statements

                         THE PEOPLES BANCTRUST CO., INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                               In Thousands
                                                                (Unaudited)
                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                            2002            2001
                                                            ----            ----
Net income                                              $      1,704    $      1,303
Other comprehensive income:
  Unrealized (losses) gains on securities
    available for sale during the period                      (1,145)          1,279
  Less: reclassification adjustment for net
    gains included in net income                                 246             182
                                                        ------------    ------------
Other comprehensive (loss) income                               (899)          1,097
Income tax (benefit) expense related to
  items of other comprehensive (loss) income                    (288)            373
                                                        ------------    ------------
Other comprehensive (loss) income, net of tax                   (611)            724
                                                        ------------    ------------
Comprehensive income, net of tax                        $      1,093    $      2,027
                                                        ============    ============

See notes to Unaudited Condensed Financial Statements

                      THE PEOPLES BANCTRUST COMPANY., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                           In Thousands
                                                                            (Unaudited)
                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                    2002              2001
                                                                 ----------        ----------
Cash provided by operating activities                            $    2,308        $    2,293
                                                                 ----------        ----------
Cash flow from investing activities
 Proceeds from sales of investment securities                        25,597             9,305
 Proceeds from maturities and calls of investment securities         31,344            41,505
 Purchases of investment securities                                 (58,810)          (32,276)
 Net (increase) decrease in loans                                    (1,060)            2,294
 Purchases of bank premises and equipment                              (209)             (603)
 Proceeds from sale of bank premises and equipment                        2                 -
 Proceeds from sale of other real estate                                723               514
 Investment in low income housing                                         -               (34)
                                                                 ----------        ----------
Net cash (used in) provided by investing activities                  (2,413)           20,705

Cash flow from financing activities
 Net increase in deposits                                            14,892            16,261
 Net decrease in borrowed funds                                      (1,252)             (301)
 Dividends paid                                                        (555)             (532)
                                                                 ----------        ----------
Net cash provided by financing activities                            13,085            15,428

Net increase in cash and cash equivalents                            12,980            38,426
Cash and cash equivalents at beginning of period                     39,142            31,850
                                                                 ----------        ----------
Cash and cash equivalents at end of period                       $   52,122        $   70,276
                                                                 ==========        ==========

Cash paid for interest                                           $    3,712        $    6,214
                                                                 ==========        ==========
Cash paid for income taxes                                       $        -        $        -
                                                                 ==========        ==========

              See notes to Unaudited Condensed Financial Statements

               THE PEOPLES BANCTRUST COMPANY, INC. AND SUBSIDIARY

Notes to the Unaudited Condensed Consolidated Financial Statements

Accounting Policies:

     The accompanying unaudited consolidated financial statements of The Peoples BancTrust Company, Inc, (the "Company") and its subsidiary, The Peoples Bank and Trust Company ("Peoples Bank"), along with its subsidiaries Loan Express, Inc. and The Peoples Insurance Agency, Inc. have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information refer to the consolidated financial statements and footnotes thereto included in BancTrust's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Commitments and Contingencies:

     BancTrust and its subsidiaries are from time to time defendants in legal actions arising from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at March 31, 2002, will have a materially adverse effect on BancTrust's financial statements.

Earnings Per Share:

     The following table reflects the reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation for the three months ended March 31, 2002 and 2001 (In thousands except for per share data):

For the quarter ended March 31, 2002
---------------------------------------------------------------------------------------------------------
                                                                                               Per-Share
                2002                                          Income            Shares           Amount
---------------------------------------------------------------------------------------------------------
Basic EPS
   Income available to common stockholders                  $    1,704              5,563      $     0.31
Effect of dilutive securities
   Stock options                                                                        3
                                                            ---------------------------------------------
Diluted EPS                                                 $    1,704              5,566      $     0.31

=========================================================================================================

For the quarter ended March 31, 2001
---------------------------------------------------------------------------------------------------------
                                                                                               Per-Share
                2001                                          Income            Shares           Amount
---------------------------------------------------------------------------------------------------------
Basic EPS
   Income available to common stockholders                  $    1,303              5,663      $     0.23
Effect of dilutive securities
   Stock options                                                                        2
                                                            ---------------------------------------------
Diluted EPS                                                 $    1,303              5,665      $     0.23

Recent Accounting Pronouncements:

     On September 29, 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, A Replacement of FASB Statement No. 125." The effective date for this Statement is for transfers that occur after April 1, 2001. Management has determined that the implementation of SFAS No. 140 will not have a material impact on BancTrust's financial statements.

     On June 29, 2001 the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations". The effective date for this Statement is effective for all business combinations initiated after September 30, 2001. This Statement supercedes Accounting Principles Board Opinion No. 16, "Business Combinations". SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after September 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off immediately as an extraordinary gain instead of being deferred and amortized. Management has determined that SFAS No. 141 will not have a material effect on its current financial condition or results of operation.

     On June 29, 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Intangible Assets". This Statement is effective for fiscal years beginning after December 13, 2001. SFAS No. 142 requires that goodwill and indefinite lived intangible assets no longer be amortized, that goodwill be tested for impairment at least annually, that intangible assets deemed to have an indefinite life be tested for impairment at least annually, and that the amortization period of intangible assets with finite lives no longer be limited to forty years. Management has determined that the adoption of SFAS No. 142 will reduce noninterest expense by approximately $338,000 in 2002.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                     GENERAL

     The following analysis focuses on the financial condition and results of operations of The Peoples BancTrust Company, Inc. ("BancTrust"), and should be read in conjunction with the consolidated financial statements included in this report.

     Management's discussion and analysis includes certain forward-looking statements addressing, among other things, BancTrust's prospects for earnings, asset growth and net interest margin. Forward-looking statements are accompanied by, and identified with, such terms as "anticipates," "believes," "expects," "intends," and similar phrases. Management's expectations for BancTrust's future necessarily involve a number of uncertainties, assumptions and estimates. Factors that could cause actual results to differ from the expectations expressed herein include: substantial changes in interest rates and changes in the general economy, as well as changes in BancTrust's strategies for credit-risk management, interest-rate risk management and investment activities. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized.

                               FINANCIAL CONDITION

Cash and Due from Banks

     At March 31, 2002, cash and due from banks had increased $4,342,000 to $32,274,000 from a December 31, 2001 balance of $27,932,000. This increase was primarily attributable to an increase in deposits, both interest bearing and non-interest bearing (see "Deposits").

Short-Term Investments

     Short-term investments, primarily federal funds sold and securities purchased under agreements to resell, totaled $19,848,000 at March 31, 2002. At December 31, 2001, short-term investments totaled $11,210,000. This represented an increase of $8,638,000, which was primarily attributable to an increase in deposits, both interest bearing and non-interest bearing (see "Deposits").

Investments

     Total investment securities increased slightly to $151,123,000 at March 31, 2002, from $150,021,000 at December 31, 2001.

     At year-end 2001, and at March 31, 2002, the entire investment securities portfolio was classified as "available-for-sale", resulting in the portfolio being marked-to-market. At December 31, 2001, the portfolio had a net unrealized gain (net of taxes) of $648,000 as compared to a net unrealized gain (net of taxes) of $37,000 at March 31, 2002. In the first quarter of 2002, interest rate levels were relatively stable, which in turn, caused relative stability in the market value of fixed rate debt instruments. Consequently, the difference between the amortized cost and the market value of those fixed rate debt securities held by BancTrust was smaller at March 31, 2002 than at December 31, 2001, when interest rate levels had been declining rapidly.

Loans

     Total loans, net of the unearned discount, increased $1,912,000 to $469,212,000 at March 31, 2002, from $467,300,000 at December 31, 2001. The increase was primarily realized in real estate loans, which increased to $277,918,000 at March 31, 2002 from $268,066,000 at December 31, 2001. BancTrust continues to place emphasis on originating loans that are secured by real estate, so as to minimize its exposure to loss in the event of default. At March 31, 2002, real estate loans comprised approximately 59% of the total loan portfolio.

     Business loans, net of the unearned discount, decreased from $124,030,000 at December 31, 2001 to $120,639,000 at March 31, 2002. Part of the reason for this decline, is that demand for business loans continues to be low.

     Personal loans, net of the unearned discount, decreased from $73,936,000 at December 31, 2001 to $70,364,000 at March 31, 2002. Both increased competition from alternative sources of credit, and an increased level in denials of personal loan applications, was primarily the cause of the decrease in the personal loan portfolio. Alternative sources of credit primarily include credit cards and finance companies. BancTrust continues to decline an increasing number of personal loan applications, due in large part to existing debt levels of personal loan applicants.

Allowance for Loan Losses

     Management's estimate of the uncollectible loans within BancTrust's loan portfolio is represented by the allowance for loan losses. The allowance for loan losses is established through charges against earnings in the form of a provision for loan losses. A loan is charged against the allowance for loan losses when management determines that it is probable that the repayment of the principal amount of a loan will not be made in accordance with the loan's terms. Should a loan that has been charged off be recovered, either partially or entirely, it is credited back to the allowance. Periodic reviews of the loan portfolio, that include analysis of such factors as current and expected economic conditions, historical loss experience and levels of non-accruing loans and delinquencies, determine the appropriate level at which to maintain the allowance for loan losses. Because the allowance is based on assumptions and subjective judgments, it is not necessarily reflective of the charge-offs that may ultimately occur.

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

     Management has significantly enhanced the processes and criteria used in determining those loans that possess potential weaknesses, and therefore require special attention. It is management's intent to bring into focus those areas of its lending function that will benefit most from increased efforts in lender training, credit underwriting and loan relationship management. Management is firmly committed to devoting the necessary time, energy and other resources to the issue of credit quality. Also, management believes strongly that its efforts in the area of credit quality have begun to produce, and will continue to produce, positive results. It is management's belief that, at its current level, the allowance for loan losses is sufficient to absorb any potential losses that currently exist in BancTrust's loan portfolio.

     At March 31, 2002, BancTrust's allowance for loan losses had a balance of $7,944,000, as compared to $7,666,000 at December 31, 2001. The ratio of the allowance to total loans, net of the unearned discount, was 1.69% and 1.64% at March 31, 2002 and December 31, 2001, respectively. Loans requiring special attention because of potential weaknesses increased from $28,773,000 at December 31, 2001, to $37,113,000 at March 31, 2002. As a percentage of total loans, net of the unearned discount, non-accruing loans decreased to .92% at March 31, 2002, as compared to 1.22% at December 31, 2001. The coverage of the allowance to non-accruing loans was 183% and 134% at March 31, 2002 and December 31, 2001, respectively. The following table indicates the loan charge off and recovery activity of BancTrust for the three months ended March 31, 2002 and 2001.

                         STATEMENT OF CHARGED-OFF LOANS

                                          Three Months Ended March 31,
                                          -----------------------------
                                                   (unaudited)
                                             2002               2001
                                          ----------         ----------

   Loans charged-off                      $  737,000         $  564,000

   Loans previously charged-off
   then recovered                            208,000            274,000
                                          ----------         ----------
   Net loans charged-off                  $  529,000         $  290,000
                                          ==========         ==========

Deposits

     Total deposits at March 31, 2002 were $577,150,000, representing a $14,892,000 increase over the December 31, 2001 total of $562,258,000.
Non-interest bearing deposits increased $4,600,000 from $66,401,000 at December 31, 2001 to $71,001,000 at March 31, 2002. Interest bearing deposits increased $10,292,000 from $495,857,000 at December 31, 2001 to $506,149,000 at March 31,
2002.

     Reasons for these increases vary. Management believes that many customers chose to place funds on deposit with BancTrust rather than invest them in the equities markets. Also, BancTrust was able to attract additional deposits from one of its major competitors in some of its larger markets.

     At each of March 31, 2002 and at December 31, 2001, BancTrust held $10,000,000 of deposits placed by brokers ("brokered deposits"). Brokered deposits are more likely to be withdrawn from BancTrust upon maturity, than other more traditional types of deposits. These deposits are fully insured by the Federal Deposit Insurance Corporation, and are deployed by management to meet short-term funding needs.

Liquidity

     The term "liquidity" refers to the ability of BancTrust to meet its needs for cash. Such needs primarily include lending, withdrawal demands of customers and the payment of operating expenses. The liability base provides liquidity through deposit growth, the rollover of maturing deposits and the utilization of external sources of funds ("borrowed funds").

     The major component of borrowed funds is borrowings from the Federal Home Loan Bank of Atlanta ("FHLB borrowings"). At March 31, 2002, FHLB borrowings totaled $54,708,000, which was a $623,000 decrease from December 31, 2001 when the balance was $55,331,000.

     At March 31, 2002 BancTrust had unused lines of credit totaling approximately $126,000,000, which included federal funds lines, and other lines with unaffiliated financial institutions.

Stockholders' Equity

     At March 31, 2002, total stockholders' equity was $67,685,000 compared to $67,148,000 at December 31, 2001. This change represents an increase of $537,000 that is accounted for as follows: Net income $1,704,000, dividends declared and paid $556,000 and a reduction in accumulated other comprehensive income, net of tax of $611,000. Net income had the effect of increasing stockholders' equity, while dividends declared and paid along with the reduction in accumulated other comprehensive income, net of tax had the effect of lowering stockholders' equity.

     Risk-based capital regulations require all bank holding companies and banks to achieve and maintain a minimum total capital to risk based assets ratio of 8%, at least half of which must be in the form of Tier 1 capital (consisting of stockholders' equity less goodwill). The following table indicates the risk-based capital ratios of BancTrust and Peoples Bank at March 31, 2002.

                                                           Risk-Based Capital Ratios & Leverage Ratios
                                                                      As of March 31, 2002
                                                     --------------------------------------------------------

RISK-BASED CAPITAL RATIOS                                             Dollars in Thousands
---------------------------------
                                                            The Company                  Peoples Bank
                                                     -------------------------   ----------------------------
Tier 1 Capital                                       $     59,963       11.68%   $     60,662          11.83%
Tier 1 Capital - Minimum Required                          20,534        4.00%         20,505           4.00%
                                                     -------------------------   ----------------------------
Excess                                               $     39,429        7.68%   $     40,157           7.83%

Total Capital                                        $     66,399       12.93%   $     67,089          13.09%
Total Capital - Minimum Required                           41,068        8.00%         41,010           8.00%
                                                     -------------------------   ----------------------------
Excess                                               $     25,331        4.93%   $     26,079           5.09%

Net risk-weighted assets                             $    513,348                $    512,625

LEVERAGE RATIOS
---------------------------------
Total Tier 1 Capital                                 $     59,963        8.67%   $     60,662           8.79%
Minimum Leverage Requirement                               27,657        4.00%         27,607           4.00%
                                                     -------------------------   ----------------------------
Excess                                               $     32,306        4.67%   $     33,055           4.79%

Average Total Assets,
   Net of all intangibles                            $    691,423                $    690,184

                              RESULTS OF OPERATIONS

     Like many financial institutions, the profitability of BancTrust is largely dependent on the net interest income it is able to generate. Simply stated, net interest income is the difference between the interest earned on loans and investments, and the interest expense paid on deposits and borrowings.

     Interest income for the quarter ended March 31, 2002 ("the 2002 quarter") totaled $11,044,000. For the quarter ended March 31, 2001 ("the 2001 quarter") interest income totaled $13,464,000. This decrease of $2,420,000 is primarily due to a decrease in the average yield earned on interest-earning assets. In the 2002 quarter, the average yield earned on these assets was 6.95%, compared to 8.76% for the 2001 quarter. For the 2002 and 2001 quarters, the average volume of interest-earning assets totaled $644,917,000 and $623,285,000 respectively.

     Interest income earned on investment securities in the 2002 quarter totaled $1,892,000 compared to $1,861,000 for the 2001 quarter. The investment securities portfolio earned an average annual yield of 4.95% on average volume of $155,055,000 in the 2002 quarter, and 6.10% on average volume of $123,788,000 in the 2001 quarter.

     Interest and fee income earned on loans totaled $9,085,000 in the 2002 quarter, which was a $2,219,000 decrease from the 2001 quarter total of $11,304,000. Reductions in both the average annual yield and the average volume contributed to the decline in interest and fee income earned on the loan portfolio. In the 2002 quarter, the loan portfolio generated an average annual yield of 7.89% on average volume of $466,892,000. In the 2001 quarter, the loan portfolio generated an average annual yield of 9.71% on average volume of $471,951,000.

     In the 2002 quarter, interest and fee income on real estate loans totaled $5,206,000 compared to $5,764,000 in the 2001 quarter. This reduction is primarily attributable to a decrease in the average annual yield earned on real estate loans from the 2001 quarter to the 2002 quarter. In the 2002 quarter, real estate loans earned an average annual yield of 7.68% on average volume of $274,863,000. In the 2001 quarter, the average annual yield earned was 9.39% on average volume of $249,068,000.

     Interest and fee income on business loans totaled $1,919,000 in the 2002 quarter, and $2,959,000 in the 2001 quarter. A decrease in both average annual yield and average volume accounted for the $1,040,000 reduction in interest and fee income on business loans between the 2002 and 2001 quarters. In the 2002 quarter, business loans earned an average annual yield of 6.45% on average volume of $120,708,000. In the 2001 quarter, business loans earned an average annual yield of 9.07% on average volume of $132,326,000.

     Interest and fee income on personal loans totaled $1,960,000 and $2,581,000 for the 2002 and 2001 quarters, respectively. The $621,000 reduction in interest and fee income on personal loans is attributed to decreases in both the average annual yield earned and average volume in the 2002 quarter compared to the 2001 quarter. In the 2002 quarter, personal loans earned an average annual yield of 11.15% on an average volume of $71,321,000. In the 2001 quarter, personal loans earned an average annual yield of 11.56% on an average volume of $90,557,000.

     Interest expense on deposits in the 2002 quarter totaled $3,043,000, which represented a $2,840,000 decrease from the 2001 quarter total of $5,883,000. The largest factor in this reduction was the average annual rate of interest paid on interest bearing deposits between the two quarters. In the 2002 quarter, the average annual rate of interest paid on interest bearing deposits was 2.48%, compared to 5.00% in the 2001 quarter. The average volume of interest bearing deposits in the 2002 and 2001 quarters was $497,371,000 and $477,158,000 respectively.

     Interest expense on borrowed funds, including federal funds purchased and securities sold under agreements to repurchase, totaled $831,000 in the 2002 quarter and $927,000 in the 2001 quarter. A reduction in the average annual rate of interest paid on borrowed funds is the primary reason for the decline in interest expense on borrowed funds between the 2001 and 2002 quarters. In the 2002 and 2001 quarters, the average annual rate of interest paid on borrowed funds was 5.77% and 7.10%, respectively. The average volume of borrowed funds for the 2002 and 2001 quarters was $58,375,000 and $52,950,000, respectively.

     The resulting net interest income for the 2002 quarter totaled $7,170,000, representing a $576,000 increase over the 2001 quarter total of $6,654,000. When expressed as an average annual rate, net interest income as a percent of average earning assets is referred to as the net interest margin. The net interest margin for the 2002 quarter was 4.51%, compared to 4.33% for the 2001 quarter.

     Realized gains on securities totaled $246,000 in the 2002 quarter and $182,000 in the 2001 quarter. BancTrust has reallocated funds within its investment securities portfolio, selling short term, callable securities and purchasing longer term securities. Longer term securities typically earn a higher rate of interest than short term securities. The selling of the short term securities generated the majority of realized gains in the 2002 quarter.

     Other noninterest income totaled $2,058,000 in the 2002 quarter, and $1,906,000 in the 2001 quarter. This $152,000 increase is primarily attributable to income realized on life insurance policies purchased by BancTrust in the fourth quarter of 2001.

     Noninterest expense increased $299,000, from $5,916,000 in the 2001 quarter to $6,215,000 in the 2002 quarter. Annual salary increases, along with a $69,000 increase in the expense associated with BancTrust's defined benefits pension plan, accounted for the majority of the increase.

                       IMPACT OF NEW ACCOUNTING STANDARDS

     See Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     Interest sensitivity is one measure of the vulnerability of earnings to changes in the general level of interest rates. Whenever interest-earning assets reprice to market interest rates at a different pace than interest-bearing liabilities, interest income performance will be affected favorably or unfavorably during periods of changes in general interest rates. Management is unable to predict future changes in market rates and their impact on BancTrust's profitability. Numerous interest rate reductions during 2001 materially impacted both interest income and expense in the 2002 quarter as compared to the 2001 quarter. The following table illustrates the extent to which interest rate changes affected various components of net interest income, as compared to changes in the average volume of those assets or liabilities associated with said components.

                       THE PEOPLES BANCTRUST COMPANY, INC.
               ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE
                        Three Months Ended March 31, 2002
                                 (In thousands)

                                                                   Change attibutable to:
                                                                 -------------------------
                                      Three Months Ended          Change in     Change in         Total
                                           March 31,                Rates         Volume         Change
                                   -----------------------       -------------------------     -----------
                                      2001         2000
                                      ----         ----
Interest income on:
  Loans                            $    9,085   $   11,304       $   (2,099)   $     (120)     $   (2,219)
  Investment securities and other       1,959        2,160             (480)          280            (200)
                                   ----------   ----------       ----------    ----------      ----------
  Total interest income            $   11,044   $   13,464       $   (2,580)   $      160      $   (2,420)

Interest expense on:
  Deposits                         $    3,043   $    5,883       $   (3,079)   $      239      $   (2,840)
  Borrowed funds                          831          927             (205)          109             (97)
                                   ----------   ----------       ----------    ----------      ----------
  Total interest expense           $    3,874   $    6,810       $   (3,285)   $      348      $   (2,936)

  Net interest income              $    7,170   $    6,654       $      705    $     (188)     $      517

     * The above table reflects changes attributable to interest rate and volume changes on the following basis: Change in rates = change in rate times old volume. Change in volume = change in volume times old rate. The M ix, (M ix = change in rate times change in volume) has been allocated, on a pro rata basis, between Change in rates and Change in volume.

     Management believes that the maturity and repricing relationship of interest earning assets to interest bearing liabilities is such that it provides adequate protection for BancTrust's earnings against fluctuations in market rates of interest.

                                                                      SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         The Peoples BancTrust Company, Inc.


Date:  May 10, 2002                      /s/ Richard P. Morthland
                                         ------------------------------------
                                         Richard P. Morthland
                                         Chairman and Chief Executive Officer

Date:  May 10, 2002                      /s/ Andrew C. Bearden, Jr.
                                         ------------------------------------
                                         Andrew C. Bearden, Jr.
                                         Executive Vice President and Chief
                                         Financial Officer

Date:  May 10, 2002                      /s/ Thomas P. Wilbourne
                                         ------------------------------------
                                         Thomas P. Wilbourne
                                         Assistant Vice President and Controller
                                         (Principal Accounting Officer)