Form 10-Q
period 2002-06-30
PEOPLES BANCTRUST CO INC
filed 2002-08-13
CIK 762128

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: O-13653

THE PEOPLES BANCTRUST COMPANY, INC.

(Exact name of registrant as specified on its charter)

Alabama	63-0896239

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

310 Broad Street, Selma, Alabama	36701

(Address of principal executive offices)	(Zip Code)
(334) 875-1000

(Registrant’s telephone number, including area code)

            Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No   ☐

            As of the close of business on August 5, 2002, 5,562,784 shares of the registrant’s Common Stock, par value $.10 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

THE PEOPLES BANCTRUST CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	In Thousands
	June 30, 2002	December 31, 2001

	(Unaudited)
ASSETS:
Cash and due from banks	$30,469	$27,932
Federal funds sold and securities purchased under agreements to resell	9,260	11,210

Total cash and cash equivalents	39,729	39,142
Securities available-for-sale	159,437	150,021
Loans, net of unearned discount	482,137	467,300
Allowance for loan losses	(8,411)	(7,666)

Net loans	473,726	459,634
Bank premises and equipment, net	15,870	16,463
Intangible assets	7,478	7,601
Other real estate, net	2,049	2,045
Other assets	17,285	18,801

Total assets	$715,574	$693,707

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Noninterest-bearing deposits	$72,958	$66,401
Interest-bearing deposits	503,133	495,857

Total deposits	576,091	562,258
Federal funds purchased and securities sold under agreements to repurchase	2,626	3,369
FHLB borrowings	61,969	55,331
Other liabilites	4,593	5,601

Total liabilities	645,279	626,559
Common stock	556	556
Additional paid-in-capital	11,145	11,145
Accumulated other comprehensive income, net of tax	1,419	648
Retained earnings	57,175	54,799

Total stockholders’ equity	70,295	67,148

Total liabilities and stockholders’ equity	$715,574	$693,707

See notes to Unaudited Condensed Financial Statements

THE PEOPLES BANCTRUST CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	In Thousands, except share and per share data (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Interest and fees on loans	$8,805	$11,015	$17,890	$22,319
Interest and dividends on investment securities	2,043	1,649	3,935	3,510
Other interest income	90	570	157	869

Total interest income	10,938	13,234	21,982	26,698
Interest on deposits	2,806	5,527	5,849	11,410
Interest on borrowed funds	859	912	1,690	1,839

Total interest expense	3,665	6,439	7,539	13,249

Net interest income	7,273	6,795	14,443	13,449
Provision for loan losses	870	807	1,677	1,716

Net interest income after provision for loan losses	6,403	5,988	12,766	11,733
Net securities gains	283	151	529	333
Other noninterest income	2,274	2,085	4,332	3,991

Total noninterest income	2,557	2,236	4,861	4,324
Salaries, benefits and other personnel expense	3,581	3,201	7,069	6,418
Premises and fixed assets expense	1,150	1,005	2,211	1,978
Other noninterest expense	1,581	1,579	3,247	3,305

Total noninterest expense	6,312	5,785	12,527	11,701

Income before income taxes	2,648	2,439	5,100	4,356
Provision for income taxes	808	770	1,556	1,384

Net income	$1,840	$1,669	$3,544	$2,972

Basic weighted average number of shares	5,562,784	5,662,784	5,562,784	5,662,784
Diluted weighted average number of shares	5,578,800	5,670,304	5,574,702	5,671,211
Basic net income per share	$0.33	$0.29	$0.64	$0.52
Diluted net income per share	$0.33	$0.29	$0.64	$0.52
Dividends per share	$0.11	$0.10	$0.21	$0.20

See notes to Unaudited Condensed Financial Statements

THE PEOPLES BANCTRUST CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	In Thousands (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net income	$1,840	$1,669	$3,544	$2,972
Other comprehensive income:
Unrealized gains on securities available for sale during the period	2,271	13	1,638	1,325
Less: reclassification adjustment for net gains included in net income	283	151	529	333

Other comprehensive income (loss)	1,988	(138)	1,109	992
Income tax expense (benefit) related to items of other comprehensive (loss) income	606	(47)	338	337

Other comprehensive income (loss) , net of tax	1,382	(91)	771	655

Comprehensive income, net of tax	$3,222	$1,578	$4,315	$3,627

See notes to Unaudited Condensed Financial Statements

THE PEOPLES BANCTRUST COMPANY., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	In Thousands (Unaudited)
	Six Months Ended June 30,

	2002	2001

Cash provided by operating activities	$5,134	$947

Cash flow from investing activities
Proceeds from sales of investment securities	46,853	20,881
Proceeds from maturities and calls of investment securities	46,809	63,570
Purchases of investment securities	(103,446)	(69,956)
Net (increase) decrease in loans	(13,656)	3,325
Purchases of bank premises and equipment	(619)	(1,524)
Purchase of bank owned life insurance	—	(1,368)
Proceeds from sale of bank premises and equipment	2	—
Proceeds from sale of other real estate	950	548
Investment in low income housing	—	(39)

Net cash (used in) provided by investing activities	(23,107)	15,437
Cash flow from financing activities
Net increase in deposits	13,833	12,868
Net increase (decrease) in borrowed funds	5,895	(1,509)
Dividends paid	(1,168)	(1,094)

Net cash provided by financing activities	18,560	10,265
Net increase in cash and cash equivalents	587	26,649
Cash and cash equivalents at beginning of period	39,142	31,850

Cash and cash equivalents at end of period	$39,729	$58,499

Cash paid for interest	$8,607	$13,727

Cash paid for income taxes	$1,700	$1,700

Non-cash activity:
Stock dividend	$—	$6,747

See notes to Unaudited Condensed Financial Statements

THE PEOPLES BANCTRUST COMPANY, INC. AND SUBSIDIARY

Notes to the Unaudited Condensed Consolidated Financial Statements

Accounting Policies:

                The accompanying unaudited consolidated financial statements of The Peoples BancTrust Company, Inc, (“BancTrust”) and its subsidiary, The Peoples Bank and Trust Company (“Peoples Bank”), along with its subsidiaries Loan Express, Inc. and The Peoples Insurance Agency, Inc. have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods.  For further information refer to the consolidated financial statements and footnotes thereto included in BancTrust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Derivatives:

                In June of 2002, BancTrust entered into an agreement know as an “interest rate swap”.  Interest rate swaps are typically used to mitigate exposure to interest rate risk.  BancTrust entered into an interest rate swap whereby it will receive payment from its counterparty for the same amount of interest it is being charged on a $12,000,000 loan from the FHLB bearing an interest rate of 6.85%.  In turn, BancTrust will pay its counterparty an amount equal to the one month London Inter-Bank Offering Rate (“LIBOR”) plus 2.61% on a specified day each calendar quarter.  The interest rate swap was structured such that it qualified for treatment under the short-cut method of accounting.  Therefore, fluctuations in the fair value of the interest rate swap will have no effect on the results of operations of BancTrust.

Commitments and Contingencies:

                BancTrust and its subsidiaries are from time to time defendants in legal actions arising from normal business activities.  Management does not anticipate that the ultimate liability arising from litigation outstanding at June 30, 2002, will have a materially adverse effect on BancTrust’s financial statements.

Earnings Per Share (“EPS”):

                The following table reflects the reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation for the three months ended June 30, 2002 and 2001 (In thousands except for per share data):

	Quarter ended June 30, 2002			Six months ended June 30, 2002

2002	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount

Basic EPS
Income available to common stockholders	$1,840	5,563	$0.33	$3,544	5,563	$0.64
Effect of dilutive securities Stock options		16			12

Diluted EPS	$1,840	5,579	$0.33	$3,544	5,575	$0.64

	Quarter ended June 30, 2001			Six months ended June 30, 2001

2001	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount

Basic EPS
Income available to common stockholders	$1,669	5,663	$0.29	$2,972	5,663	$0.52
Effect of dilutive securities Stock options		7			8

Diluted EPS	$1,669	5,670	$0.29	$2,972	5,671	$0.52

Recent Accounting Pronouncements:

                On September 29, 2000, the Financial Accounting Standards Board issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, A Replacement of FASB Statement No. 125.”  The effective date for this Statement is for transfers that occur after April 1, 2001.  Management has determined that the implementation of SFAS No. 140 will not have a material impact on BancTrust’s financial statements.

                In June 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead an entity must perform an assessment of whether these assets are impaired as of the date of adoption and test for impairment at least annually in accordance with the provisions of Statement No. 142. The standards also require that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed annually for impairment. BancTrust adopted the provisions of Statement No. 141 on July 1, 2001 and Statement No. 142 on January 1, 2002.   (see “Intangible Assets” footnote)

Intangible Assets:

Goodwill and other intangible assets at June 30, 2002 are detailed in the following table.

	As of June 30, 2002

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

		(in thousands)
Acquired intangible assets:
Core deposits	$2,872	$1,763	$1,109
Other	213	47	166

Total acquired intangible assets	$3,085	$1,810	$1,275

Non-amortizing goodwill:	$8,137	$1,934	$6,203

                Aggregate intangible amortization expense for the quarter and six months ended June 30, 2002 was $52,000 and $120,000 respectively.  Aggregate intangible amortization expense for the year ended December 31, 2002 is estimated to be $219,000 and approximately $196,000 for each of the years ended December 31, 2003 through 2006.

                The following table presents net income and earnings per share as reported and adjusted to exclude tax effected amortization of goodwill that is no longer being amortized.

	For the three months ended June 30, 2002

	2002		2001

	Net Income	Earnings Per Share	Net Income	Earnings Per Share

	(in Thousands Except Per Share Data)

Basic earnings per share:
Net income / EPS	$1,840	$0.33	$1,669	$0.29
Add back goodwill amortization	—	—	56	0.01

Adjusted net income / EPS	$1,840	$0.33	$1,725	$0.30

Diluted earnings per share:
Net income / EPS	$1,840	$0.33	$1,669	$0.29
Add back goodwill amortization	—	—	56	0.01

Adjusted net income / EPS	$1,840	$0.33	$1,725	$0.30

	For the six months ended June 30, 2002

	2002		2001

	Net Income	Earnings Per Share	Net Income	Earnings Per Share

	(in Thousands Except Per Share Data)
Basic earnings per share:
Net income / EPS	$3,544	$0.64	$2,972	$0.52
Add back goodwill amortization	—	—	111	0.02

Adjusted net income / EPS	$3,544	$0.64	$3,083	$0.54

Diluted earnings per share:
Net income / EPS	$3,544	$0.64	$2,972	$0.52
Add back goodwill amortization	—	—	111	0.02

Adjusted net income / EPS	$3,544	$0.64	$3,083	$0.54

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

                The following analysis focuses on the financial condition and results of operations of BancTrust, and should be read in conjunction with the consolidated financial statements included in this report.

                Management’s discussion and analysis includes certain forward-looking statements addressing, among other things, BancTrust’s prospects for earnings, asset growth and net interest margin.  Forward-looking statements are accompanied by, and identified with, such terms as “anticipates,” “believes,” “expects,” “intends,” and similar phrases.  Management’s expectations for BancTrust’s future necessarily involve a number of uncertainties, assumptions and estimates.  Factors that could cause actual results to differ from the expectations expressed herein include: substantial changes in interest rates and changes in the general economy, as well as changes in BancTrust’s strategies for credit-risk management, interest-rate risk management and investment activities.  Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized.

                Use of Estimates in the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses and deferred tax assets or liabilities.

Critical Accounting Policies

                The accounting and reporting policies of BancTrust and its subsidiaries are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. BancTrust’s financial position and results of operations are affected by management’s application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in BancTrust’s consolidated financial position and/or consolidated results of operations. The more critical accounting and reporting policies include BancTrust’s accounting for securities, loans and leases, the allowance for loan and lease losses, mergers and acquisitions and income taxes. BancTrust’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. Accordingly, BancTrust’s significant accounting policies are discussed in detail in BancTrust’s 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                The following is a summary of BancTrust’s more subjective and complex accounting policies.

                The allowance for loan and lease losses is established and maintained at levels management deems adequate to cover losses inherent in the portfolio as of the balance sheet date and is based on management s evaluation of the risks in the loan portfolio and change in the nature and volume of loan activity. Estimates for loan losses are arrived at by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan administration, the opinions of regulators, changes in the size and composition of the loan portfolio and peer group information. Also included in management s estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. These events may include, but are not limited to, a general slowdown in the economy, fluctuations in overall lending rates, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographical areas in which BancTrust conducts business.

                BancTrust’s growth in business, profitability and market share over the past several years has been enhanced significantly by mergers and acquisitions. BancTrust’s acquisition strategy has historically utilized the pooling-of-interests and purchase business combination methods of accounting. Effective July 1, 2001, BancTrust adopted SFAS No. 141,  Business Combinations,  which allows only the use of the purchase combination method of accounting. For acquisitions under the purchase method, BancTrust is required to record the assets acquired and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. These estimates also include the establishment of various reserves based on planned facilities dispositions and employee benefit related considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill or other intangible assets, which are subject to ongoing periodic impairment tests based on the fair value of net assets acquired compared to the carrying value of goodwill and other intangibles. Furthermore, the determination of which intangible assets have finite lives is subjective, as well as the determination of the amortization period for such intangible assets.

                The determination of BancTrust’s overall income tax provision is complex and requires careful analysis. As part of the Company s overall business strategy, BancTrust may enter into business transactions that require management to consider tax laws and regulations that apply to the specific facts and circumstances under consideration. This analysis includes evaluating the amount and timing of the realization of income tax liabilities or benefits. Management continually monitors tax developments as they affect the Company s overall tax position.

FINANCIAL CONDITION

Cash and Cash Equivalents

                At June 30, 2002, cash and cash equivalents totaled $39,729,000, compared to $39,142,000 at December 31, 2001.  Cash and cash equivalents primarily consists of cash and due from banks, combined with federal funds sold and securities purchased under agreements to resell.  At June 30, 2002 cash and due from banks totaled $30,469,000 compared to $27,932,000 at December 31, 2001.  Federal funds sold and securities purchased under agreements to resell totaled $9,260,000 and $11,210,000 at June 30, 2002 and December 31, 2001 respectively.

Investments

                Total investment securities increased $9,416,000 to $159,437,000 at June 30, 2002, from $150,021,000 at December 31, 2001.  Deposit growth, as well as borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”), contributed to the increase in investment securities.  BancTrust borrowed approximately $5,000,000 from the FHLB in April 2002, to provide direct, match funding for a specific block of investment securities.  BancTrust considers the margin between the interest rate it is paying the FHLB for the borrowed funds and the interest rate being earned on the investment securities, to be favorable.

                At year-end 2001, and at June 30, 2002, the entire investment securities portfolio was classified as “available-for-sale”, resulting in the portfolio being marked-to-market.  At December 31, 2001, the portfolio had a net unrealized gain (net of taxes) of $648,000 as compared to a net unrealized gain (net of taxes) of $1,419,000 at June 30, 2002.  During the second quarter of 2002, market rates of interest declined.  Consequently, the market value of fixed rate debt instruments held by BancTrust increased, resulting in a higher net unrealized gain (net of taxes) at June 30, 2002 than at December 31, 2001.

Loans

                Total loans, net of the unearned discount, increased $14,837,000 to $482,137,000 at June 30, 2002, from $467,300,000 at December 31, 2001.  The increase was realized in real estate loans and business loans, with personal loans continuing to decline.

                Business loans, net of the unearned discount, increased $10,931,000 to $134,961,000 at June 30, 2002 from $124,030,000 at December 31, 2001.  This increase is primarily attributed to a higher level of demand for business loans at June 30, 2002 than was present at December 31, 2001.

                Real estate loans, net of the unearned discount, increased $10,841,000 to $278,906,000 at June 30, 2002 from $268,066,000 at December 31, 2001.  BancTrust continues to place emphasis on originating loans that are secured by real estate, so as to minimize its exposure to loss in the event of default.  At June 30, 2002, real estate loans comprised approximately 58% of the total loan portfolio.

                Personal loans, net of the unearned discount, decreased from $73,936,000 at December 31, 2001 to $68,028,000 at June 30, 2002.  Both increased competition from alternative sources of credit, and an increased level in denials of personal loan applications, were the primary causes of the decrease in the personal loan portfolio.  Alternative sources of credit primarily include credit cards and finance companies.  BancTrust continues to decline an increasing number of personal loan applications, due in large part to existing debt levels of personal loan applicants.

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

                Management has significantly enhanced the processes and criteria used in determining those loans that possess potential weaknesses, and therefore require special attention.  It is management’s intent to bring into focus those areas of its lending function that will benefit most from increased efforts in lender training, credit underwriting and loan relationship management.  Management is firmly committed to devoting the necessary time, energy and other resources to the issue of credit quality.  Also, management believes that its efforts in the area of credit quality have begun to produce, and will continue to produce, positive results.  It is management’s belief that, at its current level, the allowance for loan losses is sufficient to absorb any potential losses that currently exist in BancTrust’s loan portfolio.

                At June 30, 2002, BancTrust’s allowance for loan losses had a balance of $8,411,000, as compared to $7,666,000 at December 31, 2001.  The ratio of the allowance to total loans, net of the unearned discount, was 1.74% and 1.64% at June 30, 2002 and December 31, 2001, respectively.  Loans requiring special attention because of potential weaknesses increased from $28,773,000 at December 31, 2001, to $40,204,000 at June 30, 2002.  As a percentage of total loans, net of the unearned discount, non-accruing loans increased to 2.32% at June 30, 2002, as compared to 1.22% at December 31, 2001.  This increase in the non-accruing to total loans percentage is primarily accounted for in one, large real estate loan that was put on non-accrual status in April of 2002.  Foreclosure action has begun on this loan.  Management considers this loan to be well collateralized, and is of the opinion that any charge off that may be associated with this loan will not have a material adverse effect on BancTrust’s results of operations or financial condition.  The coverage of the allowance to non-accruing loans was 75% and 134% at June 30, 2002 and December 31, 2001, respectively.  The following table indicates the loan charge off and recovery activity of BancTrust for both the three and six months ended June 30, 2002 and 2001.

	Three Months Ended June 30,		Six Months Ended June 30

	(unaudited)		(unaudited)
	2002	2001	2002	2001

Loans charged-off	$573,000	$577,000	$1,310,000	$1,141,000
Loans previously charged-off then recovered	(170,000)	(180,000)	(378,000)	(454,000)

Net loans charged-off	$403,000	$397,000	$932,000	$687,000

Deposits

                Total deposits at June 30, 2002 were $576,091,000, representing a $13,833,000 increase over the December 31, 2001 total of $562,258,000.  Non-interest bearing deposits increased $6,557,000, from $66,401,000 at December 31, 2001 to $72,958,000 at June 30, 2002.  Interest bearing deposits increased $7,276,000, from $495,857,000 at December 31, 2001 to $503,133,000 at June 30, 2002.  Management believes that many customers chose to place funds on deposit with BancTrust rather than invest them in the equities markets.

                At June 30, 2002 and at December 31, 2001, BancTrust held $10,000,000 of deposits placed by brokers (“brokered deposits”).  Brokered deposits are more likely to be withdrawn from BancTrust upon maturity, than other more traditional types of deposits.  These deposits are fully insured by the Federal Deposit Insurance Corporation and are deployed by management to meet short-term funding needs.

Liquidity

                The term “liquidity” refers to the ability of BancTrust to meet its needs for cash.  Such needs primarily include lending, withdrawal demands of customers and payment of operating expenses.   Liquidity is generally provided through deposit growth, the rollover of maturing deposits and the utilization of external sources of funds (“borrowed funds”).

                The major component of borrowed funds is borrowings from the FHLB.  At June 30, 2002, FHLB borrowings totaled $61,969,000, which was a $6,638,000 increase from December 31, 2001 when the balance was $55,331,000.  FHLB borrowings were used to fund both investment securities purchases (see “Investments”) and loans.

                At June 30, 2002, BancTrust had unused lines of credit totaling approximately $125,000,000, which included federal funds lines, and other lines with unaffiliated financial institutions.

Stockholders’ Equity

                At June 30, 2002, total stockholders’ equity was $70,295,000 compared to $67,148,000 at December 31, 2001.  This change represents an increase of $3,147,000 that is accounted for as follows:  net income - $3,544,000, dividends declared and paid - $1,168,000 and an increase in accumulated other comprehensive income, net of tax of $771,000.  Net income had the effect of increasing stockholders’ equity, as did the increase in accumulated other comprehensive income, net of tax, while dividends declared and paid had the effect of lowering stockholders’ equity.

                Risk-based capital regulations require all bank holding companies and banks to achieve and maintain a minimum total capital to risk based assets ratio of 8%, at least half of which must be in the form of Tier 1 capital (consisting of stockholders’ equity less goodwill).  The following table indicates the risk-based capital ratios of BancTrust and Peoples Bank at June 30, 2002.

	Risk-Based Capital Ratios & Leverage Ratios As of June 30, 2002

RISK-BASED CAPITAL RATIOS	Dollars in Thousands

	BancTrust		Peoples Bank

Tier 1 Capital	$61,366	11.65%	$62,102	11.80%
Tier 1 Capital-Minimum Required	21,076	4.00%	21,052	4.00%

Excess	$40,290	7.65%	$41,050	7.80%
Total Capital	$67,975	12.90%	$68,703	13.05%
Total Capital - Minimum Required	42,152	8.00%	42,103	8.00%

Excess	$25,823	4.90%	$26,600	5.05%
Net risk-weighted assets	$526,906		$526,288

LEVERAGE RATIOS

Total Tier 1 capital	$61,366	8.77%	$62,102	8.88%
Minimum Leverage Requirements	27,989	4.00%	27,962	4.00%

Excess	$33,377	4.77%	$34,140	4.88%
Average Total Assets, Net of all intangibles	$699,729		$699,053

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002, Compared to Three Months Ended June 30, 2001

                Like many financial institutions, the profitability of BancTrust is largely dependent on the net interest income it is able to generate.  Simply stated, net interest income is the difference between the interest earned on loans and investments, and the interest expense paid on deposits and borrowings.

                Interest income for the quarter ended June 30, 2002 (the “2002 quarter”) totaled $10,938,000.  For the quarter ended June 30, 2001 (the “2001 quarter”) interest income totaled $13,234,000.  This decrease of $2,296,000 is primarily due to a decrease in the average yield earned on interest-earning assets.  In the 2002 quarter, the average annual yield earned on these assets was 6.75%, compared to 8.37% for the 2001 quarter.  For the 2002 and 2001 quarters, the average volume of interest-earning assets totaled $649,526,000 and $634,101,000, respectively.

                Interest income earned on investment securities in the 2002 quarter totaled $2,043,000 compared to $1,649,000 for the 2001 quarter.  The investment securities portfolio earned an average annual yield of 5.01% on average volume of $163,657,000 in the 2002 quarter, and 5.80% on average volume of $113,942,000 in the 2001 quarter.

                Interest and fee income earned on loans totaled $8,805,000 in the 2002 quarter, which was a $2,210,000 decrease from the 2001 quarter total of $11,015,000.  A reduction in the average annual yield earned on the loan portfolio in the 2002 quarter was the primary reason for the decrease.  In the 2002 quarter, the loan portfolio generated an average annual yield of 7.40% on average volume of $476,999,000.  In the 2001 quarter, the loan portfolio generated an average annual yield of 9.36% on average volume of $471,898,000.

                In the 2002 quarter, interest and fee income on real estate loans totaled $5,070,000 compared to $5,657,000 in the 2001 quarter.  This reduction is primarily attributable to a decrease in the average annual yield earned on real estate loans from the 2001 quarter to the 2002 quarter.  In the 2002 quarter, real estate loans earned an average annual yield of 7.30% on average volume of $278,627,000.  In the 2001 quarter, the average annual yield earned was 9.11% on average volume of $249,066,000.

                Interest and fee income on business loans totaled $1,870,000 in the 2002 quarter, and $2,815,000 in the 2001 quarter.  A decrease in both average annual yield and average volume accounted for the $945,000 reduction in interest and fee income on business loans between the 2002 and 2001 quarters.  In the 2002 quarter, business loans earned an average annual yield of 5.83% on average volume of $128,679,000.  In the 2001 quarter, business loans earned an average annual yield of 8.48% on average volume of $133,156,000.

                Interest and fee income on personal loans totaled $1,865,000 and $2,543,000 for the 2002 and 2001 quarters, respectively.  The $678,000 reduction in interest and fee income on personal loans is attributed to decreases in both the average annual yield earned and average volume in the 2002 quarter compared to the 2001 quarter.  In the 2002 quarter, personal loans earned an average annual yield of 10.73% on an average volume of $69,692,000.  In the 2001 quarter, personal loans earned an average annual yield of 11.38% on an average volume of $89,676,000.

                Interest expense on deposits in the 2002 quarter totaled $2,806,000, which represented a $2,721,000 decrease from the 2001 quarter total of $5,527,000.  The largest factor in this reduction was the average annual rate of interest paid on interest bearing deposits between the two quarters.  In the 2002 quarter, the average annual rate of interest paid on interest bearing deposits was 2.26%, compared to 4.59% in the 2001 quarter.  The average volume of interest bearing deposits in the 2002 and 2001 quarters was $497,538,000 and $483,228,000, respectively.

                Interest expense on borrowed funds, including federal funds purchased and securities sold under agreements to repurchase, totaled $859,000 in the 2002 quarter and $912,000 in the 2001 quarter.  A reduction in the average annual rate of interest paid on borrowed funds is the primary reason for the decline in interest expense on borrowed funds between the 2001 and 2002 quarters.  In the 2002 and 2001 quarters, the average annual rate of interest paid on borrowed funds was 5.39% and 5.92%, respectively.  The average volume of borrowed funds for the 2002 and 2001 quarters was $63,990,000 and $61,797,000, respectively.

                The resulting net interest income for the 2002 quarter totaled $7,273,000, representing a $478,000 increase over the 2001 quarter total of $6,795,000.  When expressed as an average annual rate, net interest income as a percent of average earning assets is referred to as the “net interest margin”.  The net interest margin for the 2002 quarter was 4.55%, compared to 4.34% for the 2001 quarter.

                Realized gains on securities totaled $283,000 in the 2002 quarter and $151,000 in the 2001 quarter.  BancTrust has reallocated funds within its investment securities portfolio, selling short term, callable securities and purchasing longer term securities.  Longer term securities typically earn a higher rate of interest than short term securities.  The selling of the short term securities generated the majority of realized gains in the 2002 quarter.

                Other noninterest income totaled $2,274,000 in the 2002 quarter, and $2,085,000 in the 2001 quarter.  This $189,000 increase is primarily attributable to income realized on bank owned life insurance policies purchased by BancTrust in the fourth quarter of 2001.  Management believes that the income realized from the bank owned life insurance represents a favorable return on the premiums paid.

                Noninterest expense increased $527,000, from $5,785,000 in the 2001 quarter to $6,312,000 in the 2002 quarter.  The majority of the increase was in salaries and benefits expense.  Scheduled salary increases, the hiring of additional personnel in newer markets and an increase in the expense associated with BancTrust’s defined benefits pension plan, accounted for a $380,000 increase in salaries and benefits expense from $3,201,000 in the 2001 quarter, to $3,581,000 in the 2002 quarter.

Six Months Ended June 30, 2002, Compared to Six Months Ended June 30, 2001

                Interest income for the six months ended June 30, 2002 totaled $21,982,000.  For the six months ended June 30, 2001 interest income totaled $26,698,000.  This decrease of $4,716,000 is primarily due to a decrease in the average yield earned on interest-earning assets.  In the six months ended June 30, 2002, the average annual yield earned on these assets was 6.85%, compared to 8.56% for the six months ended June 30, 2001.  For each of the six months ended June 30, 2002 and 2001, the average volume of interest-earning assets totaled $647,234,000 and $628,723,000, respectively.

                Interest income earned on investment securities in the six months ended June 30, 2002 totaled $3,935,000 compared to $3,510,000 for the six months ended June 30, 2001.  The investment securities portfolio earned an average annual yield of 4.98% on average volume of $159,380,000 in the six months ended June 30, 2002, and 5.96% on average volume of $118,838,000 in the six months ended June 30, 2001.

                Interest and fee income earned on loans totaled $17,890,000 in the six months ended June 30, 2002, which was a $4,429,000 decrease from the six months ended June 30, 2001 total of $22,319,000.  A reduction in the average annual yield earned on the loan portfolio in the six months ended June 30, 2002 was the primary reason for the decrease.  In the six months ended June 30, 2002, the loan portfolio generated an average annual yield of 7.64% on average volume of $471,973,000.  In the six months ended June 30, 2001, the loan portfolio generated an average annual yield of 9.54% on average volume of $471,924,000.

                In the six months ended June 30, 2002, interest and fee income on real estate loans totaled $10,275,000 compared to $11,421,000 in the six months ended June 30, 2001.  This reduction is primarily attributable to a decrease in the average annual yield earned on real estate loans from the six months ended June 30, 2001 to the six months ended June 30, 2002.  In the six months ended June 30, 2002, real estate loans earned an average annual yield of 7.49% on average volume of $276,755,000.  In the six months ended June 30, 2001, the average annual yield earned was 9.25% on average volume of $249,067,000.

                Interest and fee income on business loans totaled $3,790,000 in the six months ended June 30, 2002, and $5,774,000 in the six months ended June 30, 2001.  A decrease in both average annual yield and average volume accounted for the $1,984,000 reduction in interest and fee income on business loans between the six months ended June 30, 2002 and 2001.  In the six months ended June 30, 2002, business loans earned an average annual yield of 6.13% on average volume of $124,716,000.  In the six months ended June 30, 2001, business loans earned an average annual yield of 8.77% on average volume of $132,743,000.

                Interest and fee income on personal loans totaled $3,825,000 and $5,124,000 for each of the six months ended June 30, 2002 and 2001, respectively.  The $1,299,000 reduction in interest and fee income on personal loans is attributed to decreases in both the average annual yield earned and average volume in the six months ended June 30, 2002 compared to the six months ended June 30, 2001.  In the six months ended June 30, 2002, personal loans earned an average annual yield of 10.94% on an average volume of $70,502,000.  In the six months ended June 30, 2001, personal loans earned an average annual yield of 11.47% on an average volume of $90,114,000.

                Interest expense on deposits in the six months ended June 30, 2002 totaled $5,849,000, which represented a $5,561,000 decrease from the six months ended June 30, 2001 total of $11,410,000.  The largest factor in this reduction was the average annual rate of interest paid on interest bearing deposits between the two periods.  In the six months ended June 30, 2002, the average annual rate of interest paid on interest bearing deposits was 2.37%, compared to 4.79% in the six months ended June 30, 2001.  The average volume of interest bearing deposits in the six months ended June 30, 2002 and 2001 was $497,455,000 and $480,210,000, respectively.

                Interest expense on borrowed funds, including federal funds purchased and securities sold under agreements to repurchase, totaled $1,690,000 in the six months ended June 30, 2002 and $1,839,000 in the six months ended June 30, 2001.  A reduction in the average annual rate of interest paid on borrowed funds is the primary reason for this decline.  In the six months ended June 30, 2002 and 2001, the average annual rate of interest paid on borrowed funds was 5.57% and 5.99%, respectively.  The average volume of borrowed funds for the six months ended June 30, 2002 and 2001 was $61,199,000 and $61,897,000, respectively.

                The resulting net interest income for the six months ended June 30, 2002 totaled $14,443,000, representing a $994,000 increase over the six months ended June 30, 2001 total of $13,449,000.  The net interest margin for the six months ended June 30, 2002 was 4.56%, compared to 4.36% for the six months ended June 30, 2001.

                Realized gains on securities totaled $529,000 in the six months ended June 30, 2002 and $333,000 in the six months ended June 30, 2001.  BancTrust has reallocated funds within its investment securities portfolio, selling short term, callable securities and purchasing longer term securities.  Longer term securities typically earn a higher rate of interest than short term securities.  The selling of the short term securities generated the majority of realized gains in the six months ended June 30, 2002.

                Other noninterest income totaled $4,332,000 in the six months ended June 30, 2002, and $3,991,000 in the six months ended June 30, 2001.  This $341,000 increase is primarily attributable to income realized on bank owned life insurance policies purchased by BancTrust in the fourth quarter of 2001.  Management believes that the income realized from the aforementioned bank owned life insurance represents a favorable return on the premiums paid.

                Noninterest expense increased $826,000, from $11,701,000 in the six months ended June 30, 2001 to $12,527,000 in the six months ended June 30, 2002.  The majority of the increase was in salaries and benefits expense.  Scheduled salary increases, the hiring of additional personnel in newer markets and an increase in the expense associated with BancTrust’s defined benefits pension plan, accounted for a $651,000 increase in salaries and benefits expense from $6,418,000 in the six months ended June 30, 2001, to $7,069,000 in the six months ended June 30, 2002.

IMPACT OF NEW ACCOUNTING STANDARDS

                See Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

                Interest sensitivity is one measure of the vulnerability of earnings to changes in the general level of interest rates.  Whenever interest-earning assets reprice to market interest rates at a different pace than interest-bearing liabilities, interest income performance will be affected favorably or unfavorably during periods of changes in general interest rates.  Management is unable to predict future changes in market rates and their impact on BancTrust’s profitability.  Numerous interest rate reductions during 2001 materially impacted both interest income and expense in both the six months and quarters ended June 30, 2002 as compared to the same periods in 2001.  Management believes that the current relationship of interest-earning assets to interest-bearing liabilities provides adequate protection against any potential negative impact arising from changes in market rates of interest.

PART II – OTHER INFORMATION

Item4.  Submission of Matters to a Vote of Security Holders

                On May 14, 2002, BancTrust held its Annual Meeting of Shareholders at which the following matter was considered and voted on:

Proposal I – Election of Directors

NOMINEES	FOR	WITHHELD

John Crear	4,459,584	7,461
Clyde B. Cox, Jr.	4,458,442	8,603
Harry W. Gamble, Jr.	4,457,784	9,261
Ted M. Henry	4,459,584	7,461
Elam P. Holley, Jr.	4,434,096	32,949
Edith Morthland Jones	4,457,784	9,261
Richard P. Morthland	4,434,096	32,949
Thomas E. Newton	4,459,584	7,461
David Y. Pearce	4,459,584	7,461
Julius E. Talton, Jr.	4,459,584	7,461
Daniel P. Wilbanks	4,459,584	7,461

There were no abstentions or broker non-votes

Item5.  Other Information

                Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, a certification of the Quarterly Report on Form 10-Q has been submitted to the Securities and Exchange Commission by each of the Chief Executive Officer and the Chief Financial Officer of BancTrust.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Peoples BancTrust Company, Inc.

Date: August 12, 2002	/s/ Richard P. Morthland

Richard P. Morthland
Chairman and Chief Executive Officer

Date: August 12, 2002	/s/ Andrew C. Bearden, Jr.

Andrew C. Bearden, Jr.
Executive Vice President and Chief Financial Officer

Date: August 12, 2002	/s/ Thomas P. Wilbourne

Thomas P. Wilbourne
Vice President and Controller