Form 10-Q
period 2002-09-30
PEOPLES BANCTRUST CO INC
filed 2002-11-13
CIK 762128

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes	☒	No	☐

          As of the close of business on October 31, 2002, 5,562,784 shares of the registrant’s Common Stock, par value $.10 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

THE PEOPLES BANCTRUST CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	In Thousands
	September 30, 2002	December 31, 2001

	(Unaudited)
ASSETS:
Cash and due from banks	$28,100	$27,932
Federal funds sold and securities purchased under agreements to resell	2,654	11,210

Total cash and cash equivalents	30,754	39,142
Securities available-for-sale	168,103	150,021
Loans, net of unearned discount	498,153	467,300
Allowance for loan losses	(11,173)	(7,666)

Net loans	486,980	459,634
Bank premises and equipment, net	15,861	16,463
Intangible assets	7,423	7,601
Other real estate, net	6,745	2,045
Other assets	18,158	18,801

Total assets	$734,024	693,707

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Noninterest-bearing deposits	$74,746	$66,401
Interest-bearing deposits	517,937	495,857

Total deposits	592,683	562,258
Federal funds purchased and securities sold under agreements to repurchase	2,946	3,369
FHLB borrowings	64,442	55,331
Other liabilities	3,997	5,601

Total liabilities	664,068	626,559
Common stock	556	556
Additional paid-in-capital	11,145	11,145
Accumulated other comprehensive income, net of tax	2,093	648
Retained earnings	56,162	54,799

Total stockholders’ equity	69,956	67,148

Total liabilities and stockholders’ equity	$734,024	$693,707

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	In Thousands, except share and per share data (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Interest and fees on loans	$9,091	$10,655	$26,981	$32,974
Interest and dividends on investment securities	1,986	1,829	5,921	5,339
Other interest income	81	313	238	1,182

Total interest income	11,158	12,797	33,140	39,495
Interest on deposits	2,725	4,888	8,574	16,298
Interest on borrowed funds	792	914	2,482	2,753

Total interest expense	3,517	5,802	11,056	19,051

Net interest income	7,641	6,995	22,084	20,444
Provision for loan losses	4,375	876	6,052	2,592

Net interest income after provision for loan losses	3,266	6,119	16,032	17,852
Net securities gains	121	271	650	604
Other noninterest income	2,161	2,012	6,493	6,003

Total noninterest income	2,282	2,283	7,143	6,607
Salaries, benefits and other personnel expense	3,481	3,447	10,550	9,865
Premises and fixed assets expense	1,088	1,149	3,299	3,127
Other noninterest expense	1,576	1,620	4,823	4,925

Total noninterest expense	6,145	6,216	18,672	17,917

Income before income taxes	(597)	2,186	4,503	6,542
Provision for income taxes	(196)	710	1,360	2,094

Net (loss) income	$(401)	$1,476	$3,143	$4,448

Basic weighted average number of shares	5,562,784	5,658,654	5,562,784	5,661,392
Diluted weighted average number of shares	5,581,338	5,666,688	5,577,809	5,669,730
Basic net income per share	$(0.07)	$0.26	$0.57	$0.79
Diluted net income per share	$(0.07)	$0.26	$0.56	$0.78
Dividends per share	$0.11	$0.10	$0.32	$0.30

See notes to Unaudited Condensed Consolidated Financial Statements

	In Thousands (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net (loss) income	$(401)	$1,476	$3,143	$4,448
Other comprehensive income:
Unrealized gains on securities available for sale during the period	1,091	13	2,729	1,325
Less: reclassification adjustment for net gains included in net income	121	151	650	333

Other comprehensive income (loss)	970	(138)	2,079	992
Income tax expense (benefit) related to items of other comprehensive income (loss)	296	(47)	634	337

Other comprehensive income (loss) , net of tax	674	(91)	1,445	655

Comprehensive income, net of tax	$273	$1,385	$4,588	$5,103

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST COMPANY., INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	In Thousands (Unaudited)
	Nine Months Ended September 30,

	2002	2001

Cash provided by operating activities	$5,831	$4,031

Cash flow from investing activities
Proceeds from sales of investment securities	46,853	35,017
Proceeds from maturities and calls of investment securities	70,122	67,325
Purchases of investment securities	(138,161)	(115,412)
Net (increase) decrease in loans	(30,571)	2,475
Purchases of bank premises and equipment	(1,195)	(1,871)
Purchase of bank owned life insurance	—	(1,368)
Proceeds from sale of bank premises and equipment	28	6
Proceeds from sale of other real estate	1,911	646
Investment in low income housing	—	(39)

Net cash (used in) provided by investing activities	(51,013)	(13,221)
Cash flow from financing activities
Net increase in deposits	30,425	13,888
Repurchase of common stock	—	(1,231)
Net increase (decrease) in borrowed funds	8,142	(2,937)
Dividends paid	(1,773)	(1,666)

Net cash provided by financing activities	36,794	8,054
Net increase in cash and cash equivalents	(8,388)	(1,136)
Cash and cash equivalents at beginning of period	39,142	31,850

Cash and cash equivalents at end of period	$30,754	$30,714

Cash paid for interest	$12,180	$19,447

Cash paid for income taxes	$2,550	$2,550

Non-cash activity:
Stock dividend	$—	$6,747

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST COMPANY, INC. AND SUBSIDIARY

Notes to the Unaudited Condensed Consolidated Financial Statements

Accounting Policies:

          The accompanying unaudited condensed consolidated financial statements of The Peoples BancTrust Company, Inc, (“BancTrust”) and its subsidiary, The Peoples Bank and Trust Company (“Peoples Bank”), along with its subsidiaries Loan Express, Inc. and The Peoples Insurance Agency, Inc. have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods.  For further information refer to the consolidated financial statements and footnotes thereto included in BancTrust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Derivatives:

          In June of 2002, BancTrust entered into an agreement known as an “interest rate swap”.  Interest rate swaps are typically used to mitigate exposure to interest rate risk.  Pursuant to the agreement, will receive payment from its counterparty for the same amount of interest it is being charged on a $12,000,000 loan from the Federal Home Loan Bank of Atlanta (“FHLB”), which bears an interest rate of 6.85%.  In turn, BancTrust will pay its counterparty an amount equal to the one month London Inter-Bank Offering Rate (“LIBOR”) plus 2.61% on a specified day each calendar quarter.  The interest rate swap qualifies for treatment under the short-cut method of accounting; therefore, fluctuations in the fair value of the interest rate swap will be fully offset by fluctuations in the fair value of the underlying debt and have no effect on the results of operations of BancTrust.

Commitments and Contingencies:

          BancTrust and its subsidiaries are from time to time defendants in legal actions arising from normal business activities.  Management does not anticipate that the ultimate liability arising from litigation outstanding at September 30, 2002, will have a materially adverse effect on BancTrust’s financial statements.

Earnings Per Share (“EPS”):

          The following table reflects the reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation for the three months ended September 30, 2002 and 2001 (In Thousands except per share data):

	Quarter ended September 30, 2002			Nine months ended September 30, 2002

2002	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount

Basic EPS
Income available to common stockholders	$(401)	5,563	$(0.07)	$3,143	5,563	$0.57
Effect of dilutive securities
Stock options		18			15

Diluted EPS	$(401)	5,581	$(0.07)	$3,143	5,578	$0.56

	Quarter ended September 30, 2001			Nine months ended September 30, 2001

2001	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount

Basic EPS
Income available to common stockholders	$1,476	5,659	$0.26	$4,448	5,661	$0.79
Effect of dilutive securities
Stock options		8			9

Diluted EPS	$1,476	5,667	$0.26	$4,448	5,670	$0.78

Recent Accounting Pronouncements:

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

Intangible Assets:

Goodwill and other intangible assets at September 30, 2002 are detailed in the following table.

	As of September 30, 2002

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

	(in thousands)
Acquired intangible assets:
Core deposits	$2,872	$1,813	$1,059
Other	213	52	161

Total acquired intangible assets	$3,085	$1,865	$1,220

Non-amortizing goodwill:	$8,137	$1,934	$6,203

          Aggregate intangible amortization expense for the three and nine months ended September 30, 2002 was $52,000 and $172,000, respectively.  Aggregate intangible amortization expense for the year ended December 31, 2002 is estimated to be $219,000 and approximately $196,000 for each of the years ended December 31, 2003 through 2006.

          The following table presents net income and earnings per share as reported and adjusted to exclude tax effected amortization of goodwill that is no longer being amortized.

	For the three months ended September 30, 2002

	2002		2001

	Net Income	Earnings Per Share	Net Income	Earnings Per Share

	(in Thousands Except Per Share Data)
Basic earnings per share:
Net income / EPS	$(401)	$(0.07)	$1,476	$0.26
Add back goodwill amortization	—	—	56	0.01

Adjusted net income / EPS	$(401)	$(0.07)	$1,532	$0.27

Diluted earnings per share:
Net income / EPS	$(401)	$(0.07)	$1,476	$0.26
Add back goodwill amortization	—	—	56	0.01

Adjusted net income / EPS	$(401)	$(0.07)	$1,532	$0.27

	For the nine months ended September 30, 2002

	2002		2001

	Net Income	Earnings Per Share	Net Income	Earnings Per Share

	(in Thousands Except Per Share Data)
Basic earnings per share:
Net income / EPS	$3,143	$0.57	$4,448	$0.79
Add back goodwill amortization	—	—	167	0.03

Adjusted net income / EPS	$3,143	$0.57	$4,615	$0.82

Diluted earnings per share:
Net income / EPS	$3,143	$0.56	$4,448	$0.78
Add back goodwill amortization	—	—	167	0.03

Adjusted net income / EPS	$3,143	$0.56	$4,615	$0.81

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Critical Accounting Policies

          The accounting and reporting policies of BancTrust and its subsidiaries are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. BancTrust’s financial position and results of operations are affected by management’s application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in BancTrust’s consolidated financial position and/or consolidated results of operations. The more critical accounting and reporting policies include BancTrust’s accounting for the allowance for loan and lease losses, mergers and acquisitions and income taxes. BancTrust’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. Accordingly, BancTrust’s significant accounting policies are discussed in detail in BancTrust’s 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

          The following is a summary of BancTrust’s more subjective and complex accounting policies.

          The allowance for loan and lease losses is established and maintained at levels management deems adequate to cover losses inherent in the portfolio as of the balance sheet date and is based on management s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. Estimates for loan losses are arrived at by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan administration, the opinions of regulators, changes in the size and composition of the loan portfolio and peer group information. Also included in management s estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. These events may include, but are not limited to, a general slowdown in the economy, fluctuations in overall lending rates, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographical areas in which BancTrust conducts business.

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

FINANCIAL CONDITION

Cash and Cash Equivalents

          At September 30, 2002, cash and cash equivalents totaled $30,754,000, compared to $39,142,000 at December 31, 2001.  Comparing September 30, 2002 to December 31, 2001, increases in loans, net of the unearned discount (see “Loans”) as well as in securities available for sale (see “Investments”) were the primary causes of the reduction in cash and cash equivalents.  Cash and cash equivalents primarily consists of cash and due from banks, combined with federal funds sold and securities purchased under agreements to resell.  At September 30, 2002, cash and due from banks totaled $28,100,000 compared to $27,932,000 at December 31, 2001.  Federal funds sold and securities purchased under agreements to resell totaled $2,654,000 and $11,210,000 at September 30, 2002 and December 31, 2001, respectively.

Investments

          Total investment securities increased $18,082,000 to $168,103,000 at September 30, 2002, from $150,021,000 at December 31, 2001.  Deploying available funds from federal funds sold and securities purchased under agreements to resell, as well as borrowings from the FHLB into the investment securities portfolio, contributed to the increase at September 30, 2002 from December 31, 2001.

          At year-end 2001, and at September 30, 2002, the entire investment securities portfolio was classified as “available-for-sale”, resulting in the portfolio being marked-to-market.  At December 31, 2001, the portfolio had a net unrealized gain (net of taxes) of $648,000 as compared to a net unrealized gain (net of taxes) of $2,093,000 at September 30, 2002.  Market rates of interest declined from December 31, 2001 through the third quarter of 2002.  Consequently, the market value of fixed rate debt instruments held by BancTrust increased, resulting in a higher net unrealized gain (net of taxes) at September 30, 2002 than at December 31, 2001.

Loans

          Total loans, net of the unearned discount, increased $30,853,000 to $498,153,000 at September 30, 2002, from $467,300,000 at December 31, 2001.  The increase was realized in real estate loans and business loans, with personal loans continuing to decline.  BancTrust continues to market its traditional business loan products, as well as its commercial real estate lending services in its newer and larger markets with success.  Also, BancTrust has seen an increase in demand for such loans.

          Business loans, net of the unearned discount, increased $17,125,000 to $141,155,000 at September 30, 2002 from $124,030,000 at December 31, 2001.  This increase is primarily attributed to BancTrust’s marketing efforts in its newer and larger markets, as well as to the existence of higher levels of demand for business loans at September 30, 2002 than was present at December 31, 2001.

          Real estate loans, net of the unearned discount, increased $20,517,000 to $288,583,000 at September 30, 2002 from $268,066,000 at December 31, 2001.  BancTrust continues to place emphasis on originating loans that are secured by real estate, so as to minimize its exposure to loss in the event of default.  Additionally, BancTrust has observed an increase in demand for loans secured by commercial real estate.  At September 30, 2002, real estate loans comprised approximately 58% of the total loan portfolio.

          Personal loans, net of the unearned discount, decreased from $73,936,000 at December 31, 2001 to $66,283,000 at September 30, 2002.  Both increased competition from alternative sources of credit, and an increased level in denials of personal loan applications, were the primary causes of the decrease in the personal loan portfolio.  Alternative sources of credit primarily include credit cards and finance companies.  BancTrust continues to decline an increasing number of personal loan applications, due in large part to existing debt levels of personal loan applicants.

Allowance for Loan Losses

          Management’s estimate of uncollectible loans within BancTrust’s loan portfolio is represented by the allowance for loan losses.  The allowance for loan losses is established through charges against earnings in the form of a provision for loan losses.  A loan is charged against the allowance for loan losses when management determines that it is probable that BancTrust will not recover the entire loan balance, either through repayment from the customer or through collateral proceeds.  Should a loan that has been charged off be recovered, either partially or entirely, it is credited back to the allowance. Periodic reviews of the loan portfolio, that include analysis of such factors as current and expected economic conditions, historical loss experience and levels of non-accruing loans and delinquencies, determine the appropriate level at which to maintain the allowance for loan losses.  Because the allowance is based on assumptions and subjective judgments, it is not necessarily reflective of the charge-offs that may ultimately occur.

          Management monitors and evaluates all loans, in an effort to identify those which currently posses, or otherwise indicate characteristics of weakness, potential weakness or non-conformity with their original terms.  A loan is evaluated in light of its performance against its original stated terms, the value of the collateral securing the loan, known or anticipated economic events and or trends, and the on-going credit worthiness of the borrower and any guarantors.  If when a loan is evaluated, there is determined to be a deficiency (or deficiencies) in any of the aforementioned areas, the loan is added to a list of loans which are subject to heightened scrutiny, and for which additional loss reserves are maintained, depending on the magnitude of the deficiencies.  Such loans are referred to by management as “classified loans”.  A classified loan is monitored closely, which may include modifications through negotiations with the borrower.  Such modifications may include, but are not limited to, the assignment of additional collateral, the modification of repayment terms and the procurement of a guarantor(s).  Only after a classified loan has been paid back in full, or performs in a favorable manner for a sustained period of time, with all identified deficiencies having been duly discharged and documented, will it no longer receive the exceptionally close and frequent monitoring previously described.

          A routine examination by federal and state banking regulators, which included a detailed analysis of the loan portfolio, was performed in the third quarter of 2002.  As a result, management deemed it appropriate to increase the level of classified loans to $47,125,000 at September 30, 2002.  When compared to total classified loans at December 31, 2001 of $28,773,000, this is an increase of $18,352,000, or 63.8%.  The increase in classified loans resulted in additions to the allowance for loan losses of approximately $3,000,000 over and above those additions that occurred through what management would consider the routine accrual of provision for loan losses.  These additional amounts were incurred primarily as a result of the identification of increased risks within the agricultural and commercial real estate sectors of the loan portfolio.  It is management’s belief that, at its current level, the allowance for loan losses is sufficient to absorb any potential losses that currently exist in BancTrust’s loan portfolio.

          Also during the quarter ended September 30, 2002, BancTrust received a deed in lieu of foreclosure for a $6.5 million multi-family commercial real estate loan. Upon taking possession of the property, the loan was reclassified to Other Real Estate and the carrying amount of the credit was reduced by approximately $1 million, to its estimated value of $5.5 million, including estimated costs of disposal. BancTrust has installed new management and is actively marketing the property for sale.

          Management continues to enhance the processes and criteria used in identifying classified loans.  It is management’s intent to bring into focus those areas of its lending function that will benefit most from increased efforts in lender training, credit underwriting and loan relationship management.  Management is firmly committed to devoting the necessary time, energy and other resources to the issue of credit quality.

          At September 30, 2002, BancTrust’s allowance for loan losses had a balance of $11,173,000, as compared to $7,666,000 at December 31, 2001.  The ratio of the allowance to total loans, net of the unearned discount, was 2.24% and 1.64% at September 30, 2002 and December 31, 2001, respectively.  As a percentage of total loans, net of the unearned discount, non-accruing loans increased to 1.29% at September 30, 2002, as compared to 1.22% at December 31, 2001.  The coverage of the allowance to non-accruing loans was 174% and 134% at September 30, 2002 and December 31, 2001, respectively.  The following table indicates the loan charge off and recovery activity of BancTrust for both the three and six months ended September 30, 2002 and 2001.

	Three Months Ended September 30,		Nine Months Ended September 30,

	(unaudited)		(unaudited)
	2002	2001	2002	2001

Loans charged-off	$1,753,000	$741,000	$3,063,000	$1,882,000
Loans previously charged-off then recovered	(140,000)	(172,000)	(518,000)	(626,000)

Net loans charged-off	$1,613,000	$569,000	$2,545,000	$1,256,000

Deposits

          Total deposits at September 30, 2002 were $592,683,000, representing a $30,425,000 increase over the December 31, 2001 total of $562,258,000.  Non-interest bearing deposits increased $8,345,000, from $66,401,000 at December 31, 2001 to $74,746,000 at September 30, 2002.  Interest bearing deposits increased $22,080,000, from $495,857,000 at December 31, 2001 to $517,937,000 at September 30, 2002.

          The increase in interest bearing deposits is primarily accounted for in interest bearing transaction accounts such as Negotiable Order Withdrawl (“NOW”) accounts, and Insured Money Market Accounts (“IMMA”).  At December 31, 2001 interest bearing transaction accounts totaled $146,673,000.  At September 30, 2002, interest bearing transaction accounts totaled $181,202,000.  Management believes that many customers chose to place funds on deposit with BancTrust rather than invest them in the equities markets, and in some cases, transferred funds out of the equities markets and into BancTrust.  Additionally, management believes that many customers have placed funds in these interest bearing transaction accounts, which have no contractual maturity, rather than in term certificates of deposits which have recently paid historically low rates of interest.  This is evidenced by a significant reduction in time deposits.  At September 30, 2002 time deposits totaled $297,356,000 compared to $310,915,000 at December 31, 2001.

          At September 30, 2002 and at December 31, 2001, BancTrust held $10,000,000 of deposits placed by brokers (“brokered deposits”).  Brokered deposits are more likely to be withdrawn from BancTrust upon maturity, than other more traditional types of deposits.  These deposits are fully insured by the Federal Deposit Insurance Corporation and are deployed by management to meet short-term funding needs.

Liquidity

          The term “liquidity” refers to the ability of BancTrust to meet its needs for cash.  Such needs primarily include lending, withdrawal demands of customers and payment of operating expenses.   Liquidity is generally provided through deposit growth, the rollover of maturing deposits and the utilization of external sources of funds (“borrowed funds”).

          The major component of borrowed funds is borrowings from the FHLB.  At September 30, 2002, FHLB borrowings totaled $64,442,000, which was a $9,111,000 increase from December 31, 2001 when the balance was $55,331,000.  FHLB borrowings were used to fund both investment securities purchases (see “Investments”) and loans.

          At September 30, 2002, BancTrust had unused lines of credit totaling approximately $121,000,000, which included federal funds lines, and other lines with unaffiliated financial institutions.

Stockholders’ Equity and Regulatory Capital

          At September 30, 2002, total stockholders’ equity was $69,956,000 compared to $67,148,000 at December 31, 2001.  This change represents an increase of $2,808,000 that is accounted for as follows:  net income - $3,143,000, dividends declared and paid - $1,780,000 and an increase in accumulated other comprehensive income, net of tax of $1,445,000.  Net income had the effect of increasing stockholders’ equity, as did the increase in accumulated other comprehensive income, net of tax, while dividends declared and paid had the effect of lowering stockholders’ equity.

          Risk-based capital regulations require all bank holding companies and banks to achieve and maintain a minimum total capital to risk based assets ratio of 8%, at least half of which must be in the form of Tier 1 capital (consisting of stockholders’ equity less goodwill).  The following table indicates the risk-based capital ratios of BancTrust and Peoples Bank at September 30, 2002.

	Risk-Based Capital Ratios & Leverage Ratios As of September 30, 2002

	Dollars in Thousands
	BancTrust		Peoples Bank

RISK-BASED CAPITAL RATIOS
Tier 1 Capital	$60,337	11.02%	$61,472	11.24%
Tier 1 Capital – Minimum Required	21,906	4.00%	21,884	4.00%

Excess	$38,431	7.02%	$39,588	7.24%
Total Capital	$67,236	12.28%	$68,364	12.50%
Total Capital – Minimum Required	43,813	8.00%	43,769	8.00%

Excess	$23,423	4.28%	$24,595	4.50%
Net risk-weighted assets	$547,659		$547,108
LEVERAGE RATIOS
Total Tier 1 Capital	$60,337	8.40%	$61,472	8.56%
Minimum Leverage Requirement	28,735	4.00%	28,710	4.00%

Excess	$31,602	4.40%	$32,762	4.56%
Average Total Assets,
Net of all intangibles	$718,367		$717,762

RESULTS OF OPERATIONS

Interest Rates

          During 2001, general market rates of interest declined significantly and at September 30, 2002 were at historically low levels.  General and significant economic downturns in the United States, coupled with significant devaluation in the equities markets, have been factors in the downward trend of interest rates.  As a result, BancTrust was negatively impacted in 2001.  Conversely, market interest rates have been relatively stable in 2002, which has had a generally positive impact on BancTrust.  Both interest income and interest expense are considerably lower for 2002 periods than they were in 2001 periods.

          Interest income earned on loans has been impacted because in order to remain competitive, BancTrust has had to charge lower rates of interest on new loans in recent periods.  Also, the rates of interest earned on variable rate loans have decreased with general market rates.  Additionally, BancTrust has had to be willing to accept lower rates of return on investment securities than it has traditionally earned in prior periods.

          Interest expense on deposits has been impacted, because BancTrust has been able to pay lower rates of interest to its deposit customers in recent periods than it paid in prior periods.  Management believes BancTrust has been able to retain customer deposits at these lower rates, because the interest rates available to the public at other financial institutions do not appear to be significantly different from those offered by BancTrust.

          Interest expense on borrowed funds has been impacted by lower interest rates as well.  The majority of BancTrust’s borrowed funds are from FHLB.

          The effect on net interest income has been generally positive when comparing 2002 periods to 2001 periods.  The reason for this is that during 2001 when interest rates were declining rapidly, the income earned on loans and investments was declining faster than the expense being paid for interest bearing deposits and borrowed funds.  In 2002, interest rates have been relatively stable.  Consequently, the relationship of interest expense paid on interest bearing deposits and borrowed funds to interest income earned on loans and investments has improved, as interest bearing deposits and borrowed funds have continued to reprice downward.

Three months ended September 30, 2002, Compared to Three months ended September 30, 2001

          Like many financial institutions, the profitability of BancTrust is largely dependent on the net interest income it is able to generate.  Simply stated, net interest income is the difference between the interest earned on loans and investments, and the interest expense paid on deposits and borrowings.

          Interest income for the quarter ended September 30, 2002 (the “2002 quarter”) totaled $11,158,000.  For the quarter ended September 30, 2001 (the “2001 quarter”) interest income totaled $12,797,000.  This decrease of $1,639,000 is primarily due to a decrease in the average yield earned on interest-earning assets.  In the 2002 quarter, the average annual yield earned on these assets was 6.69%, compared to 8.05% for the 2001 quarter.  For the 2002 and 2001 quarters, the average volume of interest-earning assets totaled $662,119,000 and $630,705,000, respectively.  In general, market rates of interest have been at historically low levels (see “Interest Rates”).

          Interest income earned on investment securities in the 2002 quarter totaled $1,986,000 compared to $1,829,000 for the 2001 quarter.  The investment securities portfolio earned an average annual yield of 4.80% on average volume of $164,209,000 in the 2002 quarter, and 5.68% on average volume of $127,864,000 in the 2001 quarter.  The increase in the average volume of investment securities between the two quarters is the primary reason for the increased income.  Available funds were placed in the investment securities portfolio, in order to earn higher rates of return than would have been earned had the funds been placed in, or remained in, cash equivalent instruments such as federal funds sold or securities purchased under agreements to resell.  Consequently, the average balance of investment securities increased.

          Interest and fee income earned on loans totaled $9,091,000 in the 2002 quarter, which was a $1,564,000 decrease from the 2001 quarter total of $10,655,000.  A reduction in the average annual yield earned on the loan portfolio in the 2002 quarter was the primary reason for the decrease.  In the 2002 quarter, the loan portfolio generated an average annual yield of 7.36% on average volume of $489,815,000.  In the 2001 quarter, the loan portfolio generated an average annual yield of 8.93% on average volume of $473,423,000.  Lower market rates of interest in the 2002 quarter than in the 2001 quarter were the primary reason for the decreased loan yields (see “Interest Rates”).

          In the 2002 quarter, interest and fee income on real estate loans totaled $5,262,000 compared to $5,791,000 in the 2001 quarter.  This reduction is primarily attributable to a decrease in the average annual yield earned on real estate loans from the 2001 quarter to the 2002 quarter (see “Interest Rates”).  In the 2002 quarter, real estate loans earned an average annual yield of 7.20% on average volume of $289,866,000.  In the 2001 quarter, the average annual yield earned was 8.80% on average volume of $260,975,000. The increase in the average volume of real estate loans from the 2001 quarter to the 2002 quarter was primarily because BancTrust continues to place emphasis on originating loans which are secured by real estate (see “Loans”).

          Interest and fee income on business loans totaled $2,045,000 in the 2002 quarter, and $2,553,000 in the 2001 quarter.  A decrease in the average annual yield was the primary cause for the $508,000 reduction in income on business loans, as the average volume of such loans increased.  Business loans earned an average annual yield of 6.12% on average volume of $132,604,000 in the 2002 quarter, and an average annual yield of 7.77% on average volume of $130,423,000 in the 2001 quarter.  Lower market interest rates (see “Interest Rates”) in the 2002 quarter compared to the 2001 quarter were the primary reason for the reduction in yield on business loans.  Increased demand for business loans, (see “Loans”) was the primary factor in the increased average volume of such loans in the 2002 quarter compared to the 2001 quarter.

          Interest and fee income on personal loans totaled $1,784,000 and $2,311,000 for the 2002 and 2001 quarters, respectively.  The $527,000 reduction in interest and fee income on personal loans is attributed to decreases in both the average annual yield earned and average volume in the 2002 quarter compared to the 2001 quarter.  In the 2002 quarter, personal loans earned an average annual yield of 10.51% on an average volume of $67,345,000.  In the 2001 quarter, personal loans earned an average annual yield of 11.18% on an average volume of $82,026,000.  Lower market interest rates (see “Interest Rates”), as well as fewer personal loan originations (see “Loans”), contributed to lower yields and average volumes in the 2002 quarter.

          Interest expense on deposits in the 2002 quarter totaled $2,725,000, which represented a $2,163,000 decrease from the 2001 quarter total of $4,888,000.  The largest factor in this reduction was the average annual rate of interest paid on interest bearing deposits between the two quarters.  In the 2002 quarter, the average annual rate of interest paid on interest bearing deposits was 2.12%, compared to 4.02% in the 2001 quarter (see “Interest Rates”).  The average volume of interest bearing deposits in the 2002 and 2001 quarters was $510,709,000 and $482,348,000, respectively (see “Deposits”).

          Interest expense on borrowed funds, including federal funds purchased and securities sold under agreements to repurchase, totaled $792,000 in the 2002 quarter and $914,000 in the 2001 quarter.  A reduction in the average annual rate of interest paid on borrowed funds is the primary reason for the decline in interest expense on borrowed funds between the 2001 and 2002 quarters.  In the 2002 and 2001 quarters, the average annual rate of interest paid on borrowed funds was 4.62% and 5.97%, respectively.  The average volume of borrowed funds for the 2002 and 2001 quarters was $68,080,000 and $60,700,000, respectively.

          The resulting net interest income for the 2002 quarter totaled $7,641,000, representing a $646,000 increase over the 2001 quarter total of $6,995,000.  When expressed as an average annual rate, net interest income as a percent of average earning assets is referred to as the “net interest margin”.  The net interest margin for the 2002 quarter was 4.58%, compared to 4.40% for the 2001 quarter.

          Provision for loan losses in the 2002 quarter totaled $4,375,000, compared to $876,000 in the 2001 quarter.  This increase of $3,499,000 is primarily attributable to BancTrust increasing its allowance for loan losses in the 2002 quarter as a result of identifying additional classified loans, and for which increased reserves were allocated, as compared to the 2001 quarter (see “Allowance for Loan Losses”).

          Realized gains on securities totaled $121,000 in the 2002 quarter and $271,000 in the 2001 quarter.  BancTrust has reallocated funds within its investment securities portfolio, selling short term, callable securities and purchasing longer term securities.  Longer term securities typically earn a higher rate of interest than short term securities.  The selling of the short term securities generated the majority of realized gains in the 2002 quarter.

          Other noninterest income totaled $2,161,000 in the 2002 quarter, and $2,012,000 in the 2001 quarter.  BancTrust realized income on bank owned life insurance policies purchased in the fourth quarter of 2001.  Management believes that the income realized from the bank owned life insurance represents a favorable return on the premiums paid.

          Noninterest expense decreased slightly from $6,216,000 in the 2001 quarter to $6,145,000 in the 2002 quarter.  Management places significant focus on the area of noninterest expense.  It is Management’s belief that it must continually endeavor to reduce these expenses while maintaining adequate staffing and facilities to compete effectively in its markets. Salaries and benefits were up slightly in the 2002 quarter over the 2001 quarter, increasing to $3,481,000 from $3,447,000.  Management regards such a small increase as a positive indication that its efforts to control salaries and benefits expenses are having their intended results.  Premises and fixed assets expense as well as other noninterest expense all declined in the 2002 quarter when compared to the 2001 quarter.  Premises and fixed assets expense decreased to $1,088,000 in the 2002 quarter from $1,149,000 in the 2001 quarter.  Other noninterest expense decreased to $1,576,000 in the 2002 quarter from $1,620,000 in the 2001 quarter.

Nine Months Ended September 30, 2002, Compared to Nine Months Ended September 30, 2001

          Interest income for the nine months ended September 30, 2002 totaled $33,140,000.  For the nine months ended September 30, 2001 interest income totaled $39,495,000.  This decrease of $6,355,000 is primarily due to a decrease in the average yield earned on interest-earning assets.  In the nine months ended September 30, 2002, the average annual yield earned on these assets was 6.79%, compared to 8.39% for the nine months ended September 30, 2001.  Market rates of interest were at generally lower levels through the nine months ended September 30 , 2002 than for the same period in 2001 (see “Interest Rates”).  For each of the nine months ended September 30, 2002 and 2001, the average volume of interest-earning assets totaled $652,250,000 and $629,391,000, respectively.

          Interest income earned on investment securities in the nine months ended September 30, 2002 totaled $5,921,000 compared to $5,339,000 for the nine months ended September 30, 2001, representing an increase of $582,000.  This increase was primarily attributable to an increase in the average balance of the investment securities portfolio, as the average annual yield earned on the portfolio declined.  During the nine months ended September 30, 2002, the investments securities portfolio earned an average annual yield of 4.92% on average volume of $161,008,000.  During the nine months ended September 30, 2001, the investments securities portfolio earned an average annual yield of 5.86% on average volume of $121,880,000.  Lower market interest rates (see “Interest Rates”) contributed to lower yields on the investment securities portfolio between the two periods.  Deploying available funds in the investment securities portfolio contributed to the increase in average balances between the two periods (see “Investments”).

          Interest and fee income earned on loans totaled $26,981,000 in the nine months ended September 30, 2002, which was a $5,993,000 decrease from the nine months ended September 30, 2001 total of $32,974,000.  A reduction in the average annual yield earned on the loan portfolio in the nine months ended September 30, 2002 was the primary reason for the decrease.  In the nine months ended September 30, 2002, the loan portfolio generated an average annual yield of 7.55% on average volume of $477,986,000.  In the nine months ended September 30, 2001, the loan portfolio generated an average annual yield of 9.33% on average volume of $472,429,000.  Lower market interest rates (see “Interest Rates”) contributed to lower yields on the loan portfolio between the two periods.  Loans grew throughout the nine months ended September 30, 2002 (see “Loans”), which contributed to the increase in the average balance.

          In the nine months ended September 30, 2002, interest and fee income on real estate loans totaled $15,537,000 compared to $17,212,000 in the nine months ended September 30, 2001.  This reduction is primarily attributable to a decrease in the average annual yield earned on real estate loans from the nine months ended September 30, 2001 to the nine months ended September 30, 2002.  In the nine months ended September 30, 2002, real estate loans earned an average annual yield of 7.39% on average volume of $281,174,000.  In the nine months ended September 30, 2001, the average annual yield earned was 9.09% on average volume of $253,080,000.  Lower market interest rates (see “Interest Rates”) contributed to lower yields on real estate loans between the two periods.  BancTrust continues to place emphasis on originating loans secured by real estate, which contributed to the significant increase in the average balance of real estate loans when comparing the two periods (see “Loans”).

          Interest and fee income on business loans totaled $5,835,000 in the nine months ended September 30, 2002, and $8,327,000 in the nine months ended September 30, 2001.  A decrease in both average annual yield and average volume accounted for the $2,492,000 reduction in interest and fee income on business loans between the nine months ended September 30, 2002 and 2001.  In the nine months ended September 30, 2002, business loans earned an average annual yield of 6.12% on average volume of $127,374,000.  In the nine months ended September 30, 2001, business loans earned an average annual yield of 8.44% on average volume of $131,961,000.  Lower market interest rates (see “Interest Rates”) contributed to lower yields on business loans between the two periods.  While the average balance of business loans for the 2002 quarter was higher than for the 2001 quarter (see “Three months ended September 30, 2002, Compared to Three months ended September 30, 2001”), the average balance for the nine months ended September 30, 2002 was lower than for the same period in 2001.  This indicates that growth in business loans (see “Loans”) came at a faster pace during the 2002 quarter than during the preceding six months of 2002.

          Interest and fee income on personal loans totaled $5,609,000 and $7,435,000 for each of the nine months ended September 30, 2002 and 2001, respectively.  The $1,826,000 reduction in interest and fee income on personal loans is attributed to decreases in both the average annual yield earned and average volume in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.  In the nine months ended September 30, 2002, personal loans earned an average annual yield of 10.80% on an average volume of $69,438,000.  In the nine months ended September 30, 2001, personal loans earned an average annual yield of 11.38% on an average volume of $87,388,000.  Lower market interest rates (see “Interest Rates”) contributed to lower yields on personal loans between the two periods.  The average balance of personal loans was lower in the nine months ended September 30, 2002 than for the same period in 2001, because BancTrust continues to originate fewer such loans than it traditionally has in the past (see “Loans”).

          Interest expense on deposits for the nine months ended September 30, 2002 totaled $8,574,000, which represented a $7,724,000 decrease from the nine months ended September 30, 2001 total of $16,298,000.  The largest factor in this reduction was the average annual rate of interest paid on interest bearing deposits between the two periods.  In the nine months ended September 30, 2002, the average annual rate of interest paid on interest bearing deposits was 2.28%, compared to 4.53% in the nine months ended September 30, 2001.  The average volume of interest bearing deposits in the nine months ended September 30, 2002 and 2001 was $501,922,000 and $480,930,000, respectively.  Lower market interest rates (see “Interest Rates”) contributed to the decreased average annual rate of interest paid on interest bearing deposits between the two periods.  Also, a change in the allocation of funds among the various types of interest bearing deposit accounts contributed to the reduction of interest expense on interest bearing deposits (see “Deposits”).

          Interest expense on borrowed funds, including federal funds purchased and securities sold under agreements to repurchase, totaled $2,482,000 in the nine months ended September 30, 2002 and $2,753,000 in the nine months ended September 30, 2001.  A reduction in the average annual rate of interest paid on borrowed funds is the primary reason for this decline.  In the nine months ended September 30, 2002 and 2001, the average annual rate of interest paid on borrowed funds was 5.22% and 5.99%, respectively.  The average volume of borrowed funds for the nine months ended September 30, 2002 and 2001 was $63,517,000 and $61,494,000, respectively.

          The resulting net interest income for the nine months ended September 30, 2002 totaled $22,084,000, representing a $1,640,000 increase over the nine months ended September 30, 2001 total of $20,444,000.  The net interest margin for the nine months ended September 30, 2002 was 4.53%, compared to 4.34% for the nine months ended September 30, 2001.

          Provision for loan losses in the nine months ended September 30, 2002 totaled $6,052,000, compared to $2,592,000 in the nine months ended September 30, 2001.  This increase of $3,460,000 is primarily attributable to BancTrust increasing its allowance for loan losses in the third quarter of 2002 as a result of identifying more classified loans, and for which increased reserves were allocated, compared to the nine months ended September 30, 2002 (see “Allowance for Loan Losses”).

          Realized gains on securities totaled $650,000 in the nine months ended September 30, 2002 and $604,000 in the nine months ended September 30, 2001.  BancTrust has reallocated funds within its investment securities portfolio, selling short term, callable securities and purchasing longer term securities.  Longer term securities typically earn a higher rate of interest than short term securities.  The selling of the short term securities generated the majority of realized gains in the nine months ended September 30, 2002.

          Other noninterest income totaled $6,493,000 in the nine months ended September 30, 2002, and $6,003,000 in the nine months ended September 30, 2001.  BancTrust realized income on bank owned life insurance policies purchased in the fourth quarter of 2001.  Management believes that the income realized from the bank owned life insurance represents a favorable return on the premiums paid.

          Noninterest expense increased $755,000, from $17,917,000 in the nine months ended September 30, 2001 to $18,672,000 in the nine months ended September 30, 2002.  Management places significant focus on the area of noninterest expense.  It is Management’s belief that it must continually endeavor to reduce these expenses while maintaining adequate staffing and facilities to compete effectively in its markets.  The majority of the increase was in salaries and benefits expense.  Scheduled salary increases, the hiring of additional personnel in newer markets and an increase in the expense associated with BancTrust’s defined benefits pension plan, accounted for a $685,000 increase in salaries and benefits expense from $9,865,000 in the nine months ended September 30, 2001, to $10,550,000 in the nine months ended September 30, 2002.  Premises and fixed assets expense was up slightly in the nine months ended September 30, 2002 to $3,299,000 from $3,127,000 for the same period in 2001.  Other noninterest expense totaled $4,823,000 for the nine months ended September 30, 2002 and $4,925,000 for the same period in 2001.  Management believes there are positive indications that its efforts in the area of noninterest expense have begun to bring about their desired results.  Salaries increases were anticipated and scheduled, premises and fixed asset expense we up only slightly, as was expected, and other noninterest expense was reduced.

IMPACT OF NEW ACCOUNTING STANDARDS

          See Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

          Interest sensitivity is one measure of the vulnerability of earnings to changes in the general level of interest rates.  Whenever interest-earning assets reprice to market interest rates at a different pace than interest-bearing liabilities, interest income performance will be affected favorably or unfavorably during periods of changes in general interest rates.  Management is unable to predict future changes in market rates and their impact on BancTrust’s profitability.  Numerous interest rate reductions during 2001 materially impacted both interest income and expense in both the nine months and quarters ended September 30, 2002 as compared to the same periods in 2001.  Management believes that the current relationship of interest-earning assets to interest-bearing liabilities provides adequate protection against any potential negative impact arising from changes in market rates of interest.

Item 4.	Controls and Procedures

          Within 90 days prior to the date of this report, BancTrust carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based on this evaluation, BancTrust chief executive officer and chief financial officer concluded that BancTrust’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic SEC reports.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

          In addition, BancTrust reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II – OTHER INFORMATION

Item 5.	Other Information

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

THE PEOPLES BANCTRUST COMPANY, INC.

Date: November 12, 2002	/s/ RICHARD P. MORTHLAND

Richard P. Morthland Chairman and Chief Executive Officer

Date: November 12, 2002	/s/ ANDREW C. BEARDEN, JR.

Andrew C. Bearden, Jr. Executive Vice President and Chief Financial Officer

Date: November 12, 2002	/s/ THOMAS P. WILBOURNE

Thomas P. Wilbourne Vice President (Principle Accounting Officer)

CERTIFICATIONS

I, Richard P. Morthland, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Peoples BancTrust Company, Inc. (“registrant”);
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls;

b.	and any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ RICHARD P. MORTHLAND

Richard P. Morthland Chief Executive Officer

I, Andrew C. Bearden, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Peoples BancTrust Company, Inc. (“registrant”);
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls;

b.	and any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ ANDREW C. BEARDEN, JR.

Andrew C. Bearden, Jr. Chief Financial Officer