Form 10-K
period 2002-12-31
PEOPLES BANCTRUST CO INC
filed 2003-03-31
CIK 762128

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number 0-13653

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

Indicate by check mark, whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2)

YES ☐	NO ☒

The registrant’s voting stock is traded on the Nasdaq SmallCap Market.  The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price ($13.47 per share) at which the stock was sold on, June 28, 2002, was approximately $55,322,893.  For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant’s Common Stock.

As of the close of business on March 25, 2003, 5,562,802 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated By Reference

Part III:
Portions of the definitive proxy statement for the Annual Meeting of the Shareholders.

PART I

ITEM 1.	BUSINESS

Forward-Looking Statements

          This Annual Report on Form 10-K of the Peoples BancTrust Company, Inc. (“BancTrust”) contains forward-looking statements.  Additional written or oral forward-looking statements may be made by BancTrust from time to time in filings with the Securities and Exchange Commission (“SEC”) or otherwise.  The words “believe,” “expect,” “seek,” and “intend” and similar expressions identify forward-looking statements, which speak only as of the date the statement is made.  Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such statements may include, but are not limited to, projections of income or loss, expenditures, acquisitions, plans for future operations, financing needs or plans relating to services of BancTrust, as well as assumptions relating to the foregoing.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.  Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

          BancTrust does not undertake, and specifically disclaims, any obligation to publicly release the results of revisions which may be made to forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

          BancTrust maintains an internet website, located at www.peoplesbt.com.  Corporate information, to include access to SEC filings, is contained on the website.

The Peoples BancTrust Company, Inc. and The Peoples Bank and Trust Company

          BancTrust is a bank holding company incorporated under the laws of the State of Alabama in 1984.  BancTrust is registered under the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”).  BancTrust is the holding company for The Peoples Bank and Trust Company (“Peoples Bank”), which was chartered by the State of Alabama in 1902 and acquired by BancTrust in 1985.

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

          Peoples Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”), and its deposit accounts are insured by the FDIC to the maximum allowed by law.  Peoples Bank is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “FRB”) and the State Banking Department of the State of Alabama (the “Banking Department”).  There are also various requirements and restrictions under the laws of the United States of America and the State of Alabama, which affect the operations of Peoples Bank.  These laws include usury requirements, restrictions relating to securities and other requirements.  See “Regulation, Supervision and Governmental Policy.”

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

Lending Activities

          Loan Composition.  The following table sets forth a five-year comparison of major categories of BancTrust’s loans.

	At December 31,
	(In thousands)

	2002	2001	2000	1999	1998

Commercial and industrial	$147,233	$124,033	$140,410	$127,071	$116,783
Real estate - mortgage(1)	288,742	269,962	244,143	200,996	120,918
Personal	62,522	72,462	89,900	99,857	110,306
Overdrafts and credit line	1,918	2,368	2,384	10,767	10,786

Total loans	$500,415	$468,825	$476,837	$438,691	$358,793

Less:
Unearned discount	$1,157	$1,525	$2,039	$1,959	$2,154
Allowance for loan losses	10,257	7,666	6,072	5,333	4,291

Total loans, net	$489,001	$459,634	$468,726	$431,399	$352,348

(1)  Includes real estate-construction loans.

          The above loans include agricultural loans totaling approximately $8.3 million, $9.1 million, $13.6 million, $22.4 million and $21.9 million at December 31, 2002, 2001, 2000, 1999 and 1998, respectively.  Such agricultural loans do not include other business or personal loans the proceeds of which were used for non-agricultural purposes. The primary source of repayment of these loans is a farm commodity (e.g., timber).  See Note 5 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits, Financial Statement Schedules and Reports on Form 8-K”.

          Loan Maturities.  The following table reflects at December 31, 2002 the dollar amount of loans maturing or subject to rate adjustment based on their contractual terms.  Loans with fixed rates are reflected based upon the contractual repayment schedule, while loans with variable interest rates are reflected based upon the contractual repayment schedule up to the contractual rate adjustment date.  Demand loans, loans having no stated schedule of repayments and loans having no stated maturity are reported as due within three months.

	0-3 Months	4-12 Months	1-5 Years	After 5 Years	Total

	(In thousands)
Commercial and industrial	$101,302	$11,237	$27,043	$7,651	$147,233
Real estate-mortgage	102,943	63,263	58,812	63,724	288,742
Personal, overdrafts and credit lines	9,378	14,728	37,760	2,574	64,440

Total	$213,623	$89,228	$123,615	$73,949	$500,415

Loans with fixed interest rates	$19,290	$29,212	$68,451	$63,170	$180,123
Loans with variable interest rates	194,333	60,016	55,164	10,779	320,292
Total	$213,623	$89,228	$123,615	$73,949	$500,415

          Commercial and Industrial Loans. These loans are generally originated in BancTrust’s primary market area.  BancTrust’s commercial and industrial loans are made for a variety of business purposes, including working capital, inventory, equipment and capital expansion.  At December 31, 2002, commercial and industrial loans outstanding totaled $147.2 million, or 29.42% of BancTrust’s total loan portfolio.  The terms for commercial and industrial loans are generally less than one year.  Commercial and industrial loan applications must be supported by current financial information on the borrower and, where appropriate, by adequate collateral.  Approval of the loans is subject to the borrower qualifying for the loan under BancTrust’s underwriting standards.  These types of loans are generally considered to be a higher credit risk than other loans originated by BancTrust.

          Real Estate Mortgage Loans.  BancTrust also originates one-to-four family, owner-occupied residential mortgage loans secured by property located in BancTrust’s primary market area.  BancTrust’s residential mortgage loans totaled approximately $103.9 million at December 31, 2002.  Commercial, construction and development and other real estate mortagage loans comprised the balance of the real estate mortgage loan portfolio at December 31, 2002. BancTrust had $288.7 million, or 57.7% of its total loan portfolio, in real estate mortgage loans at December 31, 2002.

          Personal Loans.  At December 31, 2002, BancTrust’s personal loan portfolio totaled $64.4 million, or 12.88% of BancTrust’s total net loan portfolio.  BancTrust’s personal loan portfolio is comprised of automobile loans (including automobile loans originated by dealers), home improvement loans, unsecured personal notes, mobile home loans, boat loans and loans secured by savings deposits.  Although personal loans tend to have a higher risk of default than other loans, management believes its monitoring and review processes provide sufficient safeguards.  These loans tend to be significantly affected by the local economy.  Furthermore, BancTrust has experienced increased competition from non-banking institutions in the consumer credit market, as well as redutions in the credit quality of personal loan applicants.  Management has elected to reduce its focus on personal loan originations, and continues to closely monitor the quality and performance of the personal loan portfolio.

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

	At December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Loans accounted for on a nonaccrual basis	$6,128	$5,721	$2,442	$2,840	$3,888
Accruing loans which are contractually past due 90 days or more as to interest or principal payments	—	—	—	—	—
Accruing loans, the terms of which have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower	454	81	65	71	187
The gross interest income that would have been recorded in the period then ended if the nonaccrual and restructured loans had been current in accordance with their original terms and had been outstanding through the period or since origination, if held for part of the period	572	349	161	310	162
The amount of interest income on nonaccrual and retructured loans that was included in net income for the period	$305	$48	$22	$42	$58

          Management of BancTrust has identified certain loans totaling approximately $45.2 million at December 31, 2002 (including loans identified in the above table) which it has determined require special attention due to potential weaknesses.  The largest five loans aggregated approximately $12.9 million and ranged in size from $1.1 million to $5.7 million.  It is management’s opinion that the allowance for loan losses (see below) is adequate to absorb probable losses related to such loans.  Aggressive efforts continue to reduce principal, secure additional collateral and improve the overall payment status of these loans.  The vast majority of these loans are collateralized, with approximately $.8 million being unsecured.  $24.7 million are secured by real estate, with the balance being secured by other collateral.

          Management has deployed significant resources toward enhancing processes used in identifying loans it has determined require special attention due to potential weakness.  For example, the criteria by which loans are determined to possess potential weaknesses have been broadened, so as to allow for an increasing number of loans to be more closely scrutinized, and more frequently reviewed.  Management anticipates that it will deploy additional resources toward the process of identifying and monitoring loans that require special attention due to potential weakness.  See Item 7.- “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

          Loan Loss Experience.  See Notes 1 and 5 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits, Financial Statement Schedules and Reports on Form 8-K”.

          The allowance for possible loan losses at BancTrust is maintained at a level which, in management’s opinion, is adequate to absorb all probable losses on loans then present in the loan portfolio.  The amount of the allowance is affected by:  (1) loan charge-offs, which decrease the allowance; (2) recoveries on loans previously charged-off, which increase the allowance; and (3) the provision of possible loan losses charged against income, which increases the allowance.  In determining the provision for possible loan losses, management monitors fluctuations in the allowance resulting from actual charge-offs and recoveries.  Also, management periodically reviews the size and composition of the loan portfolio in light of economic conditions in an effort to evaluate portfolio risks.  Ultimately, the amount of the provision charged against income is an amount sufficient to maintain the allowance at a level consistent with management’s assessment of the aforementioned portfolio risks.

          The following table is a summary of activity in the allowance for loan losses:

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Balance at beginning of year	$7,666	$6,072	$5,333	$4,291	$3,446
Charge-offs:
Commercial and industrial	1,256	426	1,367	1,252	1,622
Real estate-mortgage (1)	1,652	49	339	129	19
Personal	2,269	2,158	1,951	3,062	1,739
Overdrafts and credit lines	72	77	115	73	68

Total charge-offs	5,249	2,710	3,772	4,516	3,448
Recoveries:
Commercial and industrial	30	57	219	191	524
Real estate-mortgage (1)	13	25	178	22	96
Personal	569	740	820	805	738
Overdrafts and credit lines	24	19	17	20	7

Total recoveries	636	841	1,234	1,038	1,365

Net charge-offs	(4,613)	(1,869)	(2,538)	(3,478)	(2,083)
Additions charged to operations	7,204	3,463	3,277	4,520	2,336
Additions due to acquisition	—	—	—	—	592

Balance at end of year	$10,257	$7,666	$6,072	$5,333	$4,291

           (1)       Includes real estate-construction loans.

          The following table presents an allocation of BancTrust’s allowance for loan losses at the dates indicated:

	At December 31,

	2002		2001		2000		1999		1998

	(Dollars in thousands)
	%	Amount	%	Amount	%	Amount	%	Amount	%	Amount

Commercial and industrial	38%	$3,910	32%	$2,451	29%	$1,777	29%	$1,771	28%	$1,201
Real estate mortgage (1)	32%	3,269	29%	2,254	2%	123	3%	180	5%	215
Personal	30%	3,078	39%	2,961	69%	4,172	54%	3,292	65%	2,789
Overdraft and credit line	—	—	—	—	—	—	1%	90	2%	86

Total Allowance	100%	$10,257	100%	$7,666	100%	$6,072	100%	$5,333	100%	$4,291

                    (1)          Includes real estate-construction loans.

Investment Activities

          Securities by Category.  Securities are classified as either held-to-maturity, trading or available-for-sale securities.  See Notes 1 and 4 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits, Financial Statement Schedules and Reports on Form 8-K”.  There were no securities classified as held-to-maturity or trading at December 31, 2002, 2001 or 2000.  The following table sets forth the amount of securities available-for-sale by major categories held by BancTrust at December 31, 2002, 2001 and 2000.

	At December 31,

	2002	2001	2000

Securities Available for Sale	(In thousands )
U.S. Treasury, U.S. Agencies and corporations	$56,843	$61,293	$84,755
Obligations of states and political subdivisions	6,767	2,000	2,105
Mortgage backed securities	78,417	59,585	33,798
Corporate and other securities	21,180	27,143	11,247

Total	$163,207	$150,021	$131,905

          Corporate and other securities as of December 31, 2002, were comprised of the following:

Securities Available For Sale

(In thousands)
Corporate notes	$14,974
Mutual funds	1,753
Common stock	4,453

Total	$21,180

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

          For information regarding the amortized cost and approximate market value of securities at December 31, 2002, 2001 and 2000, see Note 4 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits, Financial Statement Schedules and Reports on Form 8-K”.

          Maturity Distributions of Securities.  The following table sets forth the distributions of maturities of securities at carrying value as of December 31, 2002.

	0-3 Months	4-12 Months	Over 1 to 5	Over 5 to 10	Over 10	No Specific Due Date

	(Dollars in thousands)
U.S. Treasury, U.S. agencies and corporations	$—	$—	$45,112	$11,731	$—	$—
Obligations of states and political subdivisions	—	448	3,846	2,197	275	—
Mortgage backed securities	—	—	2,772	20,917	54,727
Corporate and other securities	—	505	13,945	526		6,206

Total	$—	$953	$65,675	$35,371	$55,002	$6,206

Weighted average yield (%)	0.00%	4.06%	3.94%	5.14%	4.14%	3.19%

          (1)  Yields on tax-exempt obligations have been computed on a tax-equivalent basis using an incremental rate of 34%.

          Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  For information regarding the amortized cost and approximate market value of securities at December 31, 2002, by contractual maturity, see Note 4 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits, Financial Statement Schedules and Reports on Form 8-K”.

Deposits

          Deposits are the primary source of funds for BancTrust.  BancTrust’s deposits consist of checking accounts, regular savings deposits, NOW accounts, Money Market Accounts, Certificates of Deposit and Jumbo Certificates of Deposit.  Deposits are attracted from individuals, partnerships and corporations primarily in BancTrust’s market area.  In addition, BancTrust obtains deposits from state and local entities and, to a lesser extent, the U.S. Government and other depository institutions.  As of December 31, 2002, BancTrust’s total deposits were $597.0 million.  BancTrust was in receipt of $20 million in brokered time deposits at December 31, 2002.

          The following table indicates the amount of BancTrust’s certificates of deposit and other time deposits, including brokered time deposits, of $100,000 or more by time remaining until maturity as of December 31, 2002.

Maturity Period	Certificates of Deposit	Other Time Deposits

	(In thousands)
Three months or less	$41,720	$469
Over three through six months	17,455	125
Over six through twelve months	36,094	3,366
Over twelve months	45,679	1,631

Total	$140,948	$5,591

          The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated.

	Year Ended December 31,

	2002		2001		2000

	Average Deposits	Average Rate	Average Deposits	Average Rate	Average Deposits	Average Rate

	(Dollars in thousands)
Non-interest bearing demand deposits	$69,670	0.00%	$66,153	0.00%	$61,806	0.00%
Interest bearing demand deposits	165,530	1.35%	129,945	2.31%	116,657	2.85%
Savings deposits	39,499	0.43%	39,076	1.51%	41,917	2.36%
Time deposits	301,931	2.90%	312,896	5.30%	283,880	5.80%

Total deposits	$576,630	2.20%	$548,070	4.19%	$504,260	4.70%

          BancTrust utilizes borrowings as a source of funds, albeit to a much lesser extent than deposits.  The primary source of borrowed funds is the FHLB, of which BancTrust is a member.  At December 31, 2002, BancTrust had borrowed funds outstanding with FHLB of approximately $65.5 million.  BancTrust also, from time to time, borrows funds on a short-term or overnight basis, to meet current or immediate funding needs.  These short-term borrowings are referred to as “Federal funds purchased”.  At December 31, 2002, BancTrust had no such borrowings.  BancTrust also participates in retail repurchase agreements, which are short-term in nature (overnight), and are referred to as “securities sold under agreements to repurchase”.  At December 31, 2002, BancTrust had $2.0 million in securities sold under agreements to repurchase.  For information regarding borrowed funds at December 31, 2002, see Note 10 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits, Financial Statement Schedules and Reports on Form 8-K”.

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

Employees

          As of December 31, 2002, BancTrust employed 333 persons, including executive officers, loan officers, bookkeepers, tellers and others.  None of BancTrust’s employees are presently represented by a union or covered under a collective bargaining agreement.  Management considers that BancTrust’s employee relations are excellent.

Return on Equity and Assets

          The following table shows the percentage return on equity and assets of BancTrust for the years ended December 31, 2002, 2001 and 2000.

	Year Ended December 31,

	2002	2001	2000

Return on assets:
Net income/average total assets	0.72%	0.91%	0.97%
Return on equity:
Net income/average equity	7.32%	9.50%	10.17%
Dividend payout ratio:
Dividends declared per share/net income per share	46.74%	36.36%	31.36%
Equity to assets ratio:
Average equity/average total assets	9.77%	9.58%	9.53%

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

          Sarbanes-Oxley Act of 2002.  On July 30, 2002, the President of the United States signed the Sarbanes-Oxley Act of 2002 (the “SOX Act”) into law.  The SOX Act provides for sweeping changes with respect to corporate governance, accounting policies and disclosure requirements for public companies, and also for their directors and officers.  Section 302 of the SOX Act (“Corporate Responsibility for Financial Reports”) required the SEC to adopt new rules to implement the requirements of the SOX Act.  These requirements include new financial reporting requirements and rules concerning corporate governance.  New SEC rules, effective August 29, 2002, require a reporting company’s chief executive and chief financial officers to certify certain financial and other information included in the company’s quarterly and annual reports.  The rules also require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the company’s disclosure controls and procedures; that they have made certain disclosures to the auditors and to the audit committee of the board of directors about the company’s controls and procedures; and that they have included information in their quarterly and annual filings about their evaluation and whether there have been significant changes to the controls and procedures or other factors which would significantly impact these controls subsequent to their evaluation.  See “Certifications” for certifications by the Company’s Chief Executive Officer and Chief Financial Officer of the financial statements and other information included in this Annual Report on Form 10-KSB.  See Item 14.- “Controls and Procedures” hereof for BancTrust’s evaluation of disclosure controls and procedures.  The certifications required by Section 906 of the SOX Act also accompany this Form 10-K.

          USA Patriot Act.  The President of the United States signed the USA Patriot Act into law on October 26, 2001.  The USA Patriot Act authorizes new regulatory powers to combat international terrorism.  The provisions that affect financial institutions most directly are contained in Title III of the Act.  In general, Title III amends current law – primarily the Bank Secrecy Act – to provide the federal government with enhanced authority to identify, deter, and punish international money laundering and other crimes.  Among other things, the USA Patriot Act prohibits financial institutions from doing business with foreign “shell” banks and requires increased due diligence for private banking transactions and correspondent accounts for foreign banks.  In addition, financial institutions have to follow new minimum verification of identity standards for all new accounts and are permitted to share information with law enforcement authorities under circumstances that were not previously permitted.  These and other provisions of the USA Patriot Act became effective at varying times and the Treasury Department and various federal banking agencies are responsible for issuing regulations to implement the new law.

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

          National banks and state banks (assuming they have the requisite investment authority under state law) are also authorized by the GLB Act to engage, through “financial subsidiaries,” in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the FRB, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio securities and (iv) merchant banking. The authority of a bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank’s outstanding investments in financial subsidiaries).

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

          The FRB has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets.  See “-Capital Requirements.”

          The FRB has the power to prohibit dividends by bank holding companies if , depending on the financial condition of the bank in question, the payment of dividends could be deemed as an unsafe or unsound practice.  In addition, the FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB’s view that a bank holding company should pay cash dividends only to the extent that BancTrust’s net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with BancTrust’s capital needs, asset quality, and overall financial condition.

          Bank Regulation.  As an Alabama banking institution, Peoples Bank is subject to regulation, supervision and regular examination by the Banking Department.  Peoples Bank is a member of the Federal Reserve System and thus is subject to supervision and regular examination by the FRB under the applicable provisions of the Federal Reserve Act and the FRB’s regulations.  The deposits of Peoples Bank are insured by the FDIC to the maximum extent provided by law (a maximum of $100,000 for each insured depositor).  Alabama and federal banking laws and regulations control, among other things, Peoples Bank’s required reserves, securities, loans, mergers and consolidations, issuance of securities, payment of dividends, and establishment of branches and other aspects of Peoples Bank’s operations.

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

          Peoples Bank is subject to various regulatory capital requirements administered by the federal banking agencies, including the FRB’s capital adequacy guidelines for state-chartered banks that are members of the Federal Reserve System (“state member banks”).  Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on BancTrust’s financial statements.  See “-Capital Requirements.”

          As a federally insured bank, Peoples Bank is required to pay deposit insurance assessments to the FDIC based on a percentage of its insured deposits.  Under the FDIC’s risk-based deposit insurance assessment system, the assessment rate for an insured bank depends on the assessment risk classification assigned to the bank.  The FDIC has set the 2002 annual insurance assessment rates applicable to Bank Insurance Fund (“BIF”) member banks like Peoples Bank from 0% for well-capitalized banks in the highest supervisory subgroup to 0.27% of insured deposits for undercapitalized banks in the lowest supervisory subgroup.  Peoples Bank was a “well-capitalized” bank as of December 31, 2002.  In addition to deposit insurance assessments, FDIC-insured institutions are currently required to pay assessments to the FDIC at an annual rate of approximately 0.04% of insured deposits to fund interest payments on certain bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Institution Insurance Fund.

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

          The FRB has adopted regulations that classify insured depository institutions by capital levels and provide that the FRB will take various prompt corrective actions to resolve the problems of any state member bank that fails to satisfy the capital standards.  Under the regulations, a “well-capitalized” bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%.  An “adequately capitalized” bank is one that does not qualify as “well capitalized” but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating.  A bank not meeting these criteria is treated as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” depending on the extent to which the bank’s capital levels are below these standards.  A bank that falls within any of the three “undercapitalized” categories is subjected to certain severe regulatory sanctions.  As of December 31, 2002, Peoples Bank was categorized as “well-capitalized.”

          According to FRB policy, a bank holding company is to act as a source of financial strength to its subsidiary bank and commit resources to the subsidiary’s support.  This support may be required when the holding company is not able to provide it.

          See Item 7.-“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits, Financial Statement Schedules and Reports on Form 8-K”.

          Effects of Governmental Policy.  The earnings and business of BancTrust and Peoples Bank have been and will be affected by the policies of various regulatory authorities of the United States, particularly the FRB.  Important functions of the FRB, in addition to those enumerated above, include the regulation of the supply of money in light of general economic conditions within the United States.  The instruments of monetary policy employed by the FRB for these purposes influence in various ways the overall level of securities, loans, other extensions of credit and deposits, and the interest rates paid on liabilities and received on interest-earning assets.

          Banking is a business that depends on interest rate differentials.  In general, the difference between the interest paid by Peoples Bank on its deposits and its other borrowings and the interest received by Peoples Bank on loans extended to customers and securities held in its securities portfolios comprises the major portion of Peoples Bank’s earnings.  The earnings and gross income of Peoples Bank thus have been and will be subject to the influence of economic conditions generally, both domestic and foreign, and also to monetary and fiscal policies of the United States and its agencies, particularly the FRB.  The nature and timing of any future changes in such policies and their impact on Peoples Bank are not predictable.

ITEM 2.	PROPERTIES

          BancTrust’s principal executive offices and Peoples Bank’s main office are located at 310 Broad Street, Selma, Alabama in a building owned by Peoples Bank.  At March 24, 2003, Peoples Bank maintained 25 branches in Dallas, Autauga, Butler, Bibb, Elmore, Shelby, Tallapoosa, Lee and Tuscaloosa counties, of which 6 are leased.

ITEM 3.	LEGAL PROCEEDINGS

          In the opinion of BancTrust, based on review and consultation with legal counsel, the outcome of any litigation presently pending is not anticipated to have a material adverse effect on BancTrust’s consolidated financial statements or results of operations.

          See Note 13 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits, Financial Statement Schedules and Reports on Form 8-K”.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

          Elam P. Holley, Jr., 52, has served as President and Chief Executive Officer of Peoples Bank and BancTrust since January of 2003.  Prior to that, Mr. Holley served as President and Chief Operating Officer of Peoples Bank and BancTrust from 1994 through 2002.  Mr. Holley has been an officer of Peoples Bank since 1975 and a Director of Peoples Bank and BancTrust since 1988.

          Andrew C. Bearden, Jr., 56, has served as Executive Vice President – Operations/Finance Division of Peoples Bank and Executive Vice President and Chief Financial Officer of BancTrust since 1996.  Prior to assuming his position as manager of Operations/Finance Division, Mr. Bearden served as manager of Retail/Operations Division of Peoples Bank since 1994.  Mr. Bearden was in private practice as a certified public accountant prior to his employment with Peoples Bank in 1985.

          Gerald F. Holley, 59, has served as Executive Vice President and Senior lender of Peoples Bank since February of 2003 and Executive Vice President and Assistant Secretary of BancTrust since July of 2000.  Prior to assuming his current position, Mr. Holley was Executive Vice President and Head of the Lending Division of Peoples Bank.  Prior to joining BancTrust in July of 2000, Mr. Holley served as Senior Vice President of Operations for Colonial BancGroup in Montgomery, Alabama from 1998 to 2000, and President of the Chattahoochee Valley Area Banks of Colonial BancGroup from 1993 to 1998.  Mr. Holley began his banking career in Anniston, Alabama in 1962.

          Terry S. Pritchett, 52, has served as Executive Vice President and Risk Management Officer of both Peoples Bank and BancTrust since October of 2002.  Prior to that, Mrs. Pritchett served as Senior Vice President and Auditor for Peoples Bank and BancTrust from December 1997, to October 2002.  Mrs. Pritchett joined Peoples Bank in April of 1984 as Auditor.

          M. Scott Patterson, 60, has served as Executive Vice President of Peoples Bank and BancTrust since 1996.  Mr. Patterson also serves as Financial Services Division Manager, Secretary and Chief Investment Officer of Peoples Bank and Secretary of BancTrust.  Mr. Patterson has been in all these positions, with the exception of Chief Investment Officer, with Peoples Bank since 1985 and with BancTrust since 1997.  Mr. Patterson was named Chief Investment Officer in February of 2003.  Prior to coming to Peoples Bank in 1983, Mr. Patterson served for 20 years in the United States Air Force, retiring as a Lieutenant Colonel.

          Lynn W. Swindal, 49, has served as Executive Vice President-Retail Division Manager of Peoples Bank and Executive Vice President and Assistant Secretary of BancTrust since December of 1998.  Prior to that, Mrs. Swindal served as Senior Vice President-Loan Administration of Peoples Bank.  Mrs. Swindal has been employed with Peoples Bank since 1978.  Prior to coming to Peoples Bank, Mrs. Swindal was employed at National Bank & Trust Co. in St. Petersburg, Florida.

          Jefferson G. Ratcliffe, Jr., 41, has served as Senior Vice President and Senior Credit Officer of Peoples Bank since February of 2003.  Prior to that, Mr. Ratcliff e served as Regional President of the Prattville/Millbrook Division of Peoples Bank from December 1997 to February of 2003.  Mr. Ratcliffe joined Peoples Bank in 1985.

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

          The following table is the reported sale information for the common stock for each quarterly period within the last two fiscal years, along with the dividends declared.  Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.

2002	High	Low	Dividends Declared (per common share)

January - March	$12.88	$10.90	$0.10
April - June	15.36	11.87	0.11
July - September	15.59	12.90	0.11
October - December	$14.97	$12.91	$0.11

2001	High	Low	Dividends Declared (per common share)

January - March	$12.39	$9.32	$0.10
April - June	12.25	10.00	0.10
July - September	13.40	11.60	0.10
October - December	$12.03	$10.75	$0.10

          See Note 16 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits, Financial Statement Schedules and Reports on Form 8-K” regarding regulatory approval for the payment of dividends to BancTrust by Peoples Bank.

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

          On March 18, 2003, BancTrust’s board of directors adopted a resolution whereby BancTrust will not enter into the following capital transactions without prior approval from its primary regulator: incurrence or refinancing of debt, the declaration or payment of dividends, or the purchase of treasury stock.

          The primary source of BancTrust’s revenues (including funds to pay dividends) is dividends from Peoples Bank.  Alabama law imposes certain restrictions on the ability of BancTrust and Peoples Bank to pay dividends.  See Item 1.-”Business--Regulation, Supervision and Governmental Policy” and Note 16 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits, Financial Statement Schedules and Reports on Form 8-K”.

          As of March 26, 2003, BancTrust had 1,035 stockholders of record, and 5,562,802 shares of common stock outstanding.  This total does not reflect the number of persons who hold stock in nominee or “street name” through various brokerage firms and other financial institutions.

ITEM 6.	SELECTED FINANCIAL DATA

          The following table sets forth certain historical financial information for BancTrust.  This information is based on the consolidated financial statements of BancTrust including applicable notes incorporated by reference elsewhere herein.

	2002	2001	2000	1999	1998

	(Dollars in thousands, except for per share amounts)
Interest income	$43,966	$51,205	$51,939	$44,599	$40,467
Interest expense	14,422	23,805	24,215	18,856	17,798

Net interest income	29,544	27,400	27,724	25,743	22,669
Provision for loan losses	7,204	3,463	3,277	4,520	2,336
Income before income tax	7,372	8,745	8,905	7,562	7,719
Provision for income tax	2,235	2,534	2,805	2,245	2,438
Net income	5,137	6,211	6,100	5,317	5,281
Net income per share	0.92	1.10	1.08	0.94	0.93
Cash dividends declared and paid	0.43	0.40	0.37	0.345	0.325
Total assets, December 31	$740,261	$693,707	$670,681	$629,343	$557,809

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES

          Allowance for Loan Losses - A loan is considered impaired, based on current information and events, if it is probable that BancTrust will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

          BancTrust uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payment status, borrowers’ financial data, and borrowers’ operating factors such as cash flows, operating income or loss, etc.

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

          Management’s periodic evaluation of the adequacy of the allowance also considers impaired loans and takes into consideration BancTrust’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, estimated value of any underlying collateral, and current economic conditions. While management believes that it has established the allowance in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future BancTrust’s regulators or its economic environment will not require further increases in the allowance.

          Income taxes - The determination of BancTrust’s overall income tax provision is complex and requires careful analysis. As part of the overall business strategy, BancTrust may enter into business transactions that require management to consider tax laws and regulations that apply to the specific facts and circumstances under consideration. This analysis includes evaluating the amount and timing of the realization of income tax liabilities or benefits. Management continually monitors tax developments as they affect the Company s overall tax position.

          Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

          Goodwill and Other Intangible Assets – Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  Other intangible assets represent purchased assets that also lack physical substance but can be distinguished form goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability.  On January 1, 2002, BancTrust adopted Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets.  Under the provisions of SFAS No. 142, goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but instead are tested  for impairment as of the date of adoption and at least annually.  Intangible assets that have finite lives continue to be amortized over their estimated  useful lives and also continue to be subject to impairment testing.  All of BancTrust’s other intangible assets have finite lives and are amortized on an accelerated basis over a period of no more than ten years.  Prior to the adoption of SFAS 142, BancTrust’s goodwill was amortized over a period of 25 years using the straight-line method.

BALANCE SHEET SUMMARY

Loans

          BancTrust’s largest earning asset category is its loan portfolio.  Because loans generally generate the highest yields, most other assets and liabilities are managed to accommodate fluctuations in the loan portfolio.

          At December 31, 2002, BancTrust’s loans, net of the unearned discount, totaled $499,258,000, compared to $467,300,000 at December 31, 2001.

          The following table illustrates the loan portfolio of BanTrust at December 31, 2002 and 2001 by major loan category, along with the change in each category between the two periods.

	At December 31,

	2002	2001	Change

	(In thousands)
Commercial and industrial	$147,233	$124,033	$23,200
Real estate - mortgage	288,742	269,962	18,780
Personal	62,522	72,462	(9,940)
Overdrafts and credit line	1,918	2,368	(450)

Total loans	500,415	468,825	31,590
Less:
Unearned discount	1,157	1,525	(368)

Total loans, net of the unearned discount	$499,258	$467,300	$31,958

          Real estate mortgage loans, as well as commercial and industrial loans, increased in 2002 while personal loans and overdrafts and credit lines decreased.  BancTrust continued to place emphasis on originating loans secured by real estate, as well as loans to commercial enterprises in 2002.  BancTrust places particular emphasis on originating commercial real estate loans, because real estate provides for a more orderly means of liquidation in the event of default.

          Real estate mortgage loans at December 31, 2002 totaled $288,742,000, compared to $269,962,000 at December 31, 2001.  Continued emphasis on real estate loan origination, combined with historically low interest rates, were the primary factors in this increase.  Commercial real estate loans increased to $143,610,000 at December 31, 2002 compared to $122,210,000 at December 31, 2001.  Residential real estate loans decreased from $115,739,000 at December 31, 2001 to

$103,901,000 at December 31, 2002.  While BancTrust continues to originate residential real estate loans, it tends not to place them in its loan portfolio, but rather sells them to other financial institutions.

          Commercial and industrial loans totaled $147,233,000 at December 31, 2002 and $124,033,000 at December 31, 2001.  Business development efforts, combined with low interest rates, contributed to the growth in commercial and industrial loans in 2002.  Commercial loans not secured by real estate are typically collateralized by assets such as inventories and equipment.  BancTrust endeavors to establish and maintain quality commercial lending relationships.  This is achieved via thorough analysis of the financial viability and soundness of commercial loan applicants, as well as ongoing monitoring and communication with existing commercial loan customers.

          The personal loan portfolio declined from $72,462,000 at December 31, 2001 to $62,522,000 at December 31, 2002.  Personal loans primarily include loans to individuals for household, family and other personal expenditures.  This decline extends a trend that BancTrust has been experiencing in recent periods.  The two main factors for this declining trend remain the same as for prior periods, and are as follows:  First, alternative sources of credit continue to be more available to consumers than in prior years.  Major sources of alternative credit include credit cards, finance companies and manufacturer direct financing on consumer goods such as automobiles, recreational vehicles and major appliances.  Second, denials of personal loan applications remain high, primarily due the existing debt levels of personal loan applicants.  For these reasons and others, BancTrust has chosen to reduce its emphasis on originating personal loans.

Allowance for Loan Losses

          Management’s estimate of uncollectible amounts within BancTrust’s loan portfolio is represented by the allowance for loan losses.  The allowance for loan losses is established through charges against earnings in the form of a provision for loan losses.  A loan is charged against the allowance for loan losses when management determines that it is probable that BancTrust will not recover the entire loan balance, either through repayment by the customer or from collateral proceeds.  Should a loan that has been charged off be recovered, either partially or entirely, it is credited back to the allowance. Periodic reviews of the loan portfolio that include analysis of such factors as current and expected economic conditions, historical loss experience and levels of non-accruing loans and delinquencies, determine the appropriate level at which to maintain the allowance for loan losses.  Because the allowance is based on assumptions and subjective judgments, it is not necessarily reflective of the charge-offs that may ultimately occur.

          Management monitors and evaluates all loans, in an effort to identify those which currently posses, or otherwise indicate characteristics of weakness, potential weakness or non-conformity with their original terms.  A loan is evaluated in light of its performance against its original stated terms, the fair market value of the collateral securing the loan, known or anticipated economic events and or trends, and the on-going credit worthiness of the borrower and any guarantors.  If when a loan is evaluated, there is determined to be a deficiency (or deficiencies) in any of the aforementioned areas, the loan is added to a list of loans which are subject to heightened scrutiny, and for which additional loss reserves are maintained, depending on the magnitude of the deficiencies.  The loan continues to be monitored closely, which may include modifications through negotiations with the borrower.  Such modifications may include, but are not limited to, the assignment of additional collateral, the modification of repayment terms and the procurement of a guarantor(s).  Only after the loan has been paid back in full, or performs in a favorable manner for a sustained period of time with all identified deficiencies having been duly discharged and documented, will the loan no longer receive the exceptionally close and frequent monitoring previously described.

          In 2002, an independent review of BancTrust’s loan portfolio was performed.  Among the findings of this review, was the presence of increased risk within the agricultural and commercial real estate sectors of the portfolio.  In light of these findings, as well as continued softness in local, regional and national economies, management significantly increased the volume of loans it monitors more closely as described above, and for which additional reserves are allocated.  In order to record these additional reserves, BancTrust significantly increased its provision for possible loan losses in 2002, as compared to 2001 (see – “Income Summary”).

          At December 31, 2002, BancTrust’s allowance for loan losses had a balance of $10,257,000, as compared to $7,666,000 at December 31, 2001.  The ratio of the allowance to total loans, net of the unearned discount, was 2.05% and 1.64% at December 31, 2002 and 2001, respectively.  At December 31, 2002, management had identified $45,184,000 of loans requiring special attention because of potential weakness.  Reserves for these loans accounted for $5,542,000 of the $10,257,000 allowance for loan losses at December 31, 2002.  At December 31, 2001, management had identified

$28,773,000 of loans requiring special attention because of potential weakness, accounting for $3,713,000 of the $7,666,000 of allowance for loan losses.  Non-accruing loans totaled $6,128,000 and $5,721,000 at December 31, 2002 and 2001 respectively.  Non-accruing loans at December 31, 2002 and 2001 represented 1.23% and 1.22% respectively, of total loans net of the unearned discount.    The coverage of the allowance to non-accruing loans was 167% and 134% at December 31, 2002 and 2001, respectively.  As a percentage of average loans, net of the unearned discount, net loan charge offs in 2002 were 0.95% compared with 0.40% in 2001.

          Management has set about to design and implement a loan monitoring and review process that significantly refines the criteria by which loans are determined to require special attention.  By doing this, it has been management’s intent to bring into focus those areas of its lending function that would benefit most from increased efforts in areas such as lender training, credit underwriting and loan relationship management.  Management has been, and remains firmly committed to devoting the necessary time, energy and other resources to the issue of credit quality.  Also, management believes strongly that its efforts in the area of credit quality will produce positive results.

          BancTrust has separated its credit function into two primary areas.  The first is loan production.  This area is dedicated to the solicitation and origination of quality loans, under supervision of a Senior Lender.  Second is credit administration.  Credit administration will operate independently from loan production and the Senior Lender.  The Senior Credit Officer has been designated an executive level position (see – “Executive Officers of the Registrant”), and will oversee the operations of credit administration.  Credit administration is charged with developing and nurturing a conceptual framework and operational environment that will produce thorough and unbiased opinions, inquiries and analysis on various loan proposals.

          BancTrust has engaged a credit risk consulting firm to assist in various areas of its credit functions.  This firm is assisting BancTrust in establishing credit underwriting methodologies, as well as in providing guidance on the timely recognition of problem credits by lenders and lender training.  Other actions BancTrust contemplates include, but are not limited to, the centralization of several of its credit functions.  Examples of these functions include; loan documentation review, collections, repossessions and the disposition of collateral pledged on defaulted loans.

          It is management’s belief that, at its current level, the allowance for loan losses is sufficient to absorb all probable losses that currently exist in BancTrust’s loan portfolio.  See Notes 1 and 5 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits, Financial Statement Schedules and Reports on Form 8-K” for further information regarding the allowance for loan losses.

Securities

          The securities portfolio of BancTrust increased to $163,207,000 at December 31, 2002 from $150,021,000 at December 31, 2001.  This change represented an increase of $13,186,000, or 8.79%.  BancTrust purchased additional securities in 2002, in order to meet pledging requirements under the Security for Alabama Funds Enhancement (“SAFE”) program.  Under this program, banks that hold deposits of the state of Alabama, or deposits of SAFE member municipalities within the state of Alabama (“public deposits”), must pledge qualifying securities (typically United States Treasury or Agency debt instruments) as collateral for those amounts that exceed the FDIC insurable limit.  The amount of securities BancTrust was required to pledge at December 31, 2002, relative to the amount of public deposits it held on account, was higher than at December 31,2001, thus accounting for the majority of the increase in the securities portfolio.

          The entire securities portfolio is classified as “available-for-sale”, causing it to be marked-to-market with the unrealized gains reflected directly in stockholders’ equity.  The portfolio had a net unrealized gain of $1,936,000 (net of tax) at December 31, 2002, compared to a net unrealized gain of $648,000 (net of tax) at December 31, 2001.  See Notes 1 and 4 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits, Financial Statement Schedules and Reports on Form 8-K” for further information regarding securities.

Short-Term Investments

          The short-term investments of BancTrust are comprised mainly of federal funds sold and securities purchased under agreements to resell.  These investments are extremely liquid, and typically have investment terms of only one day.  Management uses these investments extensively in it liquidity management, while seeking an opportunity to deploy these funds into higher yielding securities or loans.

          At December 31, 2002, federal funds sold and securities purchased under agreements to resell, totaled $9,057,000 as compared to $11,210,000 at December 31, 2001.  This decrease is considered routine, given the daily fluctuations in short-term investments, and the purposes for which they are held.

Deposits

          BancTrust’s primary source of funding for its lending and investment activities is its deposit base.  At December 31, 2002, BancTrust had total deposits in the amount of $596,972,000.  At December 31, 2001 total deposits were $562,258,000.  The majority of this $34,714,000 increase was in interest-bearing demand deposits.

          Interest-bearing demand deposits totaled $181,555,000 at December 31, 2002, compared to $146,673,000 at December 31, 2001.  This represents an increase of $34,882,000.  Interest-bearing demand deposits primarily include negotiable order withdrawal (“NOW”) accounts and insured money market accounts (“IMMA”).  Management believes that a significant reason for the large increase in NOW and IMMA account balances was related to continued softness of the securities markets in 2002, as well as historically low interest rates.  It is management’s opinion that funds which may otherwise have been placed in fixed income debt or equity investments within the capital markets, remained on deposit with BancTrust and relatively free from principal risk, up to their insured limit.  See Item 1.-“Business – Bank Regulation”.  Additionally, management is of the opinion that customers avoided placing funds in time deposits, because the rates of interest being offered were at historically low levels as well.   Management therefore believes that funds which would otherwise have been placed in time deposits, were held in interest-bearing demand deposits.

          Other deposit types, which experienced far less significant fluctuations than did interest-bearing demand deposits, include noninterest bearing demand deposits, which totaled $67,205,000 and $66,401,000 at December 31, 2002 and 2001 respectively, savings deposits, which totaled $38,006,000 and $38,269,000 at December 31, 2002 and 2001 respectively and time deposits, which totaled $310,206,000 and $309,915,000 at December 31, 2002 and 2001 respectively.  At December 31, 2002, BancTrust held $20,000,000 in deposits placed by brokers (“brokered deposits”).  BancTrust utilizes brokered deposits in order to meet funding needs not met by more traditional types of deposits.  Brokered deposits are more likely to be withdrawn from BancTrust than other, more traditional types of deposits.  Brokered deposits are fully insured by the FDIC.  See Item 1.- “Business – Bank Regulation”.

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

          Typically, increasing the liquidity of BancTrust would serve to reduce its profits as a result of reduced earnings from assets with shorter maturities.  Estimating liquidity needs is made more complex by the fact that certain balance sheet components are, by nature, more controllable by management than others.  For example, the maturity frequency of the securities portfolio is generally manageable at the time investment decisions are made.  However, deposits flowing into and out of BancTrust are much less predictable and controllable by management.  Monitoring liquidity needs and the changing relationships between certain balance sheet components is the responsibility of BancTrust’s Asset Liability Committee (“ALCO”) (see – “Interest Rate Risk”).

          The asset items that are BancTrust’s primary sources of liquidity are federal funds sold and securities purchased under agreements to resell, and cash and due from banks.  As of December 31, 2002 and 2001, federal funds sold and securities purchased under agreements to resell, and cash and due from banks together totaled approximately $37,583,000 and $39,142,000, respectively.

          The asset base provides liquidity through interest and fee income, loan repayments and the maturity or sales of other earning assets including securities.  At December 31, 2002, approximately 39.27% of the total securities portfolio was to mature, or otherwise reprice, within one year.  At December 31, 2002, the entire securities portfolio, having a value of $163,207,000, was classified as available-for-sale.  These securities are generally high grade, exchange traded securities.

          The liability base provides liquidity through deposit growth, the rollover of maturing deposits and accessibility to external sources of funds, (“Borrowed funds”).   Borrowed funds totaled $67,478,000 at December 31, 2002, compared to $58,700,000 at December 31, 2001.  This increase in borrowed funds was used to fund growth in both the loan (see – “Loans”) and securities (see – “Securities”) portfolios.  BancTrust has several available sources from which to borrow funds.  The predominant source of borrowed funds utilized by BancTrust is the FHLB.  At December 31, 2002, BancTrust had borrowed from the FHLB, $65,471,000 against an available credit line of approximately $78,000,000.  At December 31, 2002, BancTrust had federal funds lines of credit with correspondent financial institutions of approximately $44 million.  See Note 10 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits, Financial Statement Schedules and Reports on Form 8-K” for further information regarding borrowed funds.

The following table provides additional details regarding borrowed funds:

	Maximum Amount Outstanding at Any Month End	Average Balance	Average Interest Rate	Average Interest Rate at Year end

2002
FHLB borrowings	$67,115	$61,173	5.24%	4.42%
Other borrowings	14,450	4,604	0.87%	0.50%

	$81,565	$65,777	4.93%	4.30%

2001
FHLB borrowings	$57,158	$56,277	6.21%	6.03%
Other borrowings	5,911	4,684	2.58%	2.55%

	$63,069	$60,961	5.93%	5.76%

2000
FHLB borrowings	$42,053	$50,285	6.16%	6.24%
Other borrowings	22,320	6,871	4.79%	5.42%

	$64,373	$57,156	6.00%	6.14%

Stockholders’ Equity and Regulatory Capital Requirements

          Stockholders’ equity indicates BancTrust’s net worth.  Stockholders’ equity was $71,181,000 at December 31, 2002, compared to $67,149,000 at December 31, 2001.

          The FRB has adopted risk-based capital regulations.  These regulations require all bank holding companies and banks to achieve, and maintain, specified ratios of capital to risk-weighted assets.  The risk-based capital rules assign weight factors to different classes of assets and off-balance sheet obligations at 0%, 20%, 50% or 100%, depending upon the risk classification of the asset or obligation.  All bank holding companies and banks are required to maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1 capital (consisting of stockholders’ equity, less goodwill).  BancTrust’s and Peoples Bank’s capital ratios at December 31, 2002 were well above the minimum regulatory requirements.  See Note 16 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits, Financial Statement Schedules and Reports on Form 8-K” for further information regarding stockholders’ equity and regulatory capital requirements.

          The following table indicates BancTrust’s dividends per share, earnings per share and the percent of earnings per share represented by dividends in 2002, 2001 and 2000.

	2002	2001	2000

Earnings per share (basic and diluted)	$0.92	$1.10	$1.08
Dividends per share	$0.43	$0.40	$0.37
Dividend payout ratio	46.74%	36.36%	34.26%

Contractual Obligations

          BancTrust has contractual obligations to make future payments on debt and lease agreements.  Obligations such as debt are reflected on the balance sheet, whereas operating lease obligations for office space and equipment are not reflected on the balance sheet.  See Note 13 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits, Financial Statement Schedules and Reports on Form 8-K” for further information on operating lease obligations.  Total contractual obligations at December 31, 2002 are set forth in the following table.

	Due in one year or less	Due after one year through three years	Due after three years through five years	Due after five years	Total

	(In thousands)
FHLB borrowings (1)	$10,000	$25,317	$2,240	$27,914	$65,471
Operating leases	194	184	10	—	388

Total contractual obligations	$10,194	$25,501	$2,250	$27,914	$65,859

(1) includes principal payments only

Credit Extension Commitments

          Many of BancTrust’s lending relationships contain both funded and unfunded elements.  The unfunded elements of these relationships are not reflected on the balance sheet.  The following table indicates the total unfunded credit extension, or off-balance sheet, commitment amounts by expiration date. See Note 17 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits, Financial Statement Schedules and Reports on Form 8-K” for further information on credit commitments.

	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total

	(Dollars in thousands)
Lending commitments (1)	32,306	2,236	5,712	10,265	50,519
Irrevocable standby letters of credit	798	10	14,604	3,115	18,527

Total credit extension commitments	33,104	2,246	20,316	13,380	69,046

(1) Lending commitments are primarily comprised of the unused portion of commercial lines of credit and equity lines of credit

          Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of BancTrust’s commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  BancTrust had approximately $50,519,000 and $36,990,000 in commitments to extend credit at December 31, 2002 and 2001, respectively. BancTrust evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by BancTrust upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include certificates of deposit, marketable securities, real estate, and other collateral.

          Standby letters of credit are conditional commitments issued by BancTrust to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include certificates of deposit, marketable securities, real estate, and other collateral for those commitments for which collateral is deemed necessary. BancTrust had approximately $18,527,000 and $4,417,000 in irrevocable standby letters of credit at December 31, 2002 and 2001, respectively.

INCOME SUMMARY

Net Income

          Net income for the year ended December 31, 2002 decreased to $5,137,000 from $6,211,000 for the same period in 2001.  This decrease is primarily attributable to management’s decision to increase the level of loan loss reserves in 2002, via charges to provision for loan losses.  For the year ended December 31, 2002, provision for loan losses totaled $7,204,000 compared to $3,463,000 for the same period in 2001.

Net Interest Income

          Net interest income is the amount of total interest earned on loans and securities that remains after interest expense for interest-bearing deposits and borrowed funds has been subtracted.  This is the single largest income source for BancTrust.  Movements in interest rates, coupled with other factors such as changes in the relationship of interest earning assets to interest bearing liabilities, have direct effects on BancTrust’s net interest income.

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

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE
for the years ended December 31, 2002, 2001 and 2000
(In Thousands)

	2002 Compared to 2001				2001 Compared to 2000

	Total	Changes in Volume (1)	Changes in Rates (1)	Mix (1)	Total	Changes in Volume (1)	Changes in Rates (1)	Mix (1)

Interest income on:
Loans	$(6,677)	$1,294	$(7,736)	$(235)	$(1,249)	$2,182	$(3,269)	$(162)
Taxable securities	(22)	2,273	(1,774)	(521)	288	(93)	386	(5)
Nontaxable securities	93	91	1	1	3	23	(14)	(6)
Federal funds sold and securities purchases under agreements to resell	(633)	(533)	(337)	237	224	1,379	(322)	(833)

Total interest income	$(7,239)	$3,125	$(9,846)	$(518)	$(734)	$3,491	$(3,219)	$(1,006)

Interest expense on:
Interest bearing demand deposits	$(763)	$823	$(1,245)	$(341)	$(320)	$379	$(627)	$(72)
Savings deposits	(421)	6	(422)	(5)	(401)	(67)	(358)	24
Time deposits	(7,829)	(582)	(7,510)	263	124	1,683	(1,415)	(144)
Federal funds purchased and securities sold under agreements to repurchase	(81)	(78)	(9)	6	(208)	(105)	(152)	49
FHLB borrowings	(290)	304	(546)	(48)	395	369	23	3

Total interest expense	$(9,384)	$473	$(9,732)	$(125)	$(410)	$2,259	$(2,529)	$(140)
Net changes in net interest income before loan losses	$2,145				$(324)

(1)  Increases (decreases) are attributed to volume changes and rate changes on the following basis:  Changes in Volume = change in volume times old rate.  Changes in Rates = change in rate times old volume.  The Mix Change = change in volume times change in rate.

THE PEOPLES BANCTRUST CO., INC.
AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Dollars in thousands)

	2002			2001			2000

	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost

ASSETS
Interest Earning Assets:
Loans, net (1)	$485,203	$35,980	7.42%	$470,914	$42,657	9.06%	$442,949	$43,906	9.91%
Taxable securities	164,587	7,715	4.69%	127,215	7,737	6.08%	128,827	7,449	5.78%
Nontaxable securities	3,703	146	3.94%	1,363	53	3.89%	931	50	5.37%
Federal funds sold and secuities purchased under agreements to repurchase	9,188	125	1.36%	31,008	758	2.44%	8,656	534	6.17%

Total interest earning assets	662,681	$43,966	6.63%	630,500	$51,205	8.12%	581,363	$51,939	8.93%

Non-Interest Earning Assets:
Cash and due from banks	20,420			20,065			19,606
Bank premises & equipment (net)	15,942			16,992			14,769
Other assets	19,147			14,863			13,367

Total non-interest earning assets	55,509			51,920			47,742

Total assets	$718,190			$682,420			$629,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing Liabilities:
Interest bearing demand deposits	$165,530	$2,242	1.35%	$129,945	$3,005	2.31%	$116,657	$3,325	2.85%
Savings deposits	39,499	169	0.43%	39,076	590	1.51%	41,917	991	2.36%
Time deposits	301,931	8,765	2.90%	312,896	16,594	5.30%	283,880	16,470	5.80%
Federal funds purchased and securities sold under agreements to repurchase	1,667	40	2.40%	4,684	121	2.58%	6,871	329	4.79%
FHLB borrowings	61,173	3,205	5.24%	56,277	3,495	6.21%	50,285	3,100	6.16%

Total interest bearing liabilities	569,800	$14,421	2.53%	542,878	$23,805	4.38%	499,610	$24,215	4.85%

Non-interest bearing demand deposits	69,670			66,153			61,806
Other liabilities	8,545			8,027			7,720

Total non-interest bearing liabilities	78,215			74,180			69,526

Total liabilities	648,015			617,058			569,136
Stockholders' equity	70,175			65,362			59,969

Total liabilities and stockholders' equity	$718,190			$682,420			$629,105

Net interest income		$29,545			$27,400			$27,724
Net yield on interest earning assets			4.46%			4.35%			4.77%

(1)  Average balances include non-accruing loans of approximately $6,128,000, $5,721,000 and $2,442,000 in 2002, 2001 and 2000, respectively.

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

2002 versus 2001

          Total interest income for 2002 decreased to $43,966,000 from $51,205,000 for 2001.  A reduction in the average yield earned on interest earning assets was the primary reason for this reduction.  In 2002, interest earning assets (loan, securities and federal funds sold and securities purchased under agreements to resell) earned an average yield of 6.63%, compared to 8.12% for 2001.  Market rates of interest continued to decline in 2002, and remained at historically low levels.  Consequently, the rates of interest BancTrust was able to earn on its interest earning assets declined as well.

          Interest and fee income earned on the loan portfolio totaled $35,980,000 in 2002, compared to $42,657,000 in 2001.  This reduction was primarily caused by a decrease in the average yield earned on the loan portfolio, given that the average balance of the portfolio increased between the two periods.  In 2002, the loan portfolio earned an average yield of 7.42% on average volume of $485,203,000.  In 2001, the loan portfolio earned an average yield of 9.06% on average volume of $470,914,000.  Market rates of interest continued to decline in 2002, and remained at historically low levels.  Consequently, the rates of interest BancTrust was able to earn on its loan portfolio declined as well.  For discussion on changes in loan balances, see – “Loans”.

          Interest and dividend income earned on the securities portfolio increased to $7,861,000 in 2002 from $7,790,000 in 2001.  An increase in the average volume of securities was the primary cause of the increase in interest and dividend income earned on the securities portfolio between the two periods.  The average yield earned on the securities portfolio decreased to 4.67% in 2002 on average volume of $168,290,000, compared to an average yield in 2001 of 6.06% on average volume of $128,578,000.  Market rates of interest continued to decline in 2002, and remained at historically low levels.  Consequently, the rates of interest BancTrust was able to earn on its securities portfolio declined as well.  For discussion on changes in securities balances, see – “Securities”.

          Federal funds sold and securities purchased under agreements to resell generated $125,000 of interest income in 2002, compared to $758,000 in 2001.  The average yield earned on federal funds sold and securities purchased under agreement to resell in 2002 was 1.36% on average volume of $9,188,000, compared to 2.44% in 2001 on average volume of $31,008,000.

          Interest expense totaled $14,422,000 in 2002, compared to $23,805,000 in 2001.  The average rate of interest paid on interest bearing liabilities decreased in 2002 to 2.53%, from 4.38% in 2001, accounting for substantially all of the decrease in total interest expense between the two periods.  The average volume of interest bearing liabilities increased in 2002, to $569,800,000 from $542,878,000 in 2001.

          Interest expense on deposits decreased to $11,176,000 in 2002, from $20,189,000 in 2001.  The primary cause for this decrease was a reduction in the average rate of interest paid on deposits in 2002 compared to 2001.  BancTrust paid an average rate of interest of 2.20% for interest bearing deposits in 2002, on average volume of $506,960,000.  In 2001, BancTrust paid 4.19% for interest bearing deposits, on average volume of $481,917,000.  Market rates of interest continued to decline in 2002, and remained at historically low levels.  Consequently, the rates of interest BancTrust paid on interest bearing deposits declined as well.  For discussion on changes in interest bearing deposit balances, see – “Deposits”.

          Interest expense on borrowed funds (FHLB borrowings and federal funds purchased and securities sold under agreements to repurchase) totaled $3,246,000 and $3,616,000 in 2002 and 2001 respectively.  A reduction in the average rate of interest paid on borrowed funds was the primary cause for this decrease between the two periods, given that the average balance of borrowed funds increased.  The average rate of interest paid on borrowed funds in 2002 was 5.16% on average volume of $62,840,000.  The average rate of interest paid on borrowed funds in 2001, was 5.93% on average volume of $60,961,000.  Market rates of interest continued to decline in 2002, and remained at historically low levels.  Consequently, the rates of interest BancTrust paid on borrowed funds declined as well.  For discussion on changes in borrowed funds balances, see – “Liquidity”.

          Net interest income for 2002 totaled $29,544,000 compared to $27,400,000 for 2001.  Expressed as a percentage of average earning assets, also referred to as “net interest margin”, net interest income totaled 4.46% for 2002 and 4.35% for 2001.  Reductions in the rates of interest BancTrust paid on interest bearing liabilities in 2002, as well as an increase in the average balance of interest earning assets, contributed to the increases in net interest income and net interest margin in 2002 when compared to 2001.

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

          Interest income earned on the securities portfolio in 2001, totaled $7,790,000, compared to $7,499,000 for 2000.  The main cause of this increase was a rise in the average annual yield earned on the securities portfolio. In 2001, the average annual yield earned on the securities portfolio was 6.06%, compared to 5.78% in 2000.  The primary reason for this increase in annual yield is that the maturity structure of the securities portfolio was lengthened beginning in early 2001, in order that BancTrust would be able to realize higher returns on securities with longer maturities, while short-term interest rates were in a general state of decline.

          Federal funds sold, and securities purchased under agreements to resell produced $758,000 of interest income in 2001, compared to $534,000 in 2000.  The primary reason for this increase was that the average volume of federal funds sold and securities purchased under agreements to resell was significantly higher in 2001 than in 2000, due to BancTrust having a higher level of liquidity (see – “Liquidity”) in 2001 than in 2000.  Short-term interest rates were in a state of rapid decline during 2001, which significantly impacted the average yield earned on federal funds sold and securities purchased under agreements to resell.  The average yield earned on these assets in 2001 was 2.44%, compared to 6.17% in 2000.

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

          Net interest income in 2001 was slightly lower than in 2000.  In 2001, net interest income totaled $27,400,000, as compared to $27,724,000 in 2000.  This reduction was mainly attributable to a decrease in the net interest margin ( net interest income / average earning assets ) of BancTrust in 2001 when compared to 2000.  The net interest margin of BancTrust in 2001 was 4.35%.  In 2000, the net interest margin was 4.77%.

Provision for Loan Losses

2002 versus 2001

          When management determines that increases in the allowance for loan losses are necessary, such increases are realized through charges against income in the form of provision for loan losses.  During 2002, management deemed it necessary to significantly increase BancTrust’s allowance for loan losses (see – “Allowance for Loan Losses”).  Consequently, the provision for loan losses recorded in 2002 was higher than that recorded in 2001.  BancTrust recorded $7,204,000 in provision for loan losses in 2002, compared to $ $3,463,000 in 2001.  The majority of this increase was the result of identifying a higher volume of loans at December 31, 2002, for which additional reserves were required, than had been identified at December 31, 2001 (see “Allowance for Loan Losses”).

2001 versus 2000

          In 2001, BancTrust recorded $3,463,000 in provision for loan losses, as compared to $3,277,000 in 2000.  This increase was primarily accounted for in BancTrust determining that increases in the allowance for loan losses were warranted in light of a general softening in both the regional and national economies.

Noninterest Income

          BancTrust realizes income from sources other than interest earned on loans and securities. Fee and other noninterest income is seen by management as being a major source of earnings for BancTrust.  BancTrust’s primary sources of noninterest income are deposit service charges, fee-based trust services, brokerage income, credit life commissions, and fee income from BancTrust’s insurance and finance subsidiaries.  Through the development of new services and the continued evaluation of existing fee structures, management intends to enhance the contribution of fee and other noninterest income to future earnings.

2002 versus 2001

          The largest component of noninterest income is deposit service charges.  In 2002, deposit service charges totaled $5,398,000 compared to $5,315,000 in 2001.  While the dollar volume of deposits increased in 2002, the total number of deposit accounts held by BancTrust for its customers remained relatively unchanged.  Consequently, service charges realized on deposits changed little in 2002 when compared to 2001.

          BancTrust realized an increase of $199,000 in fees generated from its trust operation in 2002, when compared to 2001.  Trust related fees accounted for $650,000 of noninterest income in 2002, and $451,000 in 2001.  This increase is primarily attributable to BancTrust having expanded its trust operation into one of its newer and more dynamic markets.  Consequently, BancTrust’s base of trust clients has increased, thereby providing and increase in trust fee income.

          BancTrust realized $201,000 of noninterest income from the operating revenues of a commercial real estate property it assumed control of in August of 2002.  The property, which is included in other real estate, was acquired as a result of having been pledged as collateral on a defaulted commercial real estate loan.  Also, earnings on life insurance policies owned by BancTrust totaled $459,000 in 2002, compared to $119,000 in 2001.  2002 was the first full twelve month period that BancTrust owned these policies, thereby generating more noninterest income than in 2001.

          Gains on securities totaled $762,000 in 2002, compared to $836,000 in 2001.  Interest rates did not decline as drastically, nor did they decline as quickly in 2002 as in 2001.  This was the primary reason that gains realized on the sale in securities in 2002 were lower than in 2001.

2001 versus 2000

          In 2001, noninterst income increased by $1,119,000 to $8,722,000 from $7,603,000 in 2000.  The primary source of this increase was in net securities gains, which increased to $836,000 in 2001 from $15,000 in 2000.  The market values of fixed rate debt securities generally tend to increase during periods of declining interest rates, thus producing gains when sold.  Given the rapid pace at which market rates of interest declined during 2001, BancTrust realized significantly higher gains on sales of securities than it did in 2000.  Another source of the increase in noninterest income was in service charges on deposit accounts.  In 2001, service charges on deposit accounts totaled $5,315,000, as compared to $4,918,000 in 2000.  This increase was primarily due to an increase in the customer base of BancTrust, as a result ongoing business development efforts in its newer markets.

Noninterest Expense

          Primary examples of noninterest expense include, but are not limited to: employee salaries and benefits, premises and equipment, outside services, data processing and security.  Management is firmly committed to controlling noninterest expenses, and is constantly seeking and evaluating techniques and courses of action that could serve to reduce them, while maintaining its ability to provide quality service to its customer base as well as operational integrity.

2002 versus 2001

          Noninterest expense totaled $24,747,000 in 2002, compared to 23,914,000 in 2001.  This represents an $833,000 increase over 2001, or 3.5%.  Salaries and employee benefits increased $397,000 in 2002 to $11,695,000 from $11,298,000 in 2001.  Routine salary increases, combined with a 29% increase in expenses associated with BancTrust’s defined benefits pension plan, accounted for the majority of the aforementioned increase in salaries and employee benefits.  Premises and equipment expense increased in 2002 to $4,435,000, from $4,264,000 in 2001.  Expenses associated with service maintenance arrangements BancTrust has with equipment vendors increased in 2002 and were the primary cause of the increase in premises and equipment expense.  Other noninterest expense totaled $7,093,000 in 2002, compared to $6,509,000 in 2001.  Expenses associated with the retirement of BancTrust’s former Chief Executive Officer in the amount of $382,000, accounted for the majority of this increase between the two periods.  Also, BancTrust did not realize any amortization expense associated with goodwill.  In 2001, BancTrust realized goodwill amortization expense of $338,000.  See note 7 to Consolidated Financial Statements incorporated in item 15. – “Exhibits, Financial Statement Schedules and Reports on Form 8-K” for further information regarding  goodwill amortization.

2001 versus 2000

          Noninterest expense in 2001 totaled $23,914,000, compared to $23,145,000 in 2000, representing an increase of $769,000, or 3.32%.  A major portion of this increase was accounted for in salaries and employee benefits.  In 2001, salaries and employee benefits totaled $13,141,000.  In 2000, salaries and employee benefits totaled $12,223,000.  In 2001, BancTrust added additional key personnel in some of its newer markets, which contributed to the increase in salaries.  Additionally, BancTrust realized a significant increase in 2001 (approximately $155,000) in the expense recognized in connection with its defined benefit pension plan over what was recognized in 2000.  Premises and equipment expense increased in 2001 when compared to 2000.  Premises and equipment expense totaled $4,264,000 and $3,972,000 for 2001 and 2000 respectively.  The majority of this increase was attributed to an increase in depreciation expense which was related to two new offices that were added late in 2000.  As a result, 2001 was the first full year for which depreciation was recorded on the premises and equipment of these new offices.  Other noninterset expense decreased in 2001 from 2000, totaling $6,509,000 and $6,950,000 for each of the two years, respectively.  Management closely monitors all aspects of noninterest expense, and constantly seeks opportunities to reduce their amounts.

          Amortization of goodwill and core deposits is included in other noninterest expense.  Amortization of goodwill and core deposits decreased from $728,000 for 2000 to $645,000 for 2001.  BancTrust has ceased to amortize goodwill, beginning January 1, 2002.  See Note 16 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits, Financial Statement Schedules and Reports on Form 8-K” for further discussion about the termination of goodwill amortization.

Income Taxes

          BancTrust participates in several low-income housing projects, which provide tax credits, and invests in certain nontaxable obligations of states and political subdivisions, thus reducing its effective tax rate.  Also, BancTrust owns life insurance policies on certain employees, the earnings of which are not taxable, thus further reducing its effective tax rate.    See Note 11 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits, Financial Statement Schedules and Reports on Form 8-K”.

2002 versus 2001

          Net income before the provision for income tax totaled $7,372,000 and $8,745,000 respectively for the years ended December 31, 2002 and 2001.  For each of the years 2002 and 2001, the provision for income tax totaled $2,235,000 and $2,534,000 respectively.  The effective income tax rates for BancTrust in 2002 and 2001, were 30.3% and 29.0% respectively.

2001 versus 2000

          Net income before the provision for income taxes totaled $8,745,000and $8,905,000 for the years ended December 31, 2001 and 2000 respectively.  The provision for income taxes for the years ended December 31, 2001 and December 31, 2000 totaled $2,534,000 and $2,805,000, respectively.  For the years ended December 31, 2001 and December 31, 2000, the effective tax rates were 29.0% and 31.5%, respectively.

Interest Rate Risk

          The profitability of most financial institutions, including BancTrust, is greatly dependent on net interest income.  Given this, management believes changes in interest rates impact BancTrust’s profitability to a greater extent than the effects of general inflation levels.  Interest rates do not always move with the same magnitude, or in the same direction as, inflation.   When interest-earning assets are repricing to market rate levels at a different pace than interest-bearing liabilities, net interest income is affected either positively or negatively, depending on the direction market rates are moving.  When interest rates are volatile, liquidity and maturity of BancTrust’s assets and liabilities is crucial in maintaining desired performance levels.    Interest rates are highly sensitive to many factors, including Federal Reserve monetary policies and domestic and international political conditions such as inflation, recession, unemployment, money supply, government borrowing and other factors beyond management’s control may also affect interest rates.  Management is unable to predict the future of interest rate movements; therefore, management attempts to strike a relative balance between rate sensitive assets and liabilities.  This strategy is designed to protect BancTrust’s profitability against radical shifts in interest rate levels.  Management believes the current relationship between rate sensitive assets and rate sensitive liabilities is well matched, indicating a minimal exposure to interest-rate risk. The table below presents a quantitative expression of interest-rate risk.

          In June of 2002, BancTrust entered into an agreement known as an “interest rate swap”.  Interest rate swaps are typically used to mitigate exposure to interest rate risk.  Pursuant to the agreement, BancTrust will receive payment from its counterparty for the same amount of interest it is being charged on a $12,000,000 loan from the Federal Home Loan Bank of Atlanta (“FHLB”), which bears an interest rate of 6.85%.  In turn, BancTrust will pay its counterparty an amount equal to the one month London Inter-Bank Offering Rate (“LIBOR”) plus 2.61% on a specified day each calendar quarter.  The interest rate swap qualifies for treatment under the short-cut method of accounting; therefore, fluctuations in the fair value of the interest rate swap will be fully offset by fluctuations in the fair value of the underlying debt and have no effect on the results of operations of BancTrust.

THE PEOPLES BANCTRUST COMPANY, INC.
INTEREST RATE SENSITIVITY POSITION
December 31, 2002

	Expected Maturity / Repricing Time Frame

	Less than three months	Between three months and one year	Between one year and five years	Between five years and ten years	Beyond ten years	Total

	(Dollars in thousands)
ASSETS:
Earning assets:
Loans	$175,597	$140,079	$137,297	$29,201	$17,084	$499,258
Securities	36,467	27,630	82,591	16,125	394	163,207
Interest-bearing deposits in other banks	5,848					5,848
Funds sold and securities purchased under agreements to resell	9,057					9,057
Total interest-earning assets	$226,969	$167,709	$219,888	$45,326	$17,478	$677,370
LIABILITIES:
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	$—	$1,987	$64,258	$16,562	$—	$82,807
Savings and money market deposits	4,903	45,502	78,776	7,573	—	136,754
Time deposits	89,333	128,512	92,205	156	—	310,206
Securities sold under agreements to repurchase	2,007					2,007
FHLB borrowings	32,672	2,039	8,036	20,018	2,706	65,471

Total interest-bearing liabilities	$128,915	$178,040	$243,275	$44,309	$2,706	$597,245

Period gap	$98,054	$(10,331)	$(23,387)	$1,017	$14,772	$80,125
Cumulative gap	$98,054	$87,723	$64,336	$65,353	$80,125
Ratio of cumulative gap to total earning assets	14.48%	12.95%	9.50%	9.65%	11.83%

          On December 31, 2002, BancTrust had a positive cumulative one-year gap position of $87,723,000, indicating that while $394,678,000 in assets could reprice during 2003, $306,955,000 in liabilities could reprice in the same time frame. The above table reflects a positive cumulative gap position in all maturity classifications.  A positive cumulative gap position implies that interest earning assets (loans and securities) will reprice at a faster pace than interest-bearing liabilities (deposits and debt).  In a rising rate environment, this position will generally have a positive effect on earnings, while in a falling rate environment this position will generally have a negative effect on earnings.  Other factors, however, including the speed at which assets and liabilities reprice in response to changes in market rates and the interplay of competitive factors, can also influence the overall impact on net income of changes in interest rates.  The actual interest rate sensitivity of BancTrust’s assets and liabilities could vary significantly from the information set forth in the above table due to market conditions and other factors.

          The process of measuring, compiling and analyzing the maturity and repricing dynamics of interest sensitive assets and interest sensitive liabilities is referred to as, “asset liability management” (“ALM”).  BancTrust has established an ALCO (see – “Liquidity”), consisting of the Chief Executive Officer, Chief Financial Officer, Risk Management Officer, Senior Lender, Chief Investment Officer, Retail Division Manager and the Principal Accounting Officer.  The ALCO is responsible for ensuring that the relationship of interest sensitive assets and liabilities, as defined by their respective maturity and repricing characteristics, does not become so mismatched as to expose BancTrust to unacceptable levels of risk in the areas of equity capital valuation, earnings or liquidity.  ALCO achieves its objectives via regular meetings where various data relating to specific liquidity and interest rate issues are presented and discussed.  At least quarterly, ALCO utilizes an interest rate risk computer model which compiles the detailed repricing and maturity characteristics of BancTrust’s interest sensitive instruments (both assets and liabilities), and produces various reports and supporting detail, which indicate BancTrust’s overall interest rate risk status.

          The following table illustrates the results of simulation analysis used by BancTrust to determine the extent to which market risk would have affected the net interest margin if prevailing interest rates differed from actual rates during 2002 and 2001.  Because of the inherent use of estimates and assumptions in the simulation model used to derive this information, the actual results for 2002 and 2001 and the future impact of market risk on BancTrust’s net interest margin may differ from those found in the table.

2002	Change in Prevailing Interest Rates	Net Interest Income Amount (in thousands)	Change from 2002 Net Interest Income Amount	% Change

	+200	31,617	2,073	7.02%
	+100	30,638	1,094	3.70%
	0	29,544	—	0.00%
	-100	29,907	363	1.23%
	-200	27,655	(1,889)	-6.39%

2001	Change in Prevailing Interest Rates	Net Interest Income Amount (in thousands)	Change from 2001 Net Interest Income Amount	% Change

	+200	27,330	(70)	-0.25%
	+100	27,549	149	0.55%
	0	27,400	—	0.00%
	-100	26,506	(894)	-3.26%
	-200	25,656	(1,744)	-6.36%

New Accounting Standards

          See Note 1 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits, Financial Statement Schedules and Reports on Form 8-K” for discussion on new accounting standards.

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

          See Item 7.-“ Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Consolidated Financial Statements and related notes thereto, along with related financial schedules as listed in Item 15.-“Exhibits, Financial Statement Schedules and Reports on Form 8-K” have been included in this report, and should be referred to in their entirety.  The table below sets forth certain quarterly supplementary financial information.

SELECTED QUARTERLY FINANCIAL DATA 2002 - 2001
(Dollars in thousands, except for per share amounts)

	2002				2001

	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31

Net interest income	$7,460	$7,641	$7,273	$7,170	$6,956	$6,995	$6,795	$6,654
Provision for loan losses	1,152	4,375	870	807	871	876	807	909
Income before income tax	2,869	(597)	2,648	2,452	2,203	2,186	2,439	1,917
Provision for income tax	875	(196)	808	748	440	710	770	614
Net income	1,994	(401)	1,840	1,704	1,763	1,476	1,669	1,303
Net income per share (basic and diluted)	$0.35	$(0.07)	$0.33	$0.31	$0.32	$0.26	$0.29	$0.23
Cash dividends declared per share	0.11	0.11	0.11	0.10	0.10	0.10	0.10	0.10

Total Assets	$740,261	$734,024	$715,574	$707,855	$693,707	$683,054	$683,041	$688,857

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information regarding directors of BancTrust is omitted from this Report as BancTrust intends to file a definitive proxy statement not later than 120 days after December 31, 2002, and the information to be included therein is incorporated herein by reference.  Information regarding the executive officers of BancTrust is included under separate caption in Part I of this Form 10-K.  Item 405 of Regulation S-K disclosure is omitted from this Report as BancTrust will file a definitive proxy statement dated not later than 120 days after December 31, 2002, and the Item 405 disclosure to be included therein is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

          Information regarding executive compensation is omitted from this Report as BancTrust will file a definitive proxy statement dated not later than 120 days after December 31, 2002 and the information to be included therein is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

          Information required by this Item is omitted from this Report as BancTrust will file a definitive proxy statement dated not later than 120 after December 31, 2002, and the information to be included therein is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information required by this Item is omitted from this Report as BancTrust will file a definitive proxy statement dated not later than 120 days after December 31, 2002, and the information to be included therein is incorporated herein by reference.

ITEM 14.	CONTROLS AND PROCEDURES

          Within 90 days prior to the date of this report, BancTrust carried out an evaluation, under the supervision and with the participation of management, including BancTrust’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BancTrust’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, BancTrust’s Chief Executive Officer and Chief Financial Officer concluded that BancTrust’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to BancTrust (including its consolidated subsidiaries) required to be included in periodic SEC filings.  There have been no significant changes in BancTrust’s internal controls or in other factors that could significantly affect these controls subsequent to the date BancTrust conducted its evaluation.

          Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed by BancTrust under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to BancTrust’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Disclosure controls include internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported.

          Any control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are achieved.  The design of a control system inherently has limitations, including the controls’ cost relative to their benefits.  Additionally, controls can be circumvented.  No cost-effective control system can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)(1)             The following consolidated financial statements of BancTrust included herein (beginning on page F-1), are as follows.

1.	Report of Independent Accountants.

2.	Consolidated Balance Sheets - December 31, 2002 and 2001.

3.	Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000.

4.	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2002, 2001 and 2000.

5.	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000.

6.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.

7.	Notes to Consolidated Financial Statements.

          (a)(2)             All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

          (a)(3)             The following exhibits either are filed as part of this Report or are incorporated herein by reference:

Exhibit No. 3. Articles of Incorporation and Bylaws

(i) Articles of Incorporation – incorporated herein by reference to Exhibit 3(i) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

(ii) Bylaws – incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

Exhibit No. 10.1, Stock Option Plans

(i) 1992 Stock Option Plan - Incorporated herein by reference to Exhibit 10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.

(ii) 1999 Stock Option Plan – Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-77109).

Exhibit No. 10.2, Executive Supplemental Retirement Plans

(i)

Agreement dated July 17, 2001, by and between The Peoples Bank and Trust Company and Richard P. Morthland – Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(ii)

Agreement dated July 17, 2001, by and between The Peoples Bank and Trust Company and Elam P. Holley, Jr.  Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Exhibit No. 10.3, Agreement with Richard P. Morthland – Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated December 17, 2002.

Exhibit No. 21. Subsidiaries of the Registrant

A list of subsidiaries of the Registrant is included as an exhibit to this Report.

Exhibit No. 23. Consent of PricewaterhouseCoopers LLP

(b)	Reports on Form 8-K

Current report on Form 8-K dated December 17, 2002, reporting under Item 5, the execution of an agreement with Richard P. Morthland in connection with his retirement as Chairman of the Board, Chief Executive Officer and director of the Registrant and The Peoples Bank and Trust Company.

(c)	Exhibits to this Form 10-K are attached or incorporated by reference as stated above.

(d)	None.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

THE PEOPLES BANCTRUST COMPANY, INC.
(Registrant)

Date: March 28, 2003	By:	/s/ ELAM P. HOLLEY, JR.

President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

DATE:     SIGNATURE AND TITLE:

/s/ TED M. HENRY	March 28, 2003

Ted M. Henry
Chairman of the Board of Directors

/s/ ELAM P. HOLLEY, JR.	March 28, 2003

President and Chief Executive Officer

/s/ ANDREW C. BEARDEN, JR.	March 28, 2003

Andrew C. Bearden, Jr.
Executive Vice President and
Chief Financial Officer

/s/ THOMAS P. WILBOURNE	March 28, 2003

Thomas P. Wilbourne
Vice President and Controller
(Principal Accounting Officer)

/s/ CLYDE B. COX JR.	March 28, 2003

Clyde B. Cox, Jr.
Director

/s/ JOHN CREAR	March 28, 2003

John Crear
Director

/s/ HARRY W. GAMBLE, JR.	March 28, 2003

Harry W. Gamble, Jr.
Director

/s/ EDITH M. JONES	March 28, 2003

Edith M. Jones
Director

/s/ THOMAS E. NEWTON	March 28, 2003

Thomas E. Newton
Director

/s/ DAVID Y. PEARCE	March 28, 2003

David Y. Pearce
Director

/s/ JULIUS E. TALTON, JR.	March 28, 2003

Julius E. Talton, Jr.
Director

/s/ DANIEL P. WILBANKS	March 28, 2003

Daniel P. Wilbanks
Director

I, Elam P. Holley, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of The Peoples BancTrust Company, Inc.
2.

Based on my knowledge, this annual report does not contain any untrue statement of a materiel fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ ELAM P. HOLLEY, JR.

Elam P. Holley, Jr.
President and Chief Executive Officer

I, Andrew C. Bearden, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of The Peoples BancTrust Company, Inc.
2.

Based on my knowledge, this annual report does not contain any untrue statement of a materiel fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ ANDREW C. BEARDEN, JR.

Andrew C. Bearden, Jr.
Executive Vice President and Chief Financial Officer

The Peoples BancTrust Company, Inc. and Subsidiary
Consolidated Financial Statements
As of December 31, 2002 and 2001 and
For Each of the Three Years Ended December 31, 2002

Report of Independent Accountants

To the Board of Directors
The Peoples BancTrust Company, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of The Peoples BancTrust Company, Inc. and its subsidiary (the Company) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Notes 1 and 7 to the consolidated financial statements, on January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ PricewaterhouseCoopers LLP

February 28, 2003, except for Footnote 20, as to which the date is March 18, 2003

The Peoples BancTrust Company, Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2002 and 2001

	2002	2001

ASSETS
Cash and due from banks	$28,525,608	$27,932,380
Federal funds sold and securities purchased under agreements to resell	9,057,000	11,209,561

Cash and cash equivalents	37,582,608	39,141,941
Available-for-sale securities	163,206,525	150,020,798
Loans, net of unearned discount	499,257,952	467,299,777
Allowance for loan losses	(10,256,805)	(7,666,046)

Loans, net	489,001,147	459,633,731
Bank premises and equipment, net	15,508,431	16,463,498
Other real estate, net	7,120,117	2,045,286
Interest receivable	4,131,865	4,784,390
Goodwill and other intangible assets, net	7,369,387	7,601,238
Deferred income taxes	1,999,118	1,342,598
Other assets	14,341,803	12,673,675

	$740,261,001	$693,707,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand - noninterest bearing	$67,205,387	$66,401,452
Demand - interest bearing	181,554,595	146,673,184
Savings	38,006,138	38,268,686
Time	310,205,663	310,914,675

Total deposits	596,971,783	562,257,997
Federal funds purchased and securities sold under agreements to repurchase	2,007,000	3,369,000
FHLB borrowings	65,470,983	55,330,708
Interest payable	1,924,088	3,001,444
Dividends payable	33,353	39,415
Income taxes payable	84,770	209,461
Other liabilities	2,587,646	2,350,321

Total liabilities	669,079,623	626,558,346
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $.10 par value; 9,000,000 shares authorized; 5,562,802 and 5,562,784 shares issued at December 31, 2002 and 2001, respectively	556,280	556,278
Additional paid-in capital	11,145,133	11,144,924
Accumulated other comprehensive income, net of tax	1,935,662	648,478
Retained earnings	57,544,303	54,799,129

Total stockholders’ equity	71,181,378	67,148,809

	$740,261,001	$693,707,155

The accompanying notes are an integral part of these financial statements.

The Peoples BancTrust Company, Inc. and Subsidiary
Consolidated Statements of Income
For the Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000

Interest income:
Interest and fees on loans and bankers acceptances	$35,979,548	$42,656,573	$43,906,378
Interest and dividends on investment securities:
U.S. Government securities	2,502,475	4,194,113	5,221,280
Obligations of state and political subdivisions and industrial development bonds:
Nontaxable	146,346	53,279	49,737
Taxable	95,538	14,293	75,268
Other securities and interest-bearing deposits	5,116,792	3,528,734	2,152,898
Interest on federal funds sold and securities purchased under agreements to resell	125,222	757,641	533,728

Total interest income	43,965,921	51,204,633	51,939,289

Interest expense:
Interest on deposits	11,176,184	20,188,618	20,785,959
Interest on federal funds purchased, securities sold under agreements to repurchase, and FHLB borrowings	3,245,535	3,616,038	3,429,345

Total interest expense	14,421,719	23,804,656	24,215,304

Net interest income	29,544,202	27,399,977	27,723,985
Provision for loan losses	7,203,743	3,463,430	3,276,786

Net interest income after provision for loan losses	22,340,459	23,936,547	24,447,199

Noninterest income:
Trust department income	650,003	450,538	415,067
Service charges on deposit accounts	5,397,708	5,315,497	4,917,773
Net securities gains	762,132	835,568	14,809
Other	2,969,036	2,120,835	2,255,308

Total noninterest income	9,778,879	8,722,438	7,602,957

Noninterest expenses:
Salaries and wages	11,694,678	11,297,507	10,797,378
Pensions and other employee benefits	1,524,584	1,843,207	1,426,075
Occupancy and furniture and equipment expenses	4,435,040	4,263,985	3,972,056
Other operating expenses	7,092,800	6,509,200	6,949,667

Total noninterest expenses	24,747,102	23,913,899	23,145,176

Income before provision for income taxes	7,372,236	8,745,086	8,904,980
Provision for income taxes	2,235,065	2,534,330	2,805,070

Net income	$5,137,171	$6,210,756	$6,099,910

Earnings per share (Note 15):
Basic net income per share	$.92	$1.10	$1.08

Diluted net income per share	$.92	$1.10	$1.08

Basic weighted average number of shares outstanding	5,562,784	5,634,674	5,662,784

Diluted weighted average number of shares outstanding	5,577,986	5,641,964	5,664,531

The accompanying notes are an integral part of these financial statements.

The Peoples BancTrust Company, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000

Net income	$5,137,171	$6,210,756	$6,099,910
Other comprehensive income:
Unrealized gains on securities available for sale during the period	2,805,281	2,262,205	2,197,011
Less: reclassification adjustment for net gains included in net income	762,132	835,568	14,809

	2,043,149	1,426,637	2,182,202
Income tax provision related to items of other comprehensive income	(755,965)	(527,856)	(785,593)

Other comprehensive income, net of tax	1,287,184	898,781	1,396,609

Comprehensive income, net of tax	$6,424,355	$7,109,537	$7,496,519

The accompanying notes are an integral part of these financial statements.

The Peoples BancTrust Company, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholder’s Equity
For the Years Ended December 31, 2002, 2001, and 2000

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss) Net of Tax	Retained Earnings	Treasury Stock	Total

Balance, December 31, 1999	$514,814	$5,651,560	$(1,646,912)	$53,385,875	$—	$57,905,337
Net income				6,099,910		6,099,910
Change in unrealized gains (losses), net of income taxes			1,396,609			1,396,609
Cash dividends declared ($.37 per share)				(1,904,792)		(1,904,792)

Balance, December 31, 2000	514,814	5,651,560	(250,303)	57,580,993	—	63,497,064
Net income				6,210,756		6,210,756
Change in unrealized gains (losses), net of income taxes			898,781			898,781
Cash dividends declared ($.40 per share)				(2,194,148)		(2,194,148)
Common stock dividend declared (10%)	51,464	6,741,864		(6,798,472)		(5,144)
Treasury stock purchase					(1,258,500)	(1,258,500)
Retirement of treasury stock	(10,000)	(1,248,500)			1,258,500	—

Balance, December 31, 2001	556,278	11,144,924	648,478	54,799,129	—	67,148,809
Net income				5,137,171		5,137,171
Change in unrealized gains (losses), net of income taxes			1,287,184			1,287,184
Cash dividends declared ($.43 per share)				(2,391,997)		(2,391,997)
Common stock issued	2	209				211

Balance, December 31, 2002	$556,280	$11,145,133	$1,935,662	$57,544,303	$—	$71,181,378

The accompanying notes are an integral part of these financial statements.

The Peoples BancTrust Company, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000

Cash flows from operating activities:
Net income	$5,137,171	$6,210,756	$6,099,910
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,203,743	3,463,430	3,276,786
Depreciation, amortization, and accretion	3,171,966	3,168,652	2,799,615
(Decrease) increase in unearned discount	(367,643)	(514,011)	79,560
Deferred income taxes, net	(1,320,170)	(923,448)	(987,613)
Gain on sale of securities	(762,132)	(835,568)	(14,809)
Write down of other real estate and equipment	46,480	39,095	167,763
Decrease (increase) in assets:
Interest receivable	652,525	1,344,775	(1,012,397)
Other assets	(2,168,128)	(7,551,334)	(810,605)
Increase (decrease) in liabilities:
Interest payable	(1,077,356)	(1,187,420)	1,522,989
Income taxes payable	(124,691)	(911,766)	666,576
Other liabilities	237,325	(322,330)	635,379

Net cash provided by operating activities	10,629,090	1,980,831	12,423,154

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	91,807,044	56,891,857	16,577,233
Proceeds from maturities and calls of available for sale securities	58,037,952	69,325,000	3,600,000
Purchase of available-for-sale securities	(160,429,892)	(142,322,706)	(30,350,314)
Net (increase) decrease in loans	(43,365,031)	4,319,988	(41,504,224)
Purchases of bank premises and equipment	(1,372,702)	(1,697,685)	(5,015,432)
Proceeds from sale of other real estate and equipment	2,040,204	456,927	631,339

Net cash used in investing activities	(53,282,425)	(13,026,619)	(56,061,398)

Cash flows from financing activities:
Net increase in deposits	34,713,786	26,071,790	46,845,605
Increase (decrease) in short-term borrowings	8,778,275	(4,252,466)	(13,941,100)
Dividends paid	(2,398,059)	(2,222,879)	(1,888,203)
Purchase of treasury stock		(1,258,500)

Net cash provided by financing activities	41,094,002	18,337,945	31,016,302

(Decrease) increase in cash and cash equivalents	(1,559,333)	7,292,157	(12,621,942)
Cash and cash equivalents, beginning of year	39,141,941	31,849,784	44,471,726

Cash and cash equivalents, end of year	$37,582,608	$39,141,941	$31,849,784

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$15,499,075	$24,992,076	$22,692,315

Income taxes	$3,679,926	$4,369,544	$3,190,437

Non-cash investing activities:
Transfer of loans to other real estate	$7,161,515	$1,822,790	$820,486

The accompanying notes are an integral part of these financial statements.

The Peoples BancTrust Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001, and 2000

1.	Significant Accounting Policies

Basis of Consolidation - The consolidated financial statements included herein are those of The Peoples BancTrust Company, Inc. (the Company) and its wholly owned subsidiary, The Peoples Bank and Trust Company (the Bank).  The Company operates primarily in the retail banking industry.

Nature of Operations - The Company operates as a single-segment retail banking enterprise with twenty-five offices in rural and suburban communities in south-central Alabama. The Company’s primary source of revenue is providing loans to customers, who are predominately small and middle-market businesses and middle-income individuals.

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Securities – Securities are classified as either held-to-maturity, trading, or available-for-sale securities.

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

At December 31, 2002 and 2001, the Company classified all securities as available for sale as part of an asset and liability strategy to maximize the flexibility of its investment portfolio.

Realized and unrealized gains and losses are based on the specific identification method.

Loans, net - Loans are stated at face value, net of unearned discount and the allowance for loan losses. Unearned discounts on installment loans are recognized as income over the terms of the loans by the interest method. Interest on other loans is credited to operations based on the principal amount outstanding. Nonrefundable fees and costs associated with originating or acquiring loans are recognized by the interest method as a yield adjustment over the life of the corresponding loan.

The Peoples BancTrust Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001, and 2000

Allowance for Loan Losses - A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

At December 31, 2002 and 2001, the recorded investment in loans for which impairment has been recognized totaled approximately $7,821,000 and $6,788,000, respectively. These loans had a corresponding valuation allowance of approximately $1,897,000 at December 31, 2002 and $1,800,000 at December 31, 2001. The impaired loans were measured for impairment using the fair value of the collateral, as substantially all of these loans were collateral dependent. The average recorded investment in impaired loans during 2002 and 2001 was approximately $9,833,000 and $5,493,000, respectively. The Company recognized approximately $305,000 and $439,000 of interest on impaired loans during the period that they were impaired during 2002 and 2001, respectively.

The Company uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payment status, borrowers’ financial data, and borrowers’ operating factors such as cash flows, operating income or loss, etc.

Management’s periodic evaluation of the adequacy of the allowance also considers unimpaired loans and takes into consideration the Bank’s past loan loss experience for pools of homogeneous loans, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, and current economic conditions. While management believes that it has established the allowance in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Bank’s regulators or its economic environment will not require further increases in the allowance.

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

Income Recognition on Impaired and Nonaccrual Loans - Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-collateralized and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as nonaccrual. At the discretion of management, loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and

The Peoples BancTrust Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001, and 2000

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

Bank Premises and Equipment - Office equipment, vehicles, and buildings are stated at cost less accumulated depreciation computed on the straight-line, declining-balance and other accelerated methods over the estimated useful lives of the assets. Gains or losses on disposition are recorded in other operating income on the date of disposition, based upon the difference between the net proceeds and the adjusted carrying value of the assets sold or retired. Maintenance and repairs are charged to expense as incurred, while renewals and betterments are capitalized. Estimated useful lives range from seven to forty years for buildings and improvements, and three to five years for furniture and equipment.

Other Real Estate - Other real estate is stated at the lower of the appraised value, less estimated costs to sell the property, or outstanding loan balance at the time of foreclosure. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other expenses.

Goodwill and Other Intangible Assets – Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142, goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but instead are tested for impairment as of the date of adoption and at least annually. Intangible assets that have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. All of the Company’s other intangible assets have finite lives and are amortized on an accelerated basis over a period of no more than ten years. Prior to the adoption of SFAS 142, the Company’s goodwill was amortized over a period of 25 years using the straight-line method. Note 7 includes a summary of the Company’s goodwill and other intangible assets as well as further detail about the impact of the adoption of SFAS 142.

Income Taxes - Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The Peoples BancTrust Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001, and 2000

Stock-Based Compensation - SFAS No. 123, Accounting for Stock-Based Compensation, defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, SFAS No. 123 allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company  has elected to continue to measure compensation cost for its stock option plans under the provisions in APB Opinion 25 and has calculated the fair value of outstanding options for purposes of pro forma disclosure utilizing the Black-Scholes method.

The majority of the Company’s options granted in 2002, 2001 and 2000 vest ratably over a period of three years; therefore, for purposes of pro forma disclosures, the compensation expense related to these options has been allocated over the vesting period.

The Company’s actual and pro forma information follows (in thousands except per share data):

	Year Ended December 31

	2002	2001	2000

Net income:
As reported	$5,137,171	$6,210,756	$6,099,910
Deducts: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(177,317)	(128,568)	(81,908)

Pro forma net income	$4,959,854	$6,082,188	$6,018,002

Basic earnings per share:
As reported	$.92	$1.10	$1.08
Pro forma	$.89	$1.08	$1.06
Diluted earnings per share
As reported	$.92	$1.10	$1.08
Pro forma	$.89	$1.08	$1.06

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for options granted in 2002, 2001, and 2000, respectively: dividend yield of 3.39%, 3.32%, and 2.85%; expected volatility of 43.6%, 36.6%, and 37.7%; risk-free interest rate of 2.36%, 3.57%, and 4.89%; and expected life of 4.11 years, 3.79 years, and 3.65 years.  The weighted average fair value of options granted during 2002, 2001, and 2000 was $4.97, $3.89, and $3.45, respectively.

Advertising Costs - Advertising costs are expensed as incurred.

The Peoples BancTrust Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001, and 2000

Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold, securities purchased under agreements to resell, and interest-bearing deposits in banks.

Accounting for Derivatives and Hedging Activities - As part of the Company’s overall interest rate risk management, the Company occasionally uses derivative instruments. Under the guidelines of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, all derivative instruments are required to be carried at fair value on the balance sheet. SFAS 133 provides special hedge accounting provisions, which permit the change in the fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in fair value of the derivative.

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS 133. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction.

Derivative instruments that are used as part of the Company’s interest-rate risk-management strategy consist primarily of interest-rate swaps. Interest-rate swaps generally involve the exchange of fixed- and variable-rate interest payments between two parties, based on a notional principal amount, interest rate index and maturity date. The Company is exposed to credit and market risk by using derivative instruments. If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in a derivative. The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high quality counterparties. Market risk is the adverse effect that a change in interest rates, or implied volatility rates has on the value of a financial instrument. The Company manages the market risk by using derivatives chiefly for hedging purposes, and then monitoring the effectiveness of the hedges.

Reclassifications - Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

Recently Issued Accounting Standards – On June 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets.  This Statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that goodwill and indefinite lived intangible assets no longer be amortized, that goodwill will be tested for impairment at least annually, that intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and that amortization period of intangible assets with finite lives will no longer be limited to forty years (see Notes 1 and 7).

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS No. 143 addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets resulting from acquisition, construction, development, or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred. The asset retirement obligation is to be capitalized as part of the carrying amount of the long-lived asset and the

The Peoples BancTrust Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001, and 2000

expense is to be recognized over the useful lives of the long-lived assets. The Standard is effective for the Company beginning January 1, 2003, and it’s adoption is not expected to have a material impact on the results of operations, financial position, or liquidity.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The effective date for this statement is January 1, 2002 and supersedes SFAS No. 121. SFAS No. 144 carries forward from SFAS No. 121 the fundamental guidance related to the recognition and measurement of an impairment loss related to assets to be held and used and provides guidance related to the disposal of long-lived assets to be abandoned or disposal by sale. The provisions of SFAS No. 144 did not have a material impact on results of operations, financial position, or liquidity.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. In April 2002, the FASB issued SFAS No. 145, which updates, clarifies, and simplifies certain existing accounting pronouncements beginning at various dates in 2002 and 2003. The statement rescinds SFAS No. 4 and SFAS No. 64, which required net gains or losses from the extinguishment of debt to be classified as an extraordinary item in the income statement. These gains and losses will now be classified as extraordinary only if they meet the criteria for such classification as outlined in APB Opinion 30. The changes required by SFAS No. 145 are not expected to have a material impact on results of operations, financial position, or liquidity.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This statement is effective October 1, 2002 and amends FASB Statements No. 72 and 144 and FASB Interpretation No. 9. SFAS No. 147 stipulates that the acquisition of all or part of a financial institution will now be accounted for under SFAS No. 141 and 142. SFAS No. 147 also stipulated that the core deposit intangible assets, related to the acquisition of financial institutions, will now be subjected to the impairment testing requirements of SFAS No. 144. The provisions of SFAS No. 147 did not have a material impact on results of operations, financial position, or liquidity.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. Disclosures required by this standard are in Note 1, Summary of Significant Accounting Policies—Stock Based Compensation, in the Notes to Consolidated Financial Statements. The transition rules of this standard are not applicable since the Company continues to account for stock-based compensation under the guidance of APB Opinion 25. See Note 19, Stock Option Plan, in the Notes to Consolidated Financial Statements, for further discussion of the Company’s stock based plans.

On November 25, 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain

The Peoples BancTrust Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001, and 2000

types of guarantees.  The disclosure provisions of the Interpretation are effective for financial statements that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. (See Note 17, Financial Instruments with Off-Balance-Sheet Risk, and Note 18, Fair Value of Financial Instruments, in the Notes to Consolidated Financial Statements, for additional discussion of the Company’s financial guarantees as of December 31, 2002.) The initial adoption of this standard did not have an impact on the financial condition or results of operations. Management does not believe the provisions of this standard will have a material impact on future operations of the Company.

On January 15, 2002, FASB completed its redeliberations of the project related to the consolidation of variable interest entities which culminated with the issuance of FASB Interpretation No. 46 (FIN 46) Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation applies immediately to variable interest entities created after January 31, 2002, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This interpretation does not apply to securitization structures that are qualified special purpose entities (“QSPE”) as defined within SFAS No. 140. The Company will not be affected by adoption of this Interpretation.

2.	Restricted Cash Balances

Aggregate reserves in the form of deposits with the Federal Reserve Bank of approximately $10,797,000 and $13,918,000 were maintained to satisfy federal regulatory requirements at December 31, 2002 and 2001, respectively.

3.	Capital and Preferred Stock

The Company declared a 10% stock dividend in 2001.  The dividends were payable on June 15 to stockholders of record on June 7.  Basic and diluted earnings per share have been restated for all periods presented to reflect the stock dividends.  Stock options have also been restated to reflect the stock dividends.

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.10 per share, which have been designated as Non-cumulative Non-voting Directors’ Preferred Stock, Series A. No preferred stock is outstanding at either December 31, 2002 or 2001.

The Peoples BancTrust Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001, and 2000

4.	Securities

The amortized cost and approximate market values of available-for-sale securities at December 31, 2002 and 2001 are as follows:

	2002

Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value

U. S. Treasury securities	$1,005,720	$5,045		$1,010,765
Obligations of other U.S. government agencies and corporations	54,852,344	981,690	$(2,189)	55,831,845
Obligations of state and political subdivisions	6,555,396	212,179	(1,007)	6,766,568
Mortgage backed securities	76,639,813	1,822,772	(45,820)	78,416,765
Corporate and other securities	21,220,431	365,611	(405,460)	21,180,582

	$160,273,704	$3,387,297	$(454,476)	$163,206,525

	2001

Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value

U. S. Treasury securities	$5,198,025		$(4,608)	$5,193,417
Obligations of other U.S. government agencies and corporations	55,322,798	$799,860	(22,941)	56,099,717
Obligations of state and political subdivisions	1,988,589	37,886	(26,633)	1,999,842
Mortgage backed securities	59,454,244	332,303	(201,824)	59,584,723
Corporate and other securities	27,074,599	261,270	(192,770)	27,143,099

	$149,038,255	$1,431,319	$(448,776)	$150,020,798

The amortized cost and approximate market value of available-for-sale securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities

	Cost	Market Value

Due in one year or less	$943,703	$952,791
Due after one year through five years	62,450,461	62,902,241
Due after five years through ten years	13,838,171	14,453,356
Due after ten years	250,000	275,353
Mortgage backed securities	76,639,813	78,416,765
Equity securities	6,151,556	6,206,019

	$160,273,704	$163,206,525

The Peoples BancTrust Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001, and 2000

Included within corporate and other securities are $1,753,970 and $5,385,220 in marketable equity securities at December 31, 2002 and 2001, respectively. Also included within corporate and other securities are $3,426,500 and $3,019,800 of Federal Home Loan Bank stock at December 31, 2002 and 2001, respectively, and $635,400 of Federal Reserve Bank stock at both December 31, 2002 and 2001.

Gross gains of $785,614, $843,763, and $66,173, and gross losses of $23,482, $8,195, and $51,364 were realized on the sales of debt securities for 2002, 2001, and 2000, respectively.

Securities with a par value of approximately $127,341,000 and $100,456,000 were pledged as collateral for public funds deposits and repurchase agreements at December 31, 2002 and 2001, respectively.

5.	Loans

The major categories of loans at December 31, 2002 and 2001 are as follows:

	2002	2001

Commercial and industrial	$147,232,908	$124,032,842
Real estate mortgage	288,742,384	269,962,394
Personal	62,522,325	72,462,203
Overdrafts and credit line	1,917,528	2,367,174

	500,415,145	468,824,613
Unearned discount	1,157,193	1,524,836
Allowance for loan losses	10,256,805	7,666,046

	$489,001,147	$459,633,731

The Bank’s lending is concentrated throughout Dallas, Autauga, Butler, Bibb, Elmore, Shelby, Tallapoosa, Lee, and Tuscaloosa counties in Alabama; the repayment of these loans is, in part, dependent on the economic conditions in this region of the state. Management does not believe the loan portfolio contains concentrations of credit risk either geographically, or by borrower, which would expose the Bank to unacceptable amounts of risk. The above loans included agricultural loans totaling approximately $8,253,000 and $9,123,000 for 2002 and 2001, respectively. Management continually evaluates the potential risk in this segment of the portfolio in determining the adequacy of the allowance for possible loan losses.

The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, residential real estate and income-producing commercial properties. No additional credit risk exposure relating to outstanding loan balances exists beyond the amounts shown in the consolidated balance sheets as of December 31, 2002.

Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $7,308,000, $5,802,000 and $2,442,000 for 2002, 2001, and 2000, respectively. If these loans had been current throughout their terms, interest income would have increased approximately $572,000, $349,000, and $161,000 in 2002, 2001, and 2000, respectively.

The Peoples BancTrust Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001, and 2000

Changes in the allowance for loan losses were as follows:

	2002	2001	2000

Balance, beginning of year	$7,666,046	$6,071,754	$5,333,424
Provision charged to operations	7,203,743	3,463,430	3,276,786
Loans charged off	(5,248,693)	(2,710,358)	(3,772,379)
Recoveries	635,709	841,220	1,233,923

Balance, end of year	$10,256,805	$7,666,046	$6,071,754

6.	Bank Premises and Equipment

Bank premises and equipment and accumulated depreciation at December 31, 2002 and 2001 are summarized as follows:

	2002	2001

Buildings	$13,503,995	$13,096,601
Furniture and equipment	14,915,601	14,364,071
Land improvements	471,155	462,789
Construction in progress	180,545	5,384

	29,071,296	27,928,845
Less accumulated depreciation	16,522,943	14,390,425

	12,548,353	13,538,420
Land	2,960,078	2,925,078

	$15,508,431	$16,463,498

7.	Goodwill and Other Intangible Assets

Upon adoption of SFAS 142 on January 1, 2002, the Company ceased amortizing its goodwill, which decreased noninterest expense and increased net income in 2002 as compared to 2001 and prior periods. The following table shows the pro forma effect of applying SFAS 142 to the 2001 and 2000 periods:

	2002		2001		2000

	Net Income	Earnings Per Share	Net Income	Earnings Per Share	Net Income	Earnings Per Share

Basic earnings per share:
Net income/EPS	$5,137,171	$.92	$6,210,756	$1.10	$6,099,910	$1.08
Add back goodwill amortization			223,085.04		223,691.04

	$5,137,171	$.92	$6,433,841	$1.14	$6,323,601	$1.12

Diluted earnings per share:
Net income/EPS	$5,137,171	$.92	$6,210,756	$1.10	$6,099,910	$1.08
Add back goodwill amortization			223,085.04		223,691.04

Adjusted net income/EPS	$5,137,171	$.92	$6,433,841	$1.14	$6,323,601	$1.12

The Peoples BancTrust Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001, and 2000

The Company has amortizable finite-lived intangible assets capitalized on its balance sheet in the form of core deposits and other intangibles. Intangible assets (including goodwill) at December 31, 2002 and 2001 are as follows:

	As of December 31, 2002

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Carrying Value

Core deposits	$2,871,712	$1,861,856	$1,009,856
Other	212,804	56,496	156,308

Total amortizable intangibles	$3,084,516	$1,918,352	$1,166,164

Non-amortizing goodwill	$8,136,833	$1,933,610	$6,203,223

	As of December 31, 2001

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Carrying Value

Core deposits	$2,871,712	$1,648,627	$1,223,085
Other	212,804	37,874	174,930

Total amortizable intangibles	$3,084,516	$1,686,501	$1,398,015

Non-amortizing goodwill	$8,136,833	$1,933,610	$6,203,223

Amortization expense on finite-lived intangible assets totaled $232,000, $318,000, and $400,000 for 2002, 2001, and 2000, respectively. Aggregate amortization expense of currently recorded core deposits and other intangibles is expected to be $209,000 for the year ended December 31, 2003 and $207,000 for each of the years ended December 31, 2004 through December 31, 2007.

8.	Derivatives

During 2002, the Company entered into an interest rate swap in an effort to mitigate exposure to fluctuations in the fair market value of a fixed rate borrowing. Pursuant to the agreement, the Company will receive payment from its counterparty for interest it is being charged on a $12,000,000 loan from the Federal Home Loan Bank of Atlanta (FHLB), which bears an interest rate of 6.85%. In turn, on a specified day each calendar quarter, the Company will pay its counterparty an amount equal to the one month London Inter-Bank Offering Rate (LIBOR) plus 2.61%.

As allowed by SFAS 133, the interest rate swap qualifies for treatment under the short-cut method of accounting; therefore, fluctuations in the fair value of the interest rate swap will be fully offset by fluctuations in the fair value of the underlying debt and have no effect on the results of operations of the Company.

December 31, 2002

Derivative Type	Notional Amount	Fair Value	Liability Hedged

Interest rate swap	$12,000,000	$606,960	Fixed Rate FHLB Borrowing

The Peoples BancTrust Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001, and 2000

9.	Deposits

Certificates of deposit of less than $100,000 totaled $135,112,794 at December 31, 2002, while certificates of deposit of $100,000 or more totaled $140,948,183. At December 31, 2002, the scheduled maturities of certificates of deposit were as follows:

2003	$188,380,958
2004	75,715,327
2005	9,445,464
2006	934,645
2007	1,428,382
Thereafter	156,202

$276,060,978

10.	Borrowed Funds

Borrowed funds are summarized as follows:

	2002	2001

FHLB borrowings	$65,470,983	$55,330,708
Securities sold under agreements to repurchase	2,007,000	3,369,000

Total	$67,477,983	$58,699,708

The Company is a member of the Federal Home Loan Bank (FHLB).  At December 31, 2002 and 2001, the Company had borrowings of $65,470,983 and $55,330,708, respectively, outstanding with $11,500,000 of additional borrowing capacity with the FHLB at December 31, 2002 based upon current collateral.  FHLB has a blanket lien on the Company’s 1-4 family mortgage loans in the amount of the outstanding debt.  These borrowings bear interest rates of 1.72% to 7.45% and mature from 2003 to 2018.

At December 31, 2002, borrowed funds, including the current portion, are scheduled to mature as follows:

2003	$12,007,000
2004	7,500,000
2005	17,816,531
2006	240,000
2007	2,000,000
Thereafter	27,914,452

$67,477,983

The Company has unused lines of credit with unaffiliated financial institutions totaling $44 million.

The Peoples BancTrust Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001, and 2000

11.	Income Taxes

The Company and the Bank file a consolidated income tax return. The consolidated provision (benefit) for income taxes is as follows:

	Federal	State	Total

2002:
Current	$3,176,867	$378,368	$3,555,235
Deferred	(1,160,309)	(159,861)	(1,320,170)

	$2,016,558	$218,507	$2,235,065

2001:
Current	$3,194,017	$263,761	$3,457,778
Deferred	(797,760)	(125,688)	(923,448)

	$2,396,257	$138,073	$2,534,330

2000:
Current	$3,388,942	$403,741	$3,792,683
Deferred	(897,647)	(89,966)	(987,613)

	$2,491,295	$313,775	$2,805,070

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 31 are as follows:

	2002	2001

Allowance for loan losses	$3,917,032	$2,963,427
Pension expense	608,364	519,843
Intangible assets	(293,476)	(371,791)
Bank premises and equipment	(1,079,125)	(1,175,845)
Investments	(261,903)	(383,752)
Unrealized (gain) loss on investment securities	(997,158)	(333,508)
Other	105,384	124,224

Deferred tax asset, net	$1,999,118	$1,342,598

The Company did not establish a valuation allowance related to the net deferred tax asset due to taxes paid within the carry-back period being sufficient to offset future deductions resulting from the reversal of these temporary differences.

The Peoples BancTrust Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001, and 2000

The provision for income taxes is different from the amount computed by applying the federal income tax statutory rate to income before provision for income taxes. The reasons for this difference, as a percentage of pre-tax income, are as follows:

	2002	2001	2000

Federal income tax statutory rate	34.0%	34.0%	34.0%
Tax exempt income	(1.2)	(0.6)	(0.3)
Bank owned life insurance	(1.7)	(0.5)	(0.2)
Amortization of goodwill	—	1.3	1.3
State income taxes	1.7	1.0	2.0
Income tax credits	(6.1)	(5.4)	(6.1)
Other	3.6	(0.8)	0.8

Effective tax rate	30.3%	29.0%	31.5%

12.	Benefit Plans

The Company has a noncontributory defined benefit pension plan (the Pension Plan) covering substantially all of its employees. The Company’s policy is to contribute annually an amount that can be deducted for federal income tax purposes using the projected unit credit method of actuarial computation. Actuarial computations for financial reporting purposes are also based on the projected unit credit method.

The reconciliation of the beginning and ending balances of the projected benefit obligation and plan assets, as well as disclosure of the Pension Plan’s funded status for the year ended December 31, 2002 and 2001 is as follows:

The Peoples BancTrust Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001, and 2000

	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$7,970,033	$7,154,676
Service cost	575,258	490,247
Interest cost	572,355	509,047
Actuarial gain	668,295	126,822
Benefits paid	(279,195)	(246,237)
Expenses paid	(56,525)	(64,522)

Benefit obligation, end of year	$9,450,221	$7,970,033

Changes in plan assets:
Fair value of plan assets, beginning of year	$6,422,870	$6,268,802
Actual return on plan assets	(573,063)	(1,692)
Employer contributions	340,140	466,519
Benefits paid	(279,195)	(246,237)
Expenses paid	(56,525)	(64,522)

Fair value of plan assets, end of year	$5,854,227	$6,422,870

Reconciliation of funded status:
Projected benefit obligation	$(9,450,221)	$(7,970,033)
Plan assets at fair value	5,854,227	6,422,870

Funded status	(3,595,994)	(1,547,163)
Unrecognized net loss/(gain)	2,156,642	416,553
Unrecognized prior service costs	(209,476)	(237,398)

Accrued benefit liability at December 31	$(1,648,828)	$(1,368,008)

Primary assumptions used to actuarially determine net pension expense are as follows:

	2002	2001	2000

Discount rate	6.80%	7.25%	7.50%
Expected long-term return on assets	8.00%	8.00%	8.00%
Compensation increase rate	5.00%	5.00%	5.00%

The Peoples BancTrust Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001, and 2000

The components of net pension expense for the years ended December 31, 2002, 2001, and 2000 are as follows:

	2002	2001	2000

Components of net annual benefit cost:
Service cost	$575,258	$490,247	$436,105
Interest cost	572,355	509,047	476,410
Expected return on assets	(498,731)	(488,934)	(502,923)
Net gain recognition			(18,952)
Transition asset recognition			(54,736)
Prior service cost amortization	(27,922)	(27,922)	(27,922)

Net annual benefit cost	$620,960	$482,438	$307,982

During 2001, the Company adopted a non-qualified Executive Supplemental Retirement Plan (the Executive Plan) and entered into agreements with certain executive officers under which the Company will make payments to the executives upon their retirement, or to the executives’ beneficiaries upon their death. The Executive Plan supplements the benefits payable to the executives under the Pension Plan, and is based upon the accumulated after-tax income from specified life insurance contracts. Cash values of the underlying life insurance contracts, of which the Company is the sole beneficiary, were approximately $1,493,000 and $1,425,000 at December 31, 2002 and 2001, respectively. Accrued benefits under the Executive Plan totaled $55,194 and $18,845 at December 31, 2002 and 2001, respectively.

The Company has deferred compensation agreements with certain key officers of Elmore County. The agreements are funded through life insurance policies on the participants. The Company has accrued a deferred compensation liability of $59,307 and $149,307 as of December 31, 2002 and 2001, respectively. Expenses incurred relating to these agreements were not material for 2002 and 2001.

Effective January 1, 1998, the Company established a qualified employee benefit plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. Employees can contribute up to 15% of their salary to the plan on a pre-tax basis and the Company matches participants’ contributions up to the first 1.5% of each participant’s salary. The Company’s matching contribution charged to operations related to this plan was approximately $85,000 and $89,000 for the years ended December 31, 2002 and 2001, respectively.

During 1987, the Company established an Employee Stock Ownership Plan (ESOP), a tax-qualified, defined contribution plan which covers substantially all employees. Contributions are determined by the Board of Directors of the Company. Contributions made to the ESOP by the Company totaled $0 and $130,651 in 2002 and 2001, respectively. As of December 31, 2002 and 2001, the ESOP holds 88,046 and 91,648 shares of common stock in the Company, respectively.

13.	Commitments and Contingencies

The Bank leases certain buildings, equipment and land under noncancelable operating leases which require various minimum annual rentals.

The Peoples BancTrust Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001, and 2000

The total minimum rental commitment at December 31, 2002 under the leases is as follows:

2003	$193,956
2004	114,146
2005	69,725
2006	10,200
2007	—
Thereafter	—

$388,027

The total rental expense was approximately $256,000, $288,000, and $475,000 in 2002, 2001, and 2000, respectively.

The Company is from time to time a defendant in legal actions from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at December 31, 2002 will have a materially adverse effect on the Company’s financial statements.

14.	Related Party Transactions

Certain directors and officers of the Company and its subsidiary bank, including their immediate families and companies in which they are principal owners, were loan customers of the Bank in the ordinary course of business. Such loans had outstanding balances of $7,112,301 and $9,103,572 at December 31, 2002 and 2001, respectively. A summary of the loan activity with these related parties during 2002 is shown below:

Balance, beginning of year	$9,103,572
Additions	4,109,955
Reductions	(6,101,226)

Balance, end of year	$7,112,301

During 2002, 2001, and 2000, the Company paid legal fees of approximately $121,000, $162,000, and $110,000, respectively, to a law firm in which a partner of the firm serves on the board of directors of the Company.

During 2002, the Company entered into a contractual agreement for consulting services with a former executive officer and director. Amounts contractually due in 2003 through 2006 are $250,000, $125,000, $125,000, and $100,000, respectively.

The Peoples BancTrust Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001, and 2000

15.	Earnings Per Share

The following table reflects the reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

	Income	Shares	Per- Share Amount

For the year ended December 31, 2002
Basic EPS
Income available to common stockholders	$5,137,171	5,562,784	$.92

Effect of dilutive securities
Stock options		15,202

Diluted EPS	$5,137,171	5,577,986	$.92

For the year ended December 31, 2001
Basic EPS
Income available to common stockholders	$6,210,756	5,634,674	$1.10

Effect of dilutive securities
Stock options		7,290

Diluted EPS	$6,210,756	5,641,964	$1.10

For the year ended December 31, 2000
Basic EPS
Income available to common stockholders	$6,099,910	5,662,784	$1.08

Effect of dilutive securities
Stock options		1,747

Diluted EPS	$6,099,910	5,664,531	$1.08

16.	Regulatory Matters

The approval of regulatory authorities is required if the total of all the dividends declared by the Bank in any calendar year exceeds the Bank’s net income as defined for that year combined with its retained net income for the preceding two calendar years. When necessary, the Bank obtained regulatory approval as applicable for the payment of dividends in 2002, 2001, and 2000.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital

The Peoples BancTrust Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001, and 2000

amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

	The Company

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2002
Total Capital (to Risk Weighted Assets)	$68,829	12.26%	$44,903	8.00%	$56,129	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$61,773	11.01%	$22,452	4.00%	$33,678	6.00%
Tier 1 Capital (to Average Assets)	$61,773	8.40%	$22,452	4.00%	$28,065	5.00%
As of December 31, 2001
Total Capital (to Risk Weighted Assets)	$65,367	12.87%	$40,626	8.00%	$50,782	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$59,003	11.62%	$20,313	4.00%	$30,469	6.00%
Tier 1 Capital (to Average Assets)	$59,003	8.69%	$20,313	4.00%	$25,391	5.00%

	The Bank

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2002
Total Capital (to Risk Weighted Assets)	$69,768	12.44%	$44,868	8.00%	$56,085	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$62,717	11.18%	$22,434	4.00%	$33,651	6.00%
Tier 1 Capital (to Average Assets)	$62,717	8.54%	$22,434	4.00%	$28,042	5.00%
As of December 31, 2001
Total Capital (to Risk Weighted Assets)	$65,989	13.01%	$40,570	8.00%	$50,713	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$59,633	11.76%	$20,285	4.00%	$30,428	6.00%
Tier 1 Capital (to Average Assets)	$59,633	8.79%	$20,285	4.00%	$25,357	5.00%

The Peoples BancTrust Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001, and 2000

17.	Financial Instruments With Off-Balance-Sheet Risk

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank had approximately $50,519,000 and $36,990,000 in commitments to extend credit at December 31, 2002 and 2001, respectively. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include certificates of deposit, marketable securities, real estate, and other collateral.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include certificates of deposit, marketable securities, real estate, and other collateral for those commitments for which collateral is deemed necessary. The Bank had approximately $18,527,000 and $4,417,000 in irrevocable standby letters of credit at December 31, 2002 and 2001, respectively.

18.	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents - For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities Available for Sale - For debt securities and marketable equity securities, fair values are based on quoted market prices or dealer quotes.

Loans - The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

The Peoples BancTrust Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001, and 2000

Deposits - The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Securities Sold Under Agreements to Repurchase - The carrying amount is a reasonable estimate of fair value.

FHLB Borrowings – The fair value of this debt is estimated based on rates currently available to the Company for borrowings with similar terms and remaining maturities.

Derivatives – Interest rate swaps are recorded on the balance sheet at fair value, based on dealer quoted prices.

Commitments to Extend Credit and Standby Letters of Credit - The value of these unrecognized financial instruments is estimated based on the deferred fee income associated with the commitments. Such fee income is not material to the Company’s financial statements at December 31, 2002 and 2001 and, therefore, the fair value of these commitments is not presented.

The estimated fair values of the Company’s financial instruments at December 31, 2002 and 2001 are as follows:

	2002		2001

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$37,582,608	$37,582,608	$39,141,941	$39,141,941
Securities available for sale	163,206,525	163,206,525	150,020,798	150,020,798
Loans, net	499,257,952	501,165,205	467,299,777	481,067,489

	$700,047,085	$701,954,338	$656,462,516	$670,230,228

Financial liabilities:
Deposits	$596,971,783	$586,630,394	$562,257,997	$541,205,371
Securities sold under agreements to repurchase	2,007,000	2,007,000	3,369,000	3,369,000
FHLB borrowings	65,470,983	68,983,164	55,330,708	55,330,708

	$664,449,766	$657,620,558	$620,957,705	$599,905,079

Derivatives:
Interest rate swap	$606,960	$606,960

The Peoples BancTrust Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001, and 2000

19.	Stock Option Plan

As of December 31, 2002, the Company had one stock option plan (the Plan) under which 550,000 shares of common stock have been reserved for issue to certain employees and officers through incentive stock options and board members through nonqualified stock options. Options granted under the Plan may have vesting provisions based upon continued service from the date of grant. Options issued under the Plan will have an exercise price not less than fair market value of the stock at the date of grant.  Upon a change in control, as defined in the Plan, options become fully exercisable.

A summary of the status of the Company’s plan as of December 31, 2002, 2001, and 2000, and changes during the years ending on those dates is presented below:

	2002		2001		2000

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	135,880	$15.01	94,325	$17.72	70,520	$20.37
Granted	35,705	13.08	30,390	12.54	23,805	12.70
Stock dividend adjustment			12,102
Expired	(6,160)		(937)

Outstanding at end of year	165,425	$14.56	135,880	$15.01	94,325	$17.72

Options exercisable at year-end	96,635	$16.84	77,000	$18.55	42,300	$21.13

The following table summarizes information about the Plan’s stock options at December 31, 2002:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/02	Weighted Average Exercise Price

$6.82	1,760	2.04	$6.82	1,760	$6.82
$9.03	6,160	3.05	9.03	6,160	9.03
$10.23 to $12.75	25,795	6.35	11.56	25,795	11.56
$11.31 to $12.44	33,085	7.30	11.52
$12.75 to $14.60	35,705	7.86	13.08
$13.98 to $19.30	28,710	5.08	17.55	28,710	17.55
$14.09 to $15.50	13,420	4.06	14.09	13,420	14.09
$26.59 to $29.25	20,790	3.63	27.35	20,790	27.35

Total	165,425	5.95	$14.56	96,635	$16.84

The Peoples BancTrust Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001, and 2000

20.	Board Resolution

On March 18, 2003, following a recent holding company regulatory examination, the Company’s board of directors adopted a resolution whereby the holding company will not enter into the following capital transactions without the prior permission of the Federal Reserve Bank: incurrence or refinancing of debt, the declaration or payment of dividends, or the purchase of treasury stock.

21.	The Peoples BancTrust Company, Inc. (Parent Company Only)

Presented below and on the following pages are the financial statements of The Peoples BancTrust Company, Inc. (parent company only).

BALANCE SHEETS
December 31, 2002 and 2001

	2002	2001

ASSETS
Cash and due from banks*	$440,490	$366,616
Investment in subsidiary bank, The Peoples Bank and Trust Company*	72,020,985	67,779,265
Other assets	641,424	609,557

Total assets	$73,102,899	$68,755,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Dividends payable	$33,352	$39,415
Other liabilities	1,888,169	1,567,214

Total liabilities	1,921,521	1,606,629

Common stock, $.10 par value; 9,000,000 shares authorized; 5,562,802and 5,562,784 shares issued at December 31, 2002 and 2001,respectively	556,280	556,278
Additional paid-in capital	11,145,133	11,144,924
Net unrealized gain on investments	1,935,662	648,478
Retained earnings	57,544,303	54,799,129

Total stockholders’ equity	71,181,378	67,148,809

Total liabilities and stockholders’ equity	$73,102,899	$68,755,438

*Eliminated in consolidation

The Peoples BancTrust Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001, and 2000

STATEMENTS OF INCOME AND RETAINED EARNINGS
For the Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000

Cash dividends received or receivable from subsidiary*	$3,860,906	$4,468,792	$2,935,000
Equity in subsidiary’s undistributed net income*	2,954,537	3,402,352	4,011,849
Other income	28,392	62,875	101,944
Salaries and benefits	(1,262,053)	(1,300,679)	(948,883)
Other expense	(444,611)	(422,584)

Net income	5,137,171	6,210,756	6,099,910
Retained earnings, beginning of period	54,799,129	57,580,993	53,385,875
Less: cash dividends declared	(2,391,997)	(2,194,148)	(1,904,792)
Less: stock dividend declared		(6,798,472)
Purchase of treasury stock		(1,258,500)
Retirement of treasury stock		1,258,500

Retained earnings, end of year	$57,544,303	$54,799,129	$57,580,993

*Eliminated in consolidation

The Peoples BancTrust Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001, and 2000

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000

Operating activities:
Net income	$5,137,171	$6,210,756	$6,099,910
Adjustments to reconcile net income to net cash provided by operating activities:
Subsidiary income in excess of dividends	(2,954,537)	(3,402,352)	(4,011,849)
(Increase) decrease in other assets	(31,866)	320,635	(310,124)
Increase in other liabilities	320,955	86,412	366,678

Net cash provided by operating activities	2,471,723	3,215,451	2,144,615

Financing activities:
Dividends paid	(2,398,060)	(2,222,879)	(1,888,203)
Purchase of treasury stock		(1,258,500)
Proceeds from issuance of common stock	211

Net cash used in financing activities	(2,397,849)	(3,481,379)	(1,888,203)

Increase (decrease) in cash and cash equivalents	73,874	(265,928)	256,412
Cash and cash equivalents, beginning of year	366,616	632,544	376,132

Cash and cash equivalents, end of year	$440,490	$366,616	$632,544

*Eliminated in consolidation