Form 10-Q
period 2003-03-31
PEOPLES BANCTRUST CO INC
filed 2003-05-15
CIK 762128

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark, whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act)     Yes  ☐    No  ☒

As of the close of business on May 9, 2003, 5,562,802 shares of the registrant’s Common Stock, par value $.10 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

THE PEOPLES BANCTRUST CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)
	In Thousands
ASSETS:
Cash and due from banks	$30,521	$28,526
Federal funds sold and securities purchased under agreements to resell	14,320	9,057

Total cash and cash equivalents	44,841	37,583

Securities available-for-sale	179,648	163,207

Loans, net of unearned discount	496,657	499,258
Allowance for loan losses	(11,242)	(10,257)

Net loans	485,415	489,001

Bank premises and equipment, net	15,496	15,508
Intangible assets	7,316	7,369
Other real estate, net	7,048	7,120
Other assets	19,653	20,473

Total assets	$759,417	$740,261

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Noninterest-bearing deposits	$75,099	$67,205
Interest-bearing deposits	550,378	529,767

Total deposits	625,477	596,972
Federal funds purchased and securities sold under agreements to repurchase	2,105	2,007
FHLB borrowings	55,139	65,471
Other liabilites	5,087	4,630

Total liabilities	687,808	669,080
Common stock	556	556
Additional paid-in-capital	11,145	11,145
Accumulated other comprehensive income, net of tax	1,350	1,936
Retained earnings	58,558	57,544

Total stockholders’ equity	71,609	71,181

Total liabilities and stockholders’ equity	$759,417	$740,261

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2003	2002
	In Thousands, except share and per share data (Unaudited)
Interest and fees on loans	$8,497	$9,085
Interest and dividends on investment securities	1,543	1,892
Other interest income	120	67

Total interest income	10,160	11,044

Interest on deposits	2,411	3,043
Interest on borrowed funds	647	831

Total interest expense	3,058	3,874

Net interest income	7,102	7,170

Provision for loan losses	1,532	807

Net interest income after provision for loan losses	5,570	6,363

Net securities gains	442	246
Other noninterest income	2,296	2,058

Total noninterest income	2,738	2,304

Salaries, benefits and other personnel expense	3,316	3,488
Premises and fixed assets expense	1,078	1,061
Other noninterest expense	1,628	1,666

Total noninterest expense	6,022	6,215

Income before income taxes	2,286	2,452

Provision for income taxes	662	748

Net income	$1,624	$1,704

Basic weighted average number of shares	5,562,802	5,562,784
Diluted weighted average number of shares	5,579,637	5,565,689
Basic net income per share	$0.29	$0.31
Diluted net income per share	$0.29	$0.31
Dividends per share	$0.11	$0.10

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2003	2002
	In Thousands (Unaudited)
Net income	$1,624	$1,704
Other comprehensive income:
Unrealized losses on securities available for sale during the period	(389)	(1,145)
Less: reclassification adjustment for net gains included in net income	442	246

Other comprehensive loss	(831)	(899)
Income tax benefit related to items of other comprehensive loss	245	288

Other comprehensive loss, net of tax	(586)	(611)

Comprehensive income, net of tax	$1,038	$1,093

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST COMPANY., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended March 31,
	2003	2002
	In Thousands (Unaudited)
Cash provided by operating activities	$3,977	$2,308

Cash flow from investing activities
Proceeds from sales of investment securities	31,708	25,597
Proceeds from maturities and calls of investment securities	13,052	31,344
Purchases of investment securities	(61,757)	(58,810)
Net decrease (increase) in loans	2,985	(1,060)
Purchases of bank premises and equipment	(554)	(209)
Proceeds from sale of bank premises and equipment	—	2
Proceeds from sale of other real estate	266	723

Net cash used in investing activities	(14,300)	(2,413)

Cash flow from financing activities
Net increase in deposits	28,505	14,892
Net decrease in borrowed funds	(10,332)	(1,252)
Dividends paid	(592)	(555)

Net cash provided by financing activities	17,581	13,085

Net increase in cash and cash equivalents	7,258	12,980
Cash and cash equivalents at beginning of period	37,583	39,142

Cash and cash equivalents at end of period	$44,841	$52,122

Cash paid for interest	$3,021	$3,712

Cash paid for income taxes	$100	$—

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST COMPANY, INC. AND SUBSIDIARY

Notes to the Unaudited Condensed Consolidated Financial Statements

Accounting Policies:

The accompanying unaudited condensed consolidated financial statements of The Peoples BancTrust Company, Inc, (“BancTrust”) and its subsidiary, The Peoples Bank and Trust Company (“Peoples Bank”), along with its subsidiaries Loan Express, Inc. and The Peoples Insurance Agency, Inc. have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information refer to the consolidated financial statements and footnotes thereto included in BancTrust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Commitments and Contingencies:

BancTrust and its subsidiaries are from time to time defendants in legal actions arising from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at March 31, 2003, will have a materially adverse effect on BancTrust’s financial statements.

Earnings Per Share (“EPS”):

The following table reflects the reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation for the three months ended March 31, 2003 and 2002 (In Thousands except per share data):

	For the quarter ended March 31, 2003
2003	Income	Shares	Per-Share Amount
Basic EPS
Income available to common stockholders	$1,624	5,563	$0.29
Effect of dilutive securities
Stock options		17

Diluted EPS	$1,624	5,580	$0.29

	For the quarter ended March 31, 2002
2002	Income	Shares	Per-Share Amount
Basic EPS
Income available to common stockholders	$1,704	5,563	$0.31
Effect of dilutive securities
Stock options		3

Diluted EPS	$1,704	5,566	$0.31

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, SFAS No. 123 allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. BancTrust has elected to continue to measure compensation cost for its stock option plans under the provisions in APB Opinion 25 and has calculated the fair value of outstanding options for purposes of pro forma disclosure utilizing the Black-Scholes method.

The majority of BancTrust’s options granted in 2003 and 2002 vest ratably over a period of three years; therefore, for purposes of pro forma disclosures, the compensation expense related to these options has been allocated over the vesting period.

BancTrust’s actual and pro forma information follows (in thousands except per share data):

		Three Months Ended
		March 31, 2003	March 31, 2002
		(unaudited)
Net income:
	As reported	$1,624	$1,704
Deducts:	Total stock-based compensation expense determined under fair value based methods for all awards, net of tax	(29)	(44)

Pro forma net income		$1,595	$1,660

Basic earnings per share:
	As reported	$0.29	$0.31
	Pro forma	$0.29	$0.30
Diluted earnings per share:
	As reported	$0.29	$0.31
	Pro forma	$0.29	$0.30

Recent Accounting Pronouncements:

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”, having a required effective date for contracts entered into after June 30, 2003. The changes in this Statement improve financial reporting by requiring that financial contracts with comparable characteristics be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative containing a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and (4) amends certain other existing pronouncements. The changes will result in more consistent repricing of contracts as either derivatives or hybrid instruments.

Management has determined that the adoption of this standard will not have a material impact on the financial condition or results of operations of BancTrust.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (Interpretation 45). Interpretation 45 requires certain guarantees to be recorded at fair value. In general, Interpretation 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying agreement that is related to an asset, liability, or an equity security of the guaranteed party. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. On January 1, 2003, BancTrust began recording a liability and an offsetting asset for the fair value of any standby letters of credit issued by BancTrust beginning January 1, 2003. The impact of this new accounting was not material to the financial condition or results of operations of BancTrust. See the footnote disclosing BancTrust’s Financial Guarantees at March 31, 2003.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51” (Interpretation 46). FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation applies immediately to variable interest entities created after January 31, 2002, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This interpretation does not apply to securitization structures that are qualified special purpose entities (“QSPE”) as defined within SFAS No. 140. The Company will not be affected by adoption of this Interpretation.

Financial Guarantees:

Standby letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. The total amount of standby letters of credit with off-balance sheet risk as of March 31, 2003 was $18,718,000. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. FIN 45 requires the fair value of these commitments be recorded as of January 1, 2003; the fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. The amount recorded on the balance sheet as of January 1, 2003 was not material to BancTrust’s consolidated financial condition.

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

Income taxes—The determination of BancTrust’s overall income tax provision is complex and requires careful analysis. As part of the overall business strategy, BancTrust may enter into business transactions that require management to consider tax laws and regulations that apply to the specific facts and circumstances under consideration. This analysis includes evaluating the amount and timing of the realization of income tax liabilities or benefits. Management continually monitors tax developments as they affect the Company s overall tax position.

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Goodwill and Other Intangible Assets—Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished form goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. On January 1, 2002, BancTrust adopted Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142, goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but instead are tested for impairment as of the date of adoption and at least annually. Intangible assets that have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. All of BancTrust’s other intangible assets have finite lives and are amortized on an accelerated basis over a period of no more than ten years. Prior to the adoption of SFAS 142, BancTrust’s goodwill was amortized over a period of 25 years using the straight-line method.

FINANCIAL CONDITION

Cash and Cash Equivalents

At March 31, 2003, cash and cash equivalents had increased to a total $44,841,000, compared to $37,583,000 at December 31, 2002. Reductions in loan volume (see “Loans”), as well as increases in deposit volume (see “Deposits”) are the primary factors that contributed to the aforementioned increase in cash and cash equivalents. Cash and cash equivalents primarily consists of cash and due from banks, combined with federal funds sold and securities purchased under agreements to resell. At March 31, 2003, cash and due from banks totaled $30,521,000 compared to $28,526,000 at December 31, 2002. Federal funds sold and securities purchased under agreements to resell totaled $14,320,000 and $9,057,000 at March 31, 2003 and December 31, 2002, respectively.

Investments

At March 31, 2003, total investment securities had increased to $179,648,000 from $163,207,000 at December 31, 2002. Reductions in loan volume (see “Loans”), as well as increases in deposit volume (see “Deposits”) contributed to the increase in investment securities, as each of these fluctuations generated funds that were deployed in the investment securities portfolio.

BancTrust is a participant in the Security for Alabama Funds Enhancement (“SAFE”) program. Under this program, banks that hold deposits of the state of Alabama, or deposits of SAFE member municipalities within the state of Alabama (“public deposits”), must pledge qualifying securities (typically United States Treasury or Agency debt instruments) as collateral for those amounts that exceed the FDIC insurable limit. At March 31, 2003 BancTrust had securities totaling $127,017,000 pledged to the Treasurer of the State of Alabama under the SAFE program.

At year-end 2002, and at March 31, 2003, the entire investment securities portfolio was classified as “available-for-sale”, resulting in the portfolio being marked-to-market. At December 31, 2002, the portfolio had a net unrealized gain (net of taxes) of $1,936,000 as compared to a net unrealized gain (net of taxes) of $1,350,000 at March 31, 2003.

Loans

Total loans, net of the unearned discount, decreased $2,601,000 to $496,657,000 at March 31, 2003, from $499,258,000 at December 31, 2002. BancTrust continued to place emphasis on originating loans secured by real estate, as well as on loans to commercial interests. Particular emphasis is placed on originating commercial real estate loans. The following table indicates each of the major loan categories of BancTrust, and the change in volume of each when comparing March 31, 2003 to December 31, 2002.

	March 31, 2003	December 31, 2002	Change
	(In thousands)
Commercial and industrial	$143,944	$147,233	$(3,289)
Real estate—mortgage
Commercial	189,847	182,177	7,670
Residential	103,280	106,565	(3,285)
Personal	58,916	62,522	(3,606)
Overdrafts and credit line	1,767	1,918	(151)

Total loans	497,754	500,415	(2,661)
Less:
Unearned discount	1,097	1,157	(60)

Total loans, net of the unearned discount	$496,657	$499,258	$(2,601)

Commercial and industrial loans declined from $147,233,000 at December 31, 2002 to $143,944,000 at March 31, 2003. Reduced demand for commercial and industrial loans contributed to this decline.

Real estate loans increased $4,385,000 to $293,127,000 at March 31, 2003 from $288,742,000 at December 31, 2002. BancTrust continues to place emphasis on originating loans that are secured by real estate, in an attempt to minimize its exposure to loss in the event of default. This emphasis is the primary cause for the aforementioned increase in real estate—mortgage loans.

Personal loans decreased from $62,522,000 at December 31, 2002 to $58,916,000 at March 31, 2003. Both increased competition from alternative sources of credit, and an increased level in denials of personal loan applications were the primary causes of the decrease in the personal loan portfolio. Alternative sources of credit primarily include credit cards and finance companies. BancTrust continues to decline a significant portion of personal loan applications, due in large part to existing debt levels of personal loan applicants.

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

Management monitors and evaluates all loans, in an effort to identify those which currently possess, or otherwise indicate characteristics of weakness, potential weakness or non-conformity with their original terms. A loan is evaluated in light of its performance against its original stated terms, the fair market value of the collateral securing the loan, known or anticipated economic events and or trends, and the on-going credit worthiness of the borrower and any guarantors. If when a loan is evaluated, there is determined to be a deficiency (or deficiencies) in any of the aforementioned areas, the loan is added to a list of loans which are subject to heightened scrutiny, and for which additional loss reserves are maintained, depending on the magnitude of the deficiencies. The loan continues to be monitored closely, which may include modifications through negotiations with the borrower. Such modifications may include, but are not limited to, the assignment of additional collateral, the modification of repayment terms and the procurement of a guarantor(s). Only after the loan has been paid back in full, or performs in a favorable manner for a sustained period of time with all identified deficiencies having been duly discharged and documented, will the loan no longer receive the exceptionally close and frequent monitoring previously described.

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

Late in 2002, BancTrust separated its credit function into two primary areas. The first is loan production. This area is dedicated to the solicitation and origination of quality loans, under the supervision of a Senior Lender. Second is credit administration. Credit administration operates independently from loan production and the Senior Lender. The Senior Credit Officer was designated an executive level position, and is overseeing the operations of credit administration. Credit administration is charged with developing and nurturing a conceptual framework and operational environment that will produce thorough and unbiased opinions, inquiries and analysis on various loan proposals.

BancTrust has an engagement with an independent credit risk consulting firm to assist in various areas of its credit functions. This firm has assisted BancTrust in establishing credit underwriting methodologies, as well as in providing guidance on the timely recognition of problem credits by lenders, and lender training. Other actions BancTrust is currently considering or otherwise implementing include, but are not limited to, the centralization of several of its credit functions. Examples of these functions include; loan documentation review, collections, repossessions and the disposition of collateral pledged on defaulted loans.

At March 31, 2003, BancTrust’s allowance for loan losses had a balance of $11,242,000, as compared to $10,257,000 at December 31, 2002. The ratio of the allowance to total loans, net of the unearned discount, was 2.26% and 2.05% at March 31, 2003 and December 31, 2002, respectively. As a percentage of total loans, net of the unearned discount, non-accruing loans decreased to 1.21% at March 31, 2003, compared to 1.23% at December 31, 2002. The coverage of the allowance to non-accruing loans was 187% and 167% at March 31, 2003 and December 31, 2002, respectively.

Loans requiring special attention because of potential weakness (“special attention loans”) increased to $48,878,000 at March 31, 2003 from $45,184,000 at December 31, 2002. Special attention loans are comprised of those loans classified as “substandard” or “doubtful”, within the classification process used by BancTrust in its loan review function. At March 31, 2003, approximately $6,581,000 of the $11,242,000 allowance for loan losses was allocated to special attention loans. Continued softness in local, regional and national economies was the primary reason for the increase in special attention loans. The following table indicates the loan charge off and recovery activity of BancTrust for each of the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31,
	2003	2002
	(unaudited)
Loans charged-off	$881,000	$737,000
Loans previously charged-off then recovered	(335,000)	(208,000)

Net loans charged-off	$546,000	$529,000

Deposits

Total deposits at March 31, 2003 were $625,477,000, representing a $28,505,000 increase over the December 31, 2002 total of $596,972,000. Noninterest bearing deposits increased $7,894,000, from $67,205,000 at December 31, 2002 to $75,099,000 at March 31, 2003. Interest bearing deposits increased $20,611,000, from $529,767,000 at December 31, 2002 to $550,378,000 at March 31, 2003.

BancTrust believes that the increase in noninterest bearing deposits is partially seasonal, as customer funds are on deposit either by virtue of having received 2002 income tax refunds, or in anticipation of paying 2002 income tax liabilities. BancTrust also believes that noninterest bearing deposits have increased as many of its customers have kept funds out of the capital markets given recent performance. Additionally, BancTrust believes many of its customers are curtailing spending in light of the continued softness in local, regional and national economies, thereby keeping funds on deposit rather than spending them.

The most significant increase in interest bearing deposits was in time deposits. At March 31, 2003 time deposits totaled $327,394,000, which was an increase of $17,188,000 when compared to the December 31, 2002 total of $310,206,000. The majority of this increase is accounted for in BancTrust having accepted $10,000,000 in time deposits placed by brokers (“brokered deposits”) in February of 2003. This brought to $30,000,000 the total of brokered deposits held by BancTrust. Brokered deposits are more likely to be withdrawn from BancTrust upon maturity, than other more traditional types of deposits. These deposits are fully insured by the Federal Deposit Insurance Corporation and are deployed by management to meet short-term funding needs. The balance of the increase in time deposits is considered to be the result of increased marketing efforts by BancTrust of its time based deposit products. Such efforts include but are not limited to, target advertising, and the offering of time deposit products with what would be considered non-typical maturity terms and interest rates.

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

Typically, increasing the liquidity of BancTrust would serve to reduce its profits as a result of reduced earnings from assets with shorter maturities. Estimating liquidity needs is made more complex by the fact that certain balance sheet components are, by nature, more controllable by management than others. For example, the maturity frequency of the securities portfolio is generally manageable at the time investment decisions are made. However, deposits flowing into and out of BancTrust are much less predictable and controllable by management. Monitoring liquidity needs and the changing relationships between certain balance sheet components is the responsibility of BancTrust’s Asset Liability Committee (“ALCO”) (see—“Interest Rate Risk”).

The asset items that are BancTrust’s primary sources of liquidity are federal funds sold and securities purchased under agreements to resell, and cash and due from banks. At March 31, 2003, federal funds sold and securities purchased under agreements to resell totaled $14,320,000, representing a $5,263,000 increase over the December 31, 2002 total of $9,057,000. This increase is primarily attributed to an increase in total deposits (see “Deposits”).

The asset base provides liquidity through interest and fee income on loans, loan repayments and the maturity or sales of other earning assets, including securities. BancTrust’s securities are generally high grade and exchange traded. At March 31, 2003, the entire investment securities portfolio of BancTrust was classified as available-for-sale (see “Investments”).

The liability base provides liquidity through deposit growth, the rollover of maturing deposits and accessibility to external sources of funds, (“Borrowed funds”). Borrowed funds totaled $57,244,000 at March 31, 2003, compared to $67,478,000 at December 31, 2002. This decrease in borrowed funds is primarily attributable to the repayment by BancTrust of a $10 million Federal Home Loan Bank of Atlanta (“FHLB”) advance in February, 2003. BancTrust has several available sources from which to borrow funds. The predominant source of borrowed funds utilized by BancTrust is the FHLB. At March 31, 2003, BancTrust had borrowed from FHLB, $55,139,000. When combined with approximately $14,700,000 of guarantees on commercial letters of credit provided by FHLB, BancTrust had approximately $69,839,000 of active credit facilities at FHLB on March 31, 2003. Total credit facilities available to BancTrust at FHLB totaled approximately $70,300,000 on March 31, 2003. At March 31, 2003, BancTrust had unused federal funds lines of credit with correspondent financial institutions of approximately $44 million.

Stockholders’ Equity and Regulatory Capital

At March 31, 2003, total stockholders’ equity was $71,609,000 compared to $71,181,000 at December 31, 2002. This change represents an increase of $428,000 that is accounted for as follows: net income—$1,624,000, dividends declared and paid—$610,000 and a decrease in accumulated other comprehensive income, net of tax of $586,000. Net income had the effect of increasing stockholders’ equity, while dividends declared and paid and the decrease in accumulated other comprehensive income, net of tax had the effect of lowering stockholders’ equity.

Risk-based capital regulations require all bank holding companies and banks to achieve and maintain a minimum total capital to risk based assets ratio of 8%, at least half of which must be in the form of Tier 1 capital (consisting of stockholders’ equity less goodwill). The following table indicates the risk-based capital ratios of BancTrust and Peoples Bank at March 31, 2003.

	Risk-Based Capital Ratios & Leverage Ratios As of March 31, 2003
	Dollars in Thousands
	BancTrust		Peoples Bank
RISK-BASED CAPITAL RATIOS
Tier 1 Capital	$62,943	11.30%	$63,950	11.49%
Tier 1 Capital—Minimum Required	22,283	4.00%	22,260	4.00%

Excess	$40,660	7.30%	$41,690	7.49%

Total Capital	$69,973	12.56%	$70,973	12.75%
Total Capital—Minimum Required	44,566	8.00%	44,520	8.00%

Excess	$25,407	4.56%	$26,453	4.75%

Net risk-weighted assets	$557,079		$556,500

LEVERAGE RATIOS
Total Tier 1 Capital	$62,943	8.47%	$63,950	8.61%
Minimum Leverage Requirement	29,709	4.00%	29,698	4.00%

Excess	$33,234	4.47%	$34,252	4.61%

Average Total Assets,
Net of all intangibles	$742,728		$742,451

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

At March 31, 2003, the total amounts of earning assets and interest-bearing liabilities that were scheduled to mature, or otherwise reprice, within one year were $423,062,000 and 328,749,000 respectively. This difference of $94,313,000 indicated that BancTrust was in a positive gap position at March 31, 2003.

In June of 2002, BancTrust entered into an agreement known as an “interest rate swap”. Interest rate swaps are typically used to mitigate exposure to interest rate risk. Pursuant to the agreement, BancTrust will receive payment from its counterparty for the same amount of interest it is being charged on a $12,000,000 loan from the FHLB, which bears an interest rate of 6.85%. In turn, BancTrust will pay its counterparty an amount equal to the one month London Inter-Bank Offering Rate (“LIBOR”) plus 2.61% on a specified day each calendar quarter. The interest rate swap qualifies for treatment under the shortcut method of accounting; therefore, fluctuations in the fair value of the interest rate swap will be fully offset by fluctuations in the fair value of the underlying debt and have no effect on the results of operations of BancTrust.

The process of measuring, compiling and analyzing the maturity and repricing dynamics of interest sensitive assets and interest sensitive liabilities is referred to as, “asset liability management” (“ALM”). BancTrust has established an ALCO (see—

“Liquidity”), consisting of the Chief Executive Officer, Chief Financial Officer, Risk Management Officer, Senior Lender, Chief Investment Officer, Retail Division Manager and the Principal Accounting Officer. The ALCO is responsible for ensuring that the relationship of interest sensitive assets and liabilities, as defined by their respective maturity and repricing characteristics, does not become so mismatched as to expose BancTrust to unacceptable levels of risk in the areas of equity capital valuation, earnings or liquidity. ALCO achieves its objectives via regular meetings where various data relating to specific liquidity and interest rate issues are presented and discussed. At least quarterly, ALCO utilizes an interest rate risk computer model which compiles the detailed repricing and maturity characteristics of BancTrust’s interest sensitive instruments (both assets and liabilities), and produces various reports and supporting detail, which indicate BancTrust’s overall interest rate risk status.

RESULTS OF OPERATIONS

Three months ended March 31, 2003, Compared to Three months ended March 31, 2002

Like many financial institutions, the profitability of BancTrust is largely dependent on the net interest income it is able to generate. Simply stated, net interest income is the difference between the interest earned on loans and investments (“interest earning assets”), and the interest expense paid on deposits and borrowings (“interest bearing liabilities”). Market rates of interest were generally lower during the three months ended March 31, 2003 (the “2003 quarter”) than during the three months ended March 31, 2002 (the “2002 quarter”). It is primarily because of lower interest rates that the interest income BancTrust earned on its interest earning assets in the 2003 quarter was lower than in the 2002 quarter. Also, the interest expense BancTrust paid on its interest bearing liabilities was lower in the 2003 quarter than in the 2002 quarter. The reduction in interest expense was not sufficient to fully offset the reduction in interest income, thereby resulting in lower net interest income in the 2003 quarter compared to the 2002 quarter.

Interest income for the 2003 quarter totaled $10,160,000. For the 2002 quarter interest income totaled $11,044,000. This decrease is primarily due to a decrease in the average yield earned on interest-earning assets. As BancTrust experienced decreased demand for loans (see “Loans”), available funds were deployed in the lower yielding short-term investments and investment securities portfolios. Also, lower market rates of interest in the 2003 quarter than in the 2002 quarter contributed to the decrease. In the 2003 quarter, the average annual yield earned on interest-earning assets was 5.96%, compared to 6.95% for the 2002 quarter. For the 2003 and 2002 quarters, the average volume of interest-earning assets totaled $691,228,000 and $644,917,000, respectively.

Interest income earned on investment securities in the 2003 quarter totaled $1,543,000 compared to $1,892,000 for the 2002 quarter. The investment securities portfolio earned an average annual yield of 3.67% on average volume of $170,591,000 in the 2003 quarter, and 4.95% on average volume of $155,055,000 in the 2002 quarter. Given the lack of demand for loans (see “Loans”), available funds were placed in the investment securities portfolio in order to earn higher rates of return than would have been earned had the funds been placed in, or remained in, cash equivalent instruments such as federal funds sold or securities purchased under agreements to resell. Consequently, the average balance of investment securities increased. Lower market rates of interest in the 2003 quarter than in the 2002 quarter contributed to the reduction in the average annual yield earned on investment securities between the two periods.

Interest and fee income earned on loans totaled $8,497,000 in the 2003 quarter, which was a decrease from the 2002 quarter total of $9,085,000. This decrease is primarily attributable to a decrease in the average annual yield earned on loans in the 2003 quarter compared to the 2002 quarter, given that the average volume increased between the two periods. In the 2003 quarter, the loan portfolio generated an average annual yield of 6.89% on average volume of $500,409,000. In the 2002 quarter, the loan portfolio generated an average annual yield of 7.89% on average volume of $466,892,000. Lower market rates of interest in the 2003 quarter than in the 2002 quarter were the primary reason for the decreased loan yields.

In the 2003 quarter, interest and fee income on real estate loans totaled $4,929,000 compared to $5,206,000 in the 2002 quarter. This reduction is primarily attributable to a decrease in the average annual yield earned on real estate loans from the 2002 quarter to the 2003 quarter. The average volume of real estate loans increased between the two quarters. In the 2003 quarter, real estate loans earned an average annual yield of 6.86% on average volume of $291,403,000. In the 2002 quarter, the average annual yield earned was 7.68% on average volume of $274,863,000. The primary reason for the reduction in the average annual yield earned on real estate loans between the two quarters is that market rates of interest were generally lower in the 2003 quarter compared to the 2002 quarter. The increase in the average volume of real estate loans from the 2002 quarter to the 2003 quarter was primarily because BancTrust continues to place emphasis on originating loans which are secured by real estate (see “Loans”).

Interest and fee income on business loans totaled $2,016,000 in the 2003 quarter, and $1,919,000 in the 2002 quarter. The average volume of business loans increased from the 2002 quarter to the 2003 quarter, while the average annual yield decreased. It was primarily the increase in the average volume of business loans that caused the increase in interest income between the two quarters. Business loans earned an average annual yield of 5.67% on average volume of $144,201,000 in the 2003 quarter, and an average annual yield of 6.45% on average volume of $120,708,000 in the 2002 quarter. The increase in the average volume of business loans in the 2003 quarter was primarily attributable to business loan growth that occurred in the second, third and fourth quarters of 2002. Lower market rates of interest contributed the decline in the average annual yield earned on business loans between the two quarters.

Interest and fee income on personal loans totaled $1,553,000 and $1,960,000 for the 2003 and 2002 quarters, respectively. This contributed to decreases in both the average annual yield earned and average volume in the 2003 quarter compared to the 2002 quarter. In the 2003 quarter, personal loans earned an average annual yield of 9.72% on an average volume of $64,805,000. In the 2002 quarter, personal loans earned an average annual yield of 11.15% on an average volume of $71,321,000. Lower market interest rates, as well as fewer personal loan originations (see “Loans”), contributed to lower yields and average volumes in the 2003 quarter.

Interest expense on deposits in the 2003 quarter totaled $2,411,000, compared to $3,043,000 for the 2002 quarter. The largest factor in this reduction was the average annual rate of interest paid on interest bearing deposits between the two quarters. In the 2003 quarter, the average annual rate of interest paid on interest bearing deposits was 1.82%, compared to 2.48% in the 2002 quarter. The average volume of interest bearing deposits increased significantly in the 2003 quarter, compared to the 2002 quarter (see “Deposits”). In the 2003 quarter, the average volume of interest bearing deposits totaled $538,308,000 and in 2002 quarter totaled $497,371,000. The decline in general market interest rates is the primary reason for the decrease in the average rate of interest paid on interest bearing deposits between the two quarters.

Interest expense on borrowed funds, including federal funds purchased and securities sold under agreements to repurchase, totaled $647,000 in the 2003 quarter and $831,000 in the 2002 quarter. A reduction in the average annual rate of interest paid on borrowed funds is the primary reason for the decline in interest expense on borrowed funds between the 2002 and 2003 quarters. In the 2003 and 2002 quarters, the average annual rate of interest paid on borrowed funds was 4.17% and 5.77%, respectively. The average volume of borrowed funds for the 2003 and 2002 quarters was $62,894,000 and $58,375,000, respectively.

The resulting net interest income for the 2003 quarter totaled $7,102,000, compared to $7,170,000 for the 2002 quarter. When expressed as an average annual rate, net interest income as a percent of average earning assets is referred to as the “net interest margin”. The net interest margin for the 2003 quarter was 4.17%, compared to 4.51% for the 2002 quarter. The following table illustrates the changes, and causes of those changes, in each line item that makes up net interest income.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE

for the three months ended March 31, 2003

(In Thousands)

	2003 Compared to 2002
	Total	Changes in Volume(1)	Changes in Rates(1)	Mix(1)
Interest income on:
Loans	$(587)	$652	$(1,156)	$(83)
Investment securities	(349)	190	(490)	(49)
Federal funds sold and securities purchases under agreements to resell	52	(8)	68	(8)

Total interest income	$(884)	$834	$(1,578)	$(140)

Interest expense on:
Interest bearing demand deposits	$(14)	$87	$(87)	$(14)
Savings deposits	(25)	(1)	(25)	1
Time deposits	(593)	126	(684)	(35)
Federal funds purchased and securities sold under agreements to repurchase	(6)	(1)	(6)	1
FHLB borrowings	(178)	73	(230)	(21)

Total interest expense	$(816)	$284	$(1,032)	$(68)
Net change in net interest income before loan losses	$(68)

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Changes in Volume = change in volume times old rate. Changes in Rates = change in rate times old volume. The mix change = change in volume times change in rate.

Provision for loan losses in the 2003 quarter totaled $1,532,000, compared to $807,000 in the 2002 quarter. This increase of $725,000 is primarily attributable to BancTrust increasing its allowance for loan losses in the 2003 quarter as a result of identifying additional classified loans, and for which increased reserves were allocated, as compared to the 2002 quarter (see “Allowance for Loan Losses”).

Realized gains on securities totaled $442,000 in the 2003 quarter and $246,000 in the 2002 quarter. This increase was the result of multiple factors. First, BancTrust realized gains on the sale of certain mortgage backed securities that had a small remaining balance as a result of the repayment of substantially the entire principal amount of the mortgages underlying the securities. Second, BancTrust realized gains on the sale of municipal securities that were liquidated in favor of higher yielding securities due to the deterioration of the tax benefit that such securities provide BancTrust. Also, BancTrust realized gains on the sale of certain callable securities where management felt it more likely than not that the issuer would exercise the call feature in the near term.

Other noninterest income totaled $2,296,000 in the 2003 quarter, and $2,058,000 in the 2002 quarter. BancTrust realized an increase of approximately $74,000 in deposit service charges (primarily account overdraft charges) in the 2003 quarter compared to the 2002 quarter. BancTrust also realized an increase of approximately $64,000 in fee income associated with the issuance of letters of credit in the 2003 quarter compared to the 2002 quarter. Also, BancTrust realized approximately $136,000 of income from the operation of a commercial property it took possession of in lieu of foreclosure in August of 2002.

Noninterest expense decreased from $6,215,000 in the 2002 quarter to $6,022,000 in the 2003 quarter. Management places significant focus on the area of noninterest expense. It is Management’s belief that it must continually endeavor to reduce these expenses while maintaining adequate staffing and facilities to compete effectively in its markets. The most significant decrease was in salaries and benefits expenses. BancTrust realized approximately $64,000 less in salaries expense in the 2003 quarter than in the 2002 quarter, as cost control initiatives continue to take effect. Additionally, BancTrust realized approximately $100,000 less in expense accruals associated with end of year incentive payouts in the 2003 quarter than in the 2002 quarter. Premises and fixed assets expense increased slightly to $1,078,000 in the 2003 quarter from $1,061,000 in the 2002 quarter. Other noninterest expense decreased slightly to $1,628,000 in the 2003 quarter from $1,666,000 in the 2002 quarter.

IMPACT OF NEW ACCOUNTING STANDARDS

See Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest sensitivity is one measure of the vulnerability of earnings to changes in the general level of interest rates. Whenever interest-earning assets reprice to market interest rates at a different pace than interest-bearing liabilities, net interest income performance will be affected favorably or unfavorably, depending on the whether or not market interest rates are in a state of decline or fall. Management is unable to predict future changes in market rates and their impact on BancTrust’s profitability. At March 31, 2003, market interest rates were at historically low levels. Consequently, interest income, interest expense and net interest income have been impacted within the context of prior period comparisons. Management believes that the current relationship of interest-earning assets to interest-bearing liabilities provides adequate protection against any potential negative impact arising from changes in market rates of interest.

Item 4. Controls and Procedures

Within 90 days prior to the date of this report, BancTrust carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, BancTrust’s chief executive officer and chief financial officer concluded that BancTrust’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in its periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, BancTrust reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibit 99.1—Certification pursuant to Section 906 of the Sarbanes—Oxely Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PEOPLES BANCTRUST COMPANY, INC.

Date: May 14, 2003	/s/ ELAM P. HOLLEY, JR.
Elam P. Holley, Jr. President and Chief Executive Officer

Date: May 14, 2003	/s/ ANDREW C. BEARDEN, JR.
Andrew C. Bearden, Jr. Executive Vice President and Chief Financial Officer

Date: May 14, 2003	/s/ THOMAS P. WILBOURNE
Thomas P. Wilbourne Vice President and Principal Accounting Officer

CERTIFICATIONS

I, Elam P. Holley, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Peoples BancTrust Company, Inc. (“registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

Date: May 14, 2003

/s/ ELAM P. HOLLEY, JR.
Elam P. Holley, Jr. Chief Executive Officer

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

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

Date: May 14, 2003

/s/ ANDREW C. BEARDEN, JR.
Andrew C. Bearden, Jr. Chief Financial Officer