Form 10-Q
period 2003-09-30
PEOPLES BANCTRUST CO INC
filed 2003-11-14
CIK 762128

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: O-13653

THE PEOPLES BANCTRUST COMPANY, INC.

(Exact name of registrant as specified on its charter)

Alabama	63-0896239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

310 Broad Street, Selma, Alabama	36701
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark, whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act)     Yes  ☐    No  ☒

As of the close of business on November 11, 2003, 5,562,802 shares of the registrant’s Common Stock, par value $.10 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

THE PEOPLES BANCTRUST CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	In Thousands
	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS:
Cash and due from banks	$35,778	$28,526
Federal funds sold and securities purchased under agreements to resell	43,465	9,057

Total cash and cash equivalents	79,243	37,583
Securities available-for-sale	204,782	163,207
Loans, net of unearned discount	464,239	499,258
Allowance for loan losses	(11,961)	(10,257)

Net loans	452,278	489,001

Bank premises and equipment, net	15,113	15,508
Goodwill	6,203	6,203
Other intangible assets	943	1,166
Other real estate, net	8,232	7,120
Other assets	18,998	20,473

Total assets	$785,792	$740,261

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Noninterest-bearing deposits	$72,287	$67,205
Interest-bearing deposits	581,238	529,767

Total deposits	653,525	596,972
Federal funds purchased and securities sold under agreements to repurchase	2,275	2,007
FHLB borrowings	54,452	65,471
Other liabilites	4,391	4,630

Total liabilities	714,643	669,080

Common stock	556	556
Additional paid-in-capital	11,145	11,145
Accumulated other comprehensive income, net of tax	505	1,936
Retained earnings	58,943	57,544

Total stockholders’ equity	71,149	71,181

Total liabilities and stockholders’ equity	$785,792	$740,261

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	In Thousands, except share and per share data (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest and fees on loans	$7,925	$9,091	$24,490	$26,981
Interest and dividends on investment securities	1,388	1,986	4,385	5,921
Other interest income	148	81	338	238

Total interest income	9,461	11,158	29,213	33,140

Interest on deposits	2,400	2,725	7,248	8,574
Interest on borrowed funds	588	792	1,828	2,482

Total interest expense	2,988	3,517	9,076	11,056

Net interest income	6,473	7,641	20,137	22,084

Provision for loan losses	2,280	4,375	4,688	6,052

Net interest income after provision for loan losses	4,193	3,266	15,449	16,032

Net securities gains	403	121	970	650
Other noninterest income	2,407	2,161	7,029	6,493

Total noninterest income	2,810	2,282	7,999	7,143

Salaries, benefits and other personnel expense	3,330	3,481	9,979	10,550
Premises and fixed assets expense	1,481	1,088	3,628	3,299
Other noninterest expense	1,855	1,576	5,220	4,823

Total noninterest expense	6,666	6,145	18,827	18,672

Income / (loss) before income taxes	337	(597)	4,621	4,503

Provision for / (benefit from) income taxes	102	(196)	1,387	1,360

Net income / (loss)	$235	$(401)	$3,234	$3,143

Basic weighted average number of shares	5,562,802	5,562,784	5,562,802	5,562,784
Diluted weighted average number of shares	5,589,508	5,581,338	5,586,592	5,577,809
Basic net income / (loss) per share	$0.04	$(0.07)	$0.58	$0.57
Diluted net income / (loss) per share	$0.04	$(0.07)	$0.58	$0.56
Dividends per share	$0.11	$0.11	$0.33	$0.32

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	In Thousands
	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$235	$(401)	$3,234	$3,143
Other comprehensive income:
Unrealized (losses) gains on securities available for sale during the period	(1,247)	1,091	(1,089)	2,729
Less: reclassification adjustment for net gains included in net income	403	121	970	650

Other comprehensive (loss) income	(1,650)	970	(2,059)	2,079
Income tax (benefit) provision related to items of other comprehensive (loss) income	(503)	296	(628)	634

Other comprehensive (loss) income, net of tax	(1,147)	674	(1,431)	1,445

Comprehensive (loss) income, net of tax	$(912)	$273	$1,803	$4,588

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST COMPANY., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	In Thousands
	(Unaudited)
	Nine Months Ended September 30,
	2003	2002
Cash provided by operating activities	$4,425	$5,831

Cash flow from investing activities
Proceeds from sales of investment securities	70,352	46,853
Proceeds from maturities and calls of investment securities	64,424	70,122
Purchases of investment securities	(178,032)	(138,161)
Net decrease (increase) in loans	35,221	(30,571)
Purchases of bank premises and equipment	(1,604)	(1,195)
Proceeds from sale of bank premises and equipment	9	28
Proceeds from sale of other real estate	869	1,911

Net cash used in investing activities	(8,761)	(51,013)

Cash flow from financing activities
Net increase in deposits	56,553	30,425
Net (decrease) increase in borrowed funds	(8,696)	8,142
Dividends paid	(1,861)	(1,773)

Net cash provided by financing activities	45,996	36,794

Net increase in cash and cash equivalents	41,660	(8,388)
Cash and cash equivalents at beginning of period	37,583	39,142

Cash and cash equivalents at end of period	$79,243	$30,754

Cash paid for interest	$9,125	$12,180

Cash paid for income taxes	$1,855	$2,550

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

Commitments and Contingencies:

BancTrust and its subsidiaries are from time to time defendants in legal actions arising from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at September 30, 2003, will have a materially adverse effect on BancTrust’s financial statements.

Earnings Per Share (“EPS”):

The following table reflects the reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation for the three and nine months ended September 30, 2003 and 2002 (in thousands, except per share data):

	Three months ended September 30, 2003			Nine months ended September 30, 2003
	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
Basic EPS
Income available to common stockholders	$235	5,563	$0.04	$3,234	5,563	$0.58
Effect of dilutive securities
Stock options		27			24

Diluted EPS	$235	5,590	$0.04	$3,234	5,587	$0.58

	Three months ended September 30, 2002			Nine months ended September 30, 2002
	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
Basic EPS
(Loss) income available to common stockholders	$(401)	5,563	$(0.07)	$3,143	5,563	$0.57
Effect of dilutive securities
Stock options		18			15

Diluted EPS	$(401)	5,581	$(0.07)	$3,143	5,578	$0.56

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

BancTrust’s actual and pro forma information follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
	(unaudited)		(unaudited)
Net income (loss):
As reported	$235	$(401)	$3,234	$3,143
Deducts: Total stock-based compensation expense determined under fair value based methods for all awards, net of tax	28	(44)	(71)	(133)

Pro forma net income (loss)	$263	$(445)	$3,163	$3,010

Basic earnings per share:
As reported	$0.04	$(0.07)	$0.58	$0.57
Pro forma	$0.05	$(0.08)	$0.57	$0.54
Diluted earnings per share:
As reported	$0.04	$(0.07)	$0.58	$0.56
Pro forma	$0.05	$(0.08)	$0.57	$0.54

Recent Accounting Pronouncements:

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”, having a required effective date for contracts entered into after June 30, 2003. The changes in this Statement improve financial reporting by requiring that financial contracts with comparable characteristics be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and (4) amends certain other existing pronouncements. The changes will result in more consistent repricing of contracts as either derivatives or hybrid instruments. Management has determined that the adoption of this standard will not have a material impact on the financial condition or results of operations of BancTrust.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The changes in this Statement require that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. In particular, the changes in this Statement (1) is expected to result in a more complete depiction of an entity’s liabilities and equity and should, thereby, assist investors and creditors in assessing the amount, timing, and likelihood of potential future cash outflows and equity share issuances, (2) is expected to enhance the relevance of accounting information by providing more information about an entity’s obligations to transfer assets or issue shares, thus, improving its predictive value to users. Reliability of accounting information should be improved by providing a portrayal of an entity’s capital structure that is unbiased, verifiable, and more representationally faithful than information reported prior to issuance of this Statement. Those changes may result in more consistent reporting of these financial instruments. Management does not believe the provisions of this standard will have a material impact on BancTrust. On November 7, 2003, the FASB deferred the effective dates for certain aspects of SFAS 150, as originally released or amended, related to mandatorily redeemable noncontrolling interests and financial instruments of certain nonpublic entities.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51” (Interpretation 46). Interpretation 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation applies immediately to variable interest entities created after January 31, 2002, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This Interpretation does not apply to securitization structures that are qualified special purpose entities (“QSPE”) as defined within SFAS No. 140. Management does not anticipate that BancTrust will be affected by adoption of this Interpretation. As of September 30, 2003, BancTrust is evaluating low income housing activities as they relate to the consolidation requirements of Interpretation 46, and is awaiting further clarification as to the impact Interpretation 46 may have on trust operations. Based on current guidance related to Interpretation 46, management does not believe that BancTrust will be materially affected by adoption of this Interpretation.

Financial Guarantees:

Standby letters of credit are commitments issued by BancTrust to guarantee the performance of a customer to a third party. The total amount of standby letters of credit with off-balance sheet risk as of September 30, 2003 was $22,372,000. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BancTrust holds various assets as collateral supporting those commitments for which collateral is deemed necessary. FIN 45 requires the fair value of these commitments be recorded as of January 1, 2003; the fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. The amount recorded on the balance sheet as of January 1, 2003 was not material to BancTrust’s consolidated financial condition.

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

Income taxes—The determination of BancTrust’s overall income tax provision is complex and requires careful analysis. As part of the overall business strategy, BancTrust may enter into business transactions that require management to consider tax laws and regulations that apply to the specific facts and circumstances under consideration. This analysis includes evaluating the amount and timing of the realization of income tax liabilities or benefits. Management continually monitors tax developments as they affect BancTrust’s overall tax position.

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

FINANCIAL CONDITION

Cash and Cash Equivalents

At September 30, 2003, cash and cash equivalents had increased to $79,243,000, compared to $37,583,000 at December 31, 2002. Reductions in loan volume (see “Loans”), as well as increases in deposit volume (see “Deposits”) are the primary factors that contributed to the aforementioned increase in cash and cash equivalents. Cash and cash equivalents primarily consist of cash and due from banks, combined with federal funds sold and securities purchased under agreements to resell. At September 30, 2003, cash and due from banks totaled $35,778,000 compared to $28,526,000 at December 31, 2002. Federal funds sold and securities purchased under agreements to resell totaled $43,465,000 and $9,057,000 at September 30, 2003 and December 31, 2002, respectively.

Investments

At September 30, 2003, total investment securities had increased to $204,782,000 from $163,207,000 at December 31, 2002. Reductions in loan volume (see “Loans”), as well as increases in deposit volume (see “Deposits”) contributed to the increase in investment securities, as each of these fluctuations generated funds that were deployed in the investment securities portfolio.

BancTrust is a participant in the Security for Alabama Funds Enhancement (“SAFE”) program. Under this program, banks that hold deposits of the State of Alabama, or deposits of SAFE member municipalities within the State of Alabama (“public deposits”), must pledge qualifying securities (typically United States Treasury or Agency debt instruments) as collateral for those amounts that exceed the FDIC insurable limit. At September 30, 2003 BancTrust had securities totaling $109,149,000 pledged to the Treasurer of the State of Alabama under the SAFE program.

At year-end 2002, and at September 30, 2003, the entire investment securities portfolio was classified as “available-for-sale”, resulting in the portfolio being marked-to-market. At December 31, 2002, the portfolio had a net unrealized gain (net of taxes) of $1,936,000 as compared to a net unrealized gain (net of taxes) of $505,000 at September 30, 2003.

Loans

Total loans, net of the unearned discount, decreased $35,019,000 to $464,239,000 at September 30, 2003, from $499,258,000 at December 31, 2002. A general decline in overall loan demand contributed significantly to the aforementioned decline in total loans. BancTrust continues to place emphasis on originating loans secured by real estate, as well as on loans to commercial interests. Particular emphasis is placed on originating commercial real estate loans. The following table indicates each of the major loan categories of BancTrust, and the change in volume of each when comparing September 30, 2003 to December 31, 2002.

	September 30, 2003	December 31, 2002	Change
	(In thousands)
Commercial and industrial	$135,193	$147,233	$(12,040)
Real estate—mortgage
Commercial	181,917	182,177	(260)
Residential	92,477	106,565	(14,088)
Personal	53,914	62,522	(8,608)
Overdrafts and credit line	1,693	1,918	(225)

Total loans	465,194	500,415	(35,221)
Less:
Unearned discount	955	1,157	(202)

Total loans, net of the unearned discount	$464,239	$499,258	$(35,019)

Commercial and industrial loans declined from $147,233,000 at December 31, 2002 to $135,193,000 at September 30, 2003. Reduced demand for commercial and industrial loans was the primary contributing factor to this decline.

Real estate loans decreased $14,348,000 to $274,394,000 at September 30, 2003 from $288,742,000 at December 31, 2002. While BancTrust continues to place emphasis on originating loans that are secured by real estate, demand for new real estate loans has not been sufficient to offset the repayment frequency of existing real estate loans within the portfolio.

Personal real estate loans account for the largest decrease in the overall loan portfolio. Management attributes this decline to customer refinancing of existing mortgage loans, in order to benefit from the current interest rate environment, which is at historically low levels. BancTrust has opted not to market long term, fixed rate residential mortgage products that would be competitive in the current interest rate market.

Personal loans decreased from $62,522,000 at December 31, 2002 to $53,914,000 at September 30, 2003. Both increased competition from alternative sources of credit and an increased level in denials of personal loan applications were the primary causes of the decrease in the personal loan portfolio. Alternative sources of credit primarily include credit cards and finance companies. BancTrust continues to decline a significant portion of personal loan applications, due in large part to existing debt levels of personal loan applicants.

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

At September 30, 2003, BancTrust’s allowance for loan losses had a balance of $11,961,000, as compared to $10,257,000 at December 31, 2002. The ratio of the allowance to total loans, net of the unearned discount, was 2.58% and 2.05% at September 30, 2003 and December 31, 2002, respectively. As a percentage of total loans, net of the unearned discount, non-accruing loans decreased to .50% at September 30, 2003, compared to 1.23% at December 31, 2002. The coverage of the allowance to non-accruing loans was 520% and 167% at September 30, 2003 and December 31, 2002, respectively.

Loans requiring special attention because of potential weakness (“special attention loans”) increased to $62,392,000 at September 30, 2003 from $45,184,000 at December 31, 2002. Special attention loans are comprised of those loans classified as “substandard” or “doubtful”, within the classification process used by BancTrust in its loan review function. At September 30, 2003, approximately $7,849,000 of the $11,961,000 allowance for loan losses was allocated to special attention loans. As BancTrust has implemented the aforementioned refinements to its loan monitoring and review processes, it has identified an increased volume of loans that meet the criteria of special attention loans. Additionally, continued softness in local, regional and national economies contributed to the increase in special attention loans. The majority of the increase in special attention loans (approximately $16,390,000) was in real estate loans. Real estate loans comprise the largest segment of BancTrust’s loan portfolio (see “Loans”), therefore management considers it reasonable that the majority of the increase in special attention loans would be attributable to real estate loans. The following table indicates the loan charge off and recovery activity of BancTrust for both the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2003	2002	2003	2002
	(In Thousands)
Loans charged-off	$2,540	$1,753	$4,577	$3,063
Recoveries of loans previously charged off	(257)	(140)	(1,594)	(518)

Net loans charged-off	$2,283	$1,613	$2,983	$2,545

Deposits

Total deposits at September 30, 2003 were $653,525,000, representing a $56,553,000 increase over the December 31, 2002 total of $596,972,000. Noninterest bearing deposits increased $5,082,000, from $67,205,000 at December 31, 2002 to $72,287,000 at September 30, 2003. Interest bearing deposits increased $51,471,000, from $529,767,000 at December 31, 2002 to $581,238,000 at September 30, 2003.

BancTrust believes that noninterest bearing deposits have increased as many of its customers have kept funds out of the capital markets given recent performance. Additionally, BancTrust believes many of its customers are curtailing spending in light of the continued softness in local, regional and national economies, thereby keeping funds on deposit rather than spending them.

The most significant increase in interest bearing deposits was in time deposits. At September 30, 2003, time deposits totaled $330,538,000, which was an increase of $20,332,000 when compared to the December 31, 2002 total of $310,206,000. The majority of this increase is accounted for in BancTrust having accepted $10,000,000 in time deposits placed by brokers (“brokered deposits”) in February of 2003. This brought to approximately $30,000,000 the total of brokered deposits held by BancTrust. Brokered deposits are more likely to be withdrawn from BancTrust upon maturity than other more traditional types of deposits. These deposits are fully insured by the Federal Deposit Insurance Corporation and are deployed by management to meet short-term funding needs. The balance of the increase in time deposits is considered to be the result of increased marketing efforts by BancTrust of its time based deposit products. Such efforts include, but are not limited to, target advertising, and the offering of time deposit products with what would be considered non-typical maturity terms and interest rates.

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

The asset items that are BancTrust’s primary sources of liquidity are federal funds sold and securities purchased under agreements to resell, and cash and due from banks. At September 30, 2003, federal funds sold and securities purchased under agreements to resell totaled $43,465,000, representing a $34,408,000 increase over the

December 31, 2002 total of $9,057,000. This increase is primarily attributed to increases in total deposits (see “Deposits”) and decreases in total loans (see “Loans”).

The asset base also provides liquidity through interest and fee income on loans, loan repayments and the maturity or sales of other earning assets, including securities. BancTrust’s securities are generally high grade and exchange traded. At September 30, 2003, the entire investment securities portfolio of BancTrust was classified as available-for-sale (see “Investments”).

The liability base provides liquidity through deposit growth, the rollover of maturing deposits and accessibility to external sources of funds, (“borrowed funds”). Borrowed funds totaled $56,727,000 at September 30, 2003, compared to $67,478,000 at December 31, 2002. This decrease in borrowed funds is primarily attributable to the repayment by BancTrust of a $10 million Federal Home Loan Bank of Atlanta (“FHLB”) advance in February, 2003. BancTrust has several available sources from which to borrow funds. The predominant source of borrowed funds utilized by BancTrust is the FHLB. At September 30, 2003, BancTrust had borrowed from FHLB, $54,452,000. When combined with approximately $18,500,000 of guarantees on commercial letters of credit provided by the FHLB, BancTrust had approximately $72,952,000 of active credit facilities at the FHLB on September 30, 2003. Total credit facilities available to BancTrust at the FHLB totaled approximately $75,800,000 on September 30, 2003. At September 30, 2003, BancTrust had unused federal funds lines of credit with correspondent financial institutions of approximately $44,000,000.

Stockholders’ Equity and Regulatory Capital

At September 30, 2003, total stockholders’ equity was $71,149,000 compared to $71,181,000 at December 31, 2002. This change represents a decrease of $32,000 that is accounted for as follows: net income—$3,234,000, dividends declared and paid—$1,835,000 and a decrease in accumulated other comprehensive income, net of tax of $1,431,000. Net income had the effect of increasing stockholders’ equity, while dividends declared and paid and the decrease in accumulated other comprehensive income, net of tax had the effect of lowering stockholders’ equity.

Risk-based capital regulations require all bank holding companies and banks to achieve and maintain a minimum total capital to risk based assets ratio of 8%, at least half of which must be in the form of Tier 1 capital (consisting of stockholders’ equity less goodwill, other qualifying intangible assets and allowance for loan losses). The following table indicates the risk-based capital ratios of BancTrust and Peoples Bank at September 30, 2003.

	Risk-Based Capital Ratios & Leverage Ratios As of September 30, 2003
RISK-BASED CAPITAL RATIOS	Dollars in Thousands
	BancTrust		Peoples Bank
Tier 1 Capital	$63,498	11.62%	$64,483	11.80%
Tier 1 Capital – Minimum Required	21,856	4.00%	21,850	4.00%

Excess	$41,642	7.62%	$42,633	7.80%

Total Capital	$70,404	12.88%	$71,388	13.07%
Total Capital – Minimum Required	43,713	8.00%	43,701	8.00%

Excess	$26,691	4.88%	$27,687	5.07%

Net risk-weighted assets	$546,409		$546,262

LEVERAGE RATIOS
Total Tier 1 Capital	$63,498	8.19%	$64,483	8.32%
Minimum Leverage Requirement	30,999	4.00%	30,986	4.00%

Excess	$32,499	4.19%	$33,497	4.32%

Average Total Assets,
Net of all intangibles	$774,970		$774,658

Interest Rate Risk

The profitability of most financial institutions, including BancTrust, is greatly dependent on net interest income. Given this, management believes changes in interest rates impact BancTrust’s profitability to a greater extent than the effects of general inflation levels. Interest rates do not always move with the same magnitude, or in the same direction, as inflation. When interest-earning assets are repricing to market rate levels at a different pace than interest-bearing liabilities, net interest income is affected either positively or negatively, depending on the direction market rates are moving. When interest rates are volatile, liquidity and maturity of BancTrust’s assets and liabilities is crucial in maintaining desired performance levels. Interest rates are highly sensitive to many factors, including Federal Reserve monetary policies and domestic and international political conditions such as inflation, recession, unemployment, money supply and government borrowing. Other factors beyond management’s control may also affect interest rates. Management is unable to predict the future of interest rate movements; therefore, management attempts to strike a relative balance between rate sensitive assets and liabilities. This strategy is designed to protect BancTrust’s profitability against radical shifts in interest rate levels.

In June of 2002, BancTrust entered into an agreement known as an “interest rate swap”. Interest rate swaps are typically used to mitigate exposure to interest rate risk. Pursuant to the agreement, BancTrust is receiving payment from its counterparty for the same amount of interest it is being charged on a $12,000,000 loan from FHLB, which bears an interest rate of 6.85%. In turn, BancTrust pays its counterparty an amount equal to the three month London Inter-Bank Offering Rate (“LIBOR”) plus 2.61% on a specified day each calendar quarter. The interest rate swap qualifies for treatment under the short-cut method of accounting; therefore, fluctuations in the fair value of the interest rate swap are fully offset by fluctuations in the fair value of the underlying debt and have no effect on the results of operations of BancTrust.

The process of measuring, compiling and analyzing the maturity and repricing dynamics of interest sensitive assets and interest sensitive liabilities is referred to as, “asset liability management” (“ALM”). BancTrust has established an ALCO (see—“Liquidity”), consisting of the Chief Executive Officer, Chief Financial Officer, Risk Management Officer, Senior Lender, Chief Investment Officer, Retail Division Manager, Senior Credit Officer and the Principal Accounting Officer. The ALCO is responsible for ensuring that the relationship of interest sensitive assets and liabilities, as defined by their respective maturity and repricing characteristics, does not become so mismatched as to expose BancTrust to unacceptable levels of risk in the areas of equity capital valuation, earnings or liquidity. ALCO achieves its objectives via regular meetings where various data relating to specific liquidity and interest rate issues are presented and discussed. At least quarterly, ALCO utilizes an interest rate risk computer model which compiles the detailed repricing and maturity characteristics of BancTrust’s interest sensitive instruments (both assets and liabilities), and produces various reports and supporting detail, which indicate BancTrust’s overall interest rate risk status.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003, Compared to Three Months Ended September 30, 2002

Like many financial institutions, the profitability of BancTrust is largely dependent on the net interest income it is able to generate. Simply stated, net interest income is the difference between the interest earned on loans and investments (“interest earning assets”), and the interest expense paid on deposits and borrowings (“interest bearing liabilities”). Market rates of interest were generally lower during the three months ended September 30, 2003 (the “2003 quarter”) than during the three months ended September 30, 2002 (the “2002 quarter”). It is primarily because of lower interest rates that the interest income BancTrust earned on its interest earning assets in the 2003 quarter was lower than in the 2002 quarter. Also, the interest expense BancTrust paid on its interest bearing liabilities was lower in the 2003 quarter than in the 2002 quarter. The reduction in interest expense was not sufficient to fully offset the reduction in interest income, thereby resulting in lower net interest income in the 2003 quarter compared to the 2002 quarter.

Interest income for the 2003 quarter totaled $9,461,000. For the 2002 quarter interest income totaled $11,158,000. This decrease is primarily due to a decrease in the average yield earned on interest-earning assets. As BancTrust experienced decreased demand for loans (see “Loans”), available funds were deployed in the lower yielding short-term investments and investment securities portfolios. In the 2003 quarter, the average annual yield earned on interest-earning assets was 5.22%, compared to 6.69% for the 2002 quarter. For the 2003 and 2002 quarters, the average volume of interest-earning assets totaled $718,922,000 and $662,119,000, respectively.

Interest income earned on investment securities in the 2003 quarter totaled $1,388,000, compared to $1,986,000 for the 2002 quarter. The investment securities portfolio earned an average annual yield of 3.04% on average volume of $181,016,000 in the 2003 quarter, and 4.80% on average volume of $164,209,000 in the 2002 quarter. Given the decrease in demand for loans, available funds were placed in the investment securities portfolio in order to earn higher rates of return than would have been earned had the funds been placed in, or remained in, cash equivalent instruments such as federal funds sold or securities purchased under agreements to resell. Consequently, the average balance of investment securities increased. Lower market rates of interest in the 2003 quarter than in the 2002 quarter contributed to the reduction in the average annual yield earned on investment securities between the two periods.

Interest and fee income earned on loans totaled $7,925,000 in the 2003 quarter, which was a decrease from the 2002 quarter total of $9,091,000. This decrease is attributable to reductions in both the average annual yield earned, as well as the average volume of loans in the 2003 quarter compared to the 2002 quarter. In the 2003 quarter, the loan portfolio generated an average annual yield of 6.60% on average volume of $476,224,000. In the 2002 quarter, the loan portfolio generated an average annual yield of 7.36% on average volume of $489,815,000. Lower market rates of interest in the 2003 quarter than in the 2002 quarter were the primary reason for the decreased loan yields. The decrease in the average volume of loans was primarily attributable to lower loan demand (see “Loans”).

In the 2003 quarter, interest and fee income on real estate loans totaled $4,770,000 compared to $5,262,000 in the 2002 quarter. This reduction is attributable to decreases both the average annual yield earned on real estate loans and the average volume of real estate loans from the 2002 quarter to the 2003 quarter. In the 2003 quarter, real estate loans earned an average annual yield of 6.71% on average volume of $282,013,000. In the 2002 quarter, the average annual yield earned was 7.20% on average volume of $289,866,000. The primary reason for the reduction in the average annual yield earned on real estate loans between the two quarters is that market rates of interest were generally lower in the 2003 quarter compared to the 2002 quarter. . The decrease in the average volume of real estate loans was primarily attributable to lower demand levels.

Interest and fee income on business loans totaled $1,811,000 in the 2003 quarter, and $2,045,000 in the 2002 quarter. The average volume of business loans increased from the 2002 quarter to the 2003 quarter, while the average annual yield decreased. It was primarily the decrease in the average yield earned on business loans that caused the decrease in interest income between the two quarters, given the increase in average balances. Business loans earned an average annual yield of 5.24% on average volume of $137,198,000 in the 2003 quarter, and an average annual yield of 6.12% on average volume of $132,604,000 in the 2002 quarter. Lower market rates of interest contributed to the decline in the average annual yield earned on business loans between the two quarters.

Interest and fee income on personal loans totaled $1,344,000 and $1,784,000 for the 2003 and 2002 quarters, respectively. This was the result of decreases in both the average annual yield earned and average volume in the 2003 quarter compared to the 2002 quarter. In the 2003 quarter, personal loans earned an average annual yield of 9.35% on an average volume of $57,013,000. In the 2002 quarter, personal loans earned an average annual yield of 10.51% on an average volume of $67,345,000. Lower market interest rates, as well as fewer personal loan originations, contributed to lower yields and average volumes in the 2003 quarter.

Interest expense on deposits in the 2003 quarter totaled $2,400,000, compared to $2,725,000 for the 2002 quarter. The largest factor in this reduction was the average annual rate of interest paid on interest bearing deposits between the two quarters. In the 2003 quarter, the average annual rate of interest paid on interest bearing deposits was 1.66%, compared to 2.12% in the 2002 quarter. The average volume of interest bearing deposits increased significantly in the 2003 quarter, compared to the 2002 quarter (see “Deposits”). In the 2003 quarter, the average volume of interest bearing deposits totaled $572,698,000 and in the 2002 quarter totaled $510,709,000. The decline in general market interest rates is the primary reason for the decrease in the average rate of interest paid on interest bearing deposits between the two quarters.

Interest expense on borrowed funds, including federal funds purchased and securities sold under agreements to repurchase, totaled $588,000 in the 2003 quarter and $792,000 in the 2002 quarter. Reductions in both the average annual rate of interest paid and the average volume are the primary reasons for the decline in interest expense on borrowed funds between the 2002 and 2003 quarters. In the 2003 and 2002 quarters, the average annual rate of interest paid on borrowed funds was 4.07% and 4.62%, respectively. The average volume of borrowed funds for the 2003 and 2002 quarters was $57,349,000 and $68,080,000, respectively.

The resulting net interest income for the 2003 quarter totaled $6,473,000, compared to $7,641,000 for the 2002 quarter. When expressed as an average annual rate, net interest income as a percent of average earning assets is referred to as the “net interest margin”. The net interest margin for the 2003 quarter was 3.57%, compared to 4.58% for the 2002 quarter. The following table illustrates the changes, and causes of those changes, in each line item that makes up net interest income for the 2003 quarter compared to the 2002 quarter.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE

for the three months ended September 30, 2003

(In Thousands)

	2003 Compared to 2002
	Total	Changes in Volume (1)	Changes in Rates (1)	Mix (1)
Interest income on:
Loans	$(1,166)	$(252)	$(940)	$26
Investment securities	(598)	203	(727)	(74)
Federal funds sold and securities purchases under agreements to resell	67	537	(62)	(408)

Total interest income	$(1,697)	$488	$(1,729)	$(456)

Interest expense on:
Interest bearing deposits	$(325)	$331	$(585)	$(71)
Borrowed funds	(204)	(123)	(96)	15

Total interest expense	$(529)	$208	$(681)	$(56)
Net change in net interest income before loan losses	$(1,168)

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Changes in Volume = change in volume times old rate. Changes in Rates = change in rate times old volume. The mix change = change in volume times change in rate.

Provision for loan losses in the 2003 quarter totaled $2,280,000, compared to $4,375,000 in the 2002 quarter. (see “Allowance for Loan Losses”).

Realized gains on securities sold totaled $403,000 in the 2003 quarter and $121,000 in the 2002 quarter. Other noninterest income totaled $2,407,000 in the 2003 quarter, and $2,161,000 in the 2002 quarter. Comparing the 2003 quarter to the 2002 quarter, BancTrust realized increased noninterest income associated with the issuance of letters of credit, trust operations, secondary market real estate loan originations and the operation of a commercial property it took possession of in lieu of foreclosure in August of 2002. Additionally, BancTrust realized lower levels of noninterest income for the same period on deposit service charges and its accounts receivable management service.

Noninterest expense increased from $6,145,000 in the 2002 quarter to $6,666,000 in the 2003 quarter. Management places significant focus on the area of noninterest expense. Salaries and benefits expenses declined slightly, while premises and equipment as well as other noninterest expenses increased.

BancTrust realized approximately $151,000 less in salaries and benefits expense in the 2003 quarter than in the 2002 quarter, as personnel cost control initiatives continued to take effect. Premises and fixed assets expense increased to $1,481,000 in the 2003 quarter from $1,088,000 in the 2002 quarter. The primary factors contributing to the increase in premises and fixed assets expenses were expenses associated with data and communications infrastructure upgrades. Other noninterest expense increased to $1,855,000 in the 2003 quarter from $1,576,000 in the 2002 quarter. This increase was primarily attributable to fees paid to a credit management consulting firm engaged by BancTrust to assist in credit administration initiatives (see “Allowance for Loan Losses”), increased professional services fees associated with compliance initiatives related to the Sarbanes-Oxley Act of 2002, as well the recognition of expenses associated with a consulting agreement between BancTrust and a former senior executive. It is management’s belief that it must continually endeavor to reduce these expenses while maintaining adequate staffing and facilities to compete effectively in its markets.

Nine Months Ended September 30, 2003, Compared to Nine Months Ended September 30, 2002

Like the 2003 quarter compared to the 2002 quarter, market rates of interest were generally lower during the nine months ended September 30, 2003 (“YTD 2003”) than during the nine months ended September 30, 2002 (“YTD 2002”). It is primarily because of lower interest rates that the interest income BancTrust earned on its interest earning assets in YTD 2003 was lower than in YTD 2002. Also, the interest expense BancTrust paid on its interest bearing liabilities was lower in the same period. The reduction in interest expense was not sufficient to fully offset the reduction in interest income, thereby resulting in lower net interest income in YTD 2003 compared to YTD 2002.

Interest income for YTD 2003 totaled $29,213,000. For YTD 2002 interest income totaled $33,140,000. This decrease is primarily due to a decrease in the average annual yield earned on interest-earning assets. As BancTrust experienced decreased demand for loans (see “Loans”), available funds were deployed in the lower yielding short-term investments and investment securities portfolios. In YTD 2003, the average annual yield earned on interest-earning assets was 5.53%, compared to 6.79% for YTD 2002. For YTD 2003 and YTD 2002, the average volume of interest-earning assets totaled $705,925,000 and $652,250,000, respectively.

Interest income earned on investment securities in YTD 2003 totaled $4,385,000 compared to $5,921,000 for YTD 2002. The investment securities portfolio earned an average annual yield of 3.35% on average volume of $175,201,000 in YTD 2003, and 4.92% on average volume of $161,008,000 in YTD 2002. Given the decreased demand for loans (see “Loans”), available funds were placed in the investment securities portfolio in order to earn higher rates of return than would have been earned had the funds been placed in, or remained in, cash equivalent instruments such as federal funds sold or securities purchased under agreements to resell. Consequently, the average balance of investment securities increased. Lower market rates of interest in YTD 2003 than in YTD 2002 contributed to the reduction in the average annual yield earned on investment securities between the two periods.

Interest and fee income earned on loans totaled $24,490,000 in YTD 2003, which was a decrease from the YTD 2002 total of $26,981,000. This decrease is primarily attributable to a decrease in the average annual yield earned on loans in YTD 2003 compared to YTD 2002, given that the average volume increased between the two periods. In YTD 2003, the loan portfolio generated an average annual yield of 6.68% on average volume of $490,153,000. In YTD 2002, the loan portfolio generated an average annual yield of 7.55% on average volume of $477,986,000. Lower market rates of interest in YTD 2003 than in YTD 2002 was the primary reason for the decreased loan yields.

In YTD 2003, interest and fee income on real estate loans totaled $14,428,000 compared to $15,537,000 in YTD 2002. This reduction is primarily attributable to a decrease in the average annual yield earned on real estate loans from YTD 2002 to YTD 2003. The average volume of real estate loans increased between the two periods. In YTD 2003, real estate loans earned an average annual yield of 6.69% on average volume of $288,452,000. In YTD 2002, the average annual yield earned was 7.39% on average volume of $281,174,000. The primary reason for the reduction in the average annual yield earned on real estate loans between the two periods is that market rates of interest were generally lower in YTD 2003 compared to YTD 2002.

Interest and fee income on business loans totaled $5,763,000 in YTD 2003, and $5,835,000 in YTD 2002. The average volume of business loans increased from YTD 2002 to YTD 2003, while the average annual yield decreased. It was primarily the decrease in the average annual yield that caused the decrease in interest income between the two periods. Business loans earned an average annual yield of 5.42% on average volume of $142,085,000 in YTD 2003, and an average annual yield of 6.12% on average volume of $127,374,000 in YTD 2002. Lower market rates of interest contributed the decline in the average annual yield earned on business loans between the two periods.

Interest and fee income on personal loans totaled $4,298,000 and $5,609,000 for YTD 2003 and YTD 2002, respectively. This was the result of decreases in both the average annual yield earned and average volume in YTD 2003 compared to YTD 2002. In YTD 2003, personal loans earned an average annual yield of 9.64% on average volume of $59,617,000. In YTD 2002, personal loans earned an average annual yield of 10.80% on average volume of $69,438,000. Lower market interest rates, as well as fewer personal loan originations (see “Loans”), contributed to lower yields and average volumes in YTD 2003.

Interest expense on deposits in YTD 2003 totaled $7,248,000, compared to $8,574,000 for YTD 2002. The largest factor in this reduction was the average annual rate of interest paid on interest bearing deposits between the two periods. In YTD 2003, the average annual rate of interest paid on interest bearing deposits was 1.75%, compared to 2.28% in YTD 2002. The average volume of interest bearing deposits increased significantly in YTD 2003, compared to YTD 2002 (see “Deposits”). In YTD 2003, the average volume of interest bearing deposits totaled $555,321,000 and in YTD 2002 totaled $501,922,000. The decline in general market interest rates is the primary reason for the decrease in the average rate of interest paid on interest bearing deposits between the two quarters.

Interest expense on borrowed funds, including federal funds purchased and securities sold under agreements to repurchase, totaled $1,828,000 in YTD 2003 and $2,482,000 in YTD 2002. Reductions in both the average annual rate of interest paid and the average volume are the primary reasons for the decline in interest expense on borrowed funds between YTD 2002 and YTD 2003. In YTD 2003 and YTD 2002, the average annual rate of interest paid on borrowed funds was 4.13% and 5.22%, respectively. The average volume of borrowed funds for YTD 2003 and YTD 2002 was $59,104,000 and $63,517,000, respectively.

The resulting net interest income for YTD 2003 totaled $20,137,000, compared to $22,084,000 for YTD 2002. The net interest margin for YTD 2003 was 3.81%, compared to 4.53% for YTD 2002. The following table illustrates the changes, and causes of those changes, in each line item that makes up net interest income for YTD 2003 compared to YTD 2002.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE

for the nine months ended September 30, 2003

(In Thousands)

	2003 Compared to 2002
	Total	Changes in Volume (1)	Changes in Rates (1)	Mix (1)
Interest income on:
Loans	$(2,491)	$687	$(3,099)	$(79)
Investment securities	(1,536)	522	(1,891)	(167)
Federal funds sold and securities purchases under agreements to resell	100	491	(128)	(263)

Total interest income	$(3,927)	$1,700	$(5,118)	$(509)

Interest expense on:
Interest bearing deposits	$(1,326)	$912	$(2,023)	$(215)
Borrowed funds	(654)	(143)	(545)	34

Total interest expense	$(1,980)	$769	$(2,568)	$(181)
Net change in net interest income before loan losses	$(1,947)

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis:

Changes in Volume = change in volume times old rate. Changes in Rates = change in rate times old volume. The mix change = change in volume times change in rate.

Provision for loan losses in YTD 2003 totaled $4,688,000, compared to $6,052,000 in YTD 2002. (see “Allowance for Loan Losses”).

Realized gains on securities totaled $970,000 in YTD 2003 and $650,000 in YTD 2002. Other noninterest income totaled $7,029,000 in YTD 2003, and $6,493,000 in YTD 2002. This increase in other noninterest income between the two periods was realized primarily in fees associated with the issuance of letters of credit, trust operations, secondary market real estate loan originations and the operation of a commercial property BancTrust took possession of in lieu of foreclosure in August of 2002.

Noninterest expense increased from $18,672,000 in YTD 2002 to $18,827,000 in YTD 2003. Management places significant focus on the area of noninterest expense. Salaries and benefits expenses declined slightly, while premises and equipment as well as other noninterest expenses increased.

BancTrust realized approximately $571,000 less in salaries and benefits expenses in YTD 2003 than YTD 2002, as personnel cost control initiatives continued to take effect. Premises and fixed assets expenses increased to $3,628,000 in YTD 2003 from $3,299,000 in YTD 2002. The primary factors contributing to the increase in premises and fixed assets expenses were expenses associated with data and communications infrastructure upgrades. Other noninterest expenses increased to $5,220,000 in YTD 2003 from $4,823,000 in YTD 2002. This increase was primarily attributable to fees paid to a credit management consulting firm engaged by BancTrust to assist in credit administration initiatives (see “Allowance for Loan Losses”), increased professional services fees associated with compliance initiatives related to the Sarbanes-Oxley Act of 2002, as well the recognition of expenses associated with a consulting agreement between BancTrust and a former senior executive. It is management’s belief that it must continually endeavor to reduce these expenses while maintaining adequate staffing and facilities to compete effectively in its markets. The most significant decrease was in salaries and benefits expenses.

IMPACT OF NEW ACCOUNTING STANDARDS

See Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest sensitivity is one measure of the vulnerability of earnings to changes in the general level of interest rates. Whenever interest-earning assets reprice to market interest rates at a different pace than interest-bearing liabilities, net interest income performance will be affected favorably or unfavorably, depending on the whether or not market interest rates are in a state of decline or rise. Management is unable to predict future changes in market rates and their impact on BancTrust’s profitability. At September 30, 2003, market interest rates were at historically low levels. Consequently, interest income, interest expense and net interest income have been impacted within the context of prior period comparisons. Management believes that the current relationship of interest-earning assets to interest-bearing liabilities provides adequate protection against any potential negative impact arising from changes in market rates of interest.

Item 4.	Controls and Procedures

BancTrust carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2003, pursuant to Rule 13a – 15(b) of the Securities Exchange Act of 1934. Based on this evaluation, BancTrust’s chief executive officer and chief financial officer concluded that BancTrust’s disclosure controls and procedures, as designed and implemented, are effective in timely alerting them to material information required to be included in its periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, BancTrust reviewed its internal controls. There has been no change in BancTrust’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, BancTrust’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 5.	Other information

On November 13, 2003, BancTrust announced it results of operations for the quarter and nine months ended September 30, 2003. A copy of the related press release is attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q. The information furnished herein, including Exhibit 99.1, shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

Exhibit No. 32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No. 99.1	Press release dated November 12, 2003 containing results of operations and selected other financial information for the quarter and six months ended September 30, 2003

(b)	Reports on Form 8-K

Current Report on Form 8-K dated April 16, 2003, reporting under Item 9 (pursuant to Item 12) announcement of BancTrust’s results of operation for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Peoples BancTrust Company, Inc.

Date: November 12, 2003	/s/ Elam P. Holley, Jr.
Elam P. Holley, Jr. President and Chief Executive Officer

Date: November 12, 2003	/s/ Andrew C. Bearden, Jr.
Andrew C. Bearden, Jr. Executive Vice President and Chief Financial Officer

Date: November 12, 2003	/s/ Thomas P. Wilbourne
Thomas P. Wilbourne Vice President and Principal Accounting Officer