Form 10-K
period 2003-12-31
PEOPLES BANCTRUST CO INC
filed 2004-03-29
CIK 762128

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, par value $.10 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) YES ☐ NO ☒.

The registrant’s voting stock is traded on the Nasdaq SmallCap Market. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price ($15.00 per share) at which the stock was sold on, June 30, 2003, was approximately $50,777,820. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant’s Common Stock.

As of the close of business on March 23, 2004, 5,568,853 shares of the registrant’s Common Stock were outstanding.

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

Available Information

BancTrust maintains an internet website, located at http://www.peoplesbt.com. Corporate information, to include access to Securities and Exchange Commission filings, is contained on the website.

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

BancTrust’s executive offices and the main office of Peoples Bank are located at 310 Broad Street, Selma, Alabama 36701. Peoples Bank operates three branches in Selma, three branches in Tallassee, two branches in Prattville, two branches in Greenville, and one branch in each of Plantersville, Georgiana, McKenzie, Centreville, Millbrook, Montevallo, Helena, Eclectic, North Bibb, Opelika, Auburn and Tuscaloosa, Alabama. BancTrust’s telephone number is (334) 875-1000.

Lending Activities

Loan Composition. The following table sets forth a five-year comparison of major categories of BancTrust’s loans.

	At December 31,
	(In thousands)
	2003	2002	2001	2000	1999
Commercial and industrial	$127,703	$147,233	$124,033	$140,410	$127,071
Real estate - mortgage	270,339	277,710	259,647	234,815	193,316
Real estate - construction	10,740	11,032	10,315	9,328	7,680
Personal	51,765	62,522	72,462	89,900	99,857
Overdrafts and credit line	1,790	1,918	2,368	2,384	10,767

Total loans	$462,337	$500,415	$468,825	$476,837	$438,691

Less:
Unearned discount	$933	$1,157	$1,525	$2,039	$1,959
Allowance for loan losses	11,995	10,257	7,666	6,072	5,333

Total loans, net	$449,409	$489,001	$459,634	$468,726	$431,399

The above loans include agricultural loans totaling approximately $4 million, $8.3 million, $9.1 million, $13.6 million and $22.4 million at December 31, 2003, 2002, 2001, 2000 and 1999, respectively. Such agricultural loans do not include other business or personal loans the proceeds of which were used for non-agricultural purposes. The primary source of repayment of these loans is a farm commodity (e.g., timber). See Note 5 to Consolidated Financial Statements incorporated in Item 15.-”Exhibits, Financial Statement Schedules and Reports on Form 8-K”.

Loan Maturities. The following table reflects at December 31, 2003 the dollar amount of loans maturing or subject to rate adjustment based on their contractual terms. Loans with fixed rates are reflected based upon the contractual repayment schedule, while loans with variable interest rates are reflected based upon the contractual repayment schedule up to the contractual rate adjustment date. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity are reported as due within three months.

	0-3 Months	4-12 Months	1-5 Years	After 5 Years	Total
	(In thousands)
Commercial and industrial	$87,221	$14,276	$20,317	$5,889	$127,703
Real estate-mortgage	112,719	50,581	63,082	43,956	270,338
Real estate-construction	10,151	589	—	—	10,740
Personal, overdrafts and credit lines	7,694	11,000	32,317	2,545	53,556

Total	$217,785	$76,446	$115,716	$52,390	$462,337

Loans with fixed interest rates	$14,145	$17,536	$59,932	$44,550	$136,163
Loans with variable interest rates	203,640	58,910	55,784	7,840	326,174

Total	$217,785	$76,446	$115,716	$52,390	$462,337

Commercial and Industrial Loans. These loans are generally originated in BancTrust’s primary market area. BancTrust’s commercial and industrial loans are made for a variety of business purposes, including working capital, inventory, equipment and capital expansion. At December 31, 2003, commercial and industrial loans outstanding totaled $127.7 million, or 27.62% of BancTrust’s total loan portfolio. The terms for commercial and industrial loans are generally less than one year. Commercial and industrial loan applications must be supported by current financial information on the borrower and, where appropriate, by adequate collateral. Approval of the loans is subject to the borrower qualifying for the loan under BancTrust’s underwriting standards. These types of loans are generally considered to be a higher credit risk than other loans originated by BancTrust.

Real Estate Mortgage and Construction Loans. BancTrust also originates one-to-four family, owner-occupied residential mortgage loans secured by property located in BancTrust’s primary market area. BancTrust’s residential mortgage loans totaled approximately $91.9 million at December 31, 2003. Commercial, construction and development and other real estate mortagage loans comprised the balance of the real estate mortgage loan portfolio at December 31, 2003. BancTrust had $281.1 million, or 60.80% of its total loan portfolio, in real estate mortgage and construction loans at December 31, 2003.

Personal Loans. At December 31, 2003, BancTrust’s personal loan portfolio totaled $53.6 million, or 11.58% of BancTrust’s total loan portfolio. BancTrust’s personal loan portfolio is comprised of automobile loans (including automobile loans originated by dealers), home improvement loans, unsecured personal notes, mobile home loans, boat loans and loans secured by savings deposits. Although personal loans tend to have a higher risk of default than other loans, management believes its monitoring and review processes provide sufficient safeguards. These loans tend to be significantly affected by local economies. Furthermore, BancTrust has experienced increased competition from non-banking institutions in the consumer credit market, as well as redutions in the credit quality of personal loan applicants. Management has elected to reduce its focus on personal loan originations, and continues to closely monitor the quality and performance of the personal loan portfolio.

Lending Limits. BancTrust’s limit for unsecured loans to individual customers is 10% of the capital accounts of BancTrust. The limit for unsecured and secured loans combined to individual customers is 20% of the capital accounts of BancTrust, subject to certain terms and conditions. For customers desiring loans in excess of BancTrust’s lending limits, BancTrust may loan on a participation basis with its correspondent banks taking the amount of the loan in excess of BancTrust’s lending limits. In other cases, BancTrust may refer such borrowers to other institutions.

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

	At December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Loans accounted for on a nonaccrual basis	$2,204	$6,128	$5,721	$2,442	$2,840
Accruing loans which are contractually past due 90 days or more as to interest or principal payments	—	—	—	—	—
Accruing loans, the terms of which have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower	13,708	454	81	65	71
The gross interest income that would have been recorded in the period then ended if the nonaccrual and restructured loans had been current in accordance with their original terms and had been outstanding through the period or since origination, if held for part of the period	957	572	349	161	310
The amount of interest income on nonaccrual and retructured loans that was included in net income for the period	$685	$305	$48	$22	$42

As a result of its efforts in the area of credit administration (see Item 7.- “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), management has modified (“restructured”) the terms of many of its loans that require special attention due to potential weakness of the borrower. The majority of these loans have been restructured with regard to the length of time the borrower has to repay the loan, or the amount and nature of the collateral securing these loans. Of the loans that were restructured in 2003, the largest ten totaled $10.1 million, and ranged in size from $3.2 million to $299,000, accounting for the majority of the increase set forth in the above table for such loans. By restructuring loans, it is management’s intent to reduce the risk of loss to BancTrust by amending repayment terms in order to allow a borrower to recover from an adverse condition or event affecting his ability to repay, or by procuring additional collateral which would be available to BancTrust in the event of default.

Management of BancTrust has identified certain loans totaling approximately $57.4 million at December 31, 2003 (including loans identified in the above table) which it has determined require special attention due to potential weaknesses. The largest five loans aggregated approximately $16.9 million and ranged in size from $2.1 million to $5.3 million. It is management’s opinion that the allowance for loan losses (see below) is adequate to absorb probable losses related to such loans. Aggressive efforts continue to reduce principal, secure additional collateral and improve the overall payment status of these loans. The vast majority of these loans are collateralized, with approximately $1.8 million being unsecured. $35.9 million are secured by real estate, with the balance being secured by other collateral.

The following table contains certain ratios related to BancTrust’s non-performing assets and allowance for loan losses.

	December 31,
	2003	2002	2001	2000	1999
Allowance for loan losses as a percent of total loans, net of unearned discount	2.60%	2.05%	1.64%	1.30%	1.24%
Non performing assets as a percent of total loans net of unearned discount	1.00%	2.65%	1.66%	0.72%	0.86%
Coverage of allowance for loan losses to non-accrual loans (1)	544%	167%	134%	249%	188%
Coverage of allowance for loan losses to non-performing assets (1)	261%	77%	99%	180%	144%

(1)	Non-perfoming assets consist of loans accounted for on a non-accrual basis and other real estate owned.

Management has deployed significant resources toward enhancing processes used in identifying loans it has determined require special attention due to potential weakness. For example, the criteria by which loans are determined to possess potential weaknesses have been broadened, so as to allow for an increasing number of loans to be more closely monitored, and more frequently reviewed. Management anticipates that it will deploy additional resources toward the process of identifying and monitoring loans that require special attention due to potential weakness. See Item 7.- “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Loan Loss Experience. See Notes 1 and 5 to Consolidated Financial Statements incorporated in Item 15.-”Exhibits, Financial Statement Schedules and Reports on Form 8-K”.

The allowance for possible loan losses at BancTrust is maintained at a level which, in management’s opinion, is adequate to absorb all probable losses on loans then present in the loan portfolio. The amount of the allowance is affected by: (1) loan charge-offs, which decrease the allowance; (2) recoveries on loans previously charged-off, which increase the allowance; and (3) the provision for possible loan losses charged against income, which increases the allowance. In determining the provision for possible loan losses, management monitors fluctuations in the allowance resulting from actual charge-offs and recoveries. Also, management periodically reviews the size and composition of the loan portfolio in light of economic conditions in an effort to evaluate portfolio risks. Ultimately, the amount of the provision charged against income is an amount sufficient to maintain the allowance at a level consistent with management’s assessment of the aforementioned portfolio risks.

The following table is a summary of activity in the allowance for loan losses:

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Balance at beginning of year	$10,257	$7,666	$6,072	$5,333	$4,291
Charge-offs:
Commercial and industrial	1,420	1,256	426	1,367	1,252
Real estate-mortgage (1)	1,775	1,652	49	339	129
Personal	2,219	2,269	2,158	1,951	3,062
Overdrafts and credit lines	130	72	77	115	73

Total charge-offs	5,544	5,249	2,710	3,772	4,516
Recoveries:
Commercial and industrial	118	30	57	219	191
Real estate-mortgage (1)	733	13	25	178	22
Personal	718	569	740	820	805
Overdrafts and credit lines	7	24	19	17	20

Total recoveries	1,576	636	841	1,234	1,038

Net charge-offs	(3,968)	(4,613)	(1,869)	(2,538)	(3,478)
Additions charged to operations	5,706	7,204	3,463	3,277	4,520

Balance at end of year	$11,995	$10,257	$7,666	$6,072	$5,333

Ratio of net charge-offs to average loans outstanding, net of unearned discounts, during the period	0.82%	0.95%	0.40%	0.57%	0.90%

(1)	Includes real estate-construction loans.

The following table presents an allocation of BancTrust’s allowance for loan losses at the dates indicated:

	At December 31,
	2003		2002		2001
	(Dollars in thousands)
	%	Amount	%	Amount	%	Amount
Commercial and industrial	37%	$4,436	38%	$3,910	32%	$2,451
Real estate mortgage (1)	40%	4,742	32%	3,269	29%	2,254
Personal	23%	2,817	30%	3,078	39%	2,961
Overdraft and credit line	—	—	—	—	—	—

Total Allowance	100%	$11,995	100%	$10,257	100%	$7,666

	At December 31,
	2000		1999
	(Dollars in thousands)
	%	Amount	%	Amount
Commercial and industrial	29%	$1,777	33%	$1,771
Real estate mortgage (1)	2%	123	3%	180
Personal	69%	4,172	62%	3,292
Overdraft and credit line	—	—	2%	90

Total Allowance	100%	$6,072	100%	$5,333

(1)	Includes real estate-construction loans.

Investment Activities

Securities by Category. Securities are classified as either held-to-maturity, trading or available-for-sale securities. See Notes 1 and 4 to Consolidated Financial Statements incorporated in Item 15.-”Exhibits, Financial Statement Schedules and Reports on Form 8-K”. There were no securities classified as held-to-maturity or trading at December 31, 2003, 2002 or 2001. The following table sets forth the amount of securities available-for-sale by major categories held by BancTrust at December 31, 2003, 2002 and 2001.

	At December 31,
	2003	2002	2001
	(In thousands)
Securities Available for Sale
U.S. Treasury, U.S. Agencies and corporations	$121,338	$56,843	$61,293
Obligations of states and political subdivisions	1,956	6,767	2,000
Mortgage backed securities	81,372	78,417	59,585
Corporate and other securities	20,469	21,180	27,143

Total	$225,135	$163,207	$150,021

Corporate and other securities as of December 31, 2003, were comprised of the following:

Securities Available For Sale
(In thousands)
Corporate bonds	$10,973
Mutual funds	5,471
Common stock	4,024

Total	$20,468

All corporate notes are rated A3 to AAA. All mortgage backed securities obligations are either guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association or the Federal Home Loan Mortgage Corporation or have AAA ratings. Common stock holdings include investments in the Federal Reserve Bank, The Federal Home Loan Bank of Atlanta (“FHLB”), The Bankers’ Bank and another local bank, which is closely monitored by management.

Management considers all of the above securities to have a relatively low level of default or credit risk.

For information regarding the amortized cost and approximate market value of securities at December 31, 2003, 2002 and 2001, see Note 4 to Consolidated Financial Statements incorporated in Item 15.-”Exhibits, Financial Statement Schedules and Reports on Form 8-K”.

Maturity Distributions of Securities. The following table sets forth the distributions of maturities of securities at carrying value as of December 31, 2003.

	0-3 Months	4-12 Months	Over 1 to 5 years	Over 5 to 10 years	Over 10 years	No Specific Due Date
	(Dollars in thousands)
U.S. Treasury, U.S. agencies and corporations	$—	$1,007	$106,282	$14,049	$—	$—
Obligations of states and political subdivisions	—	1,681	—	—	276	—
Mortgage backed securities	—	70	10,392	16,853	54,057
Corporate and other securities	—	4,996	5,977	—	—	9,495

Total	$—	$7,754	$122,651	$30,902	$54,333	$9,495

Weighted average yield (%)	0.00%	3.16%	3.26%	4.21%	4.06%	2.82%

(1)	Yields on tax-exempt obligations have been computed on a tax-equivalent basis using an incremental rate of 34%.

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For information regarding the amortized cost and approximate market value of securities at December 31, 2003, by contractual maturity, see Note 4 to Consolidated Financial Statements incorporated in Item 15.-”Exhibits, Financial Statement Schedules and Reports on Form 8-K”.

Deposits

Deposits are the primary source of funds for BancTrust. BancTrust’s deposits consist of checking accounts, regular savings deposits, NOW accounts, Money Market Accounts, Certificates of Deposit and Jumbo Certificates of Deposit. Deposits are attracted from individuals, partnerships and corporations primarily in BancTrust’s market area. In addition, BancTrust obtains deposits from state and local entities and, to a lesser extent, the U.S. Government and other depository institutions. As of December 31, 2003, BancTrust’s total deposits were $643.8 million. BancTrust was in receipt of $29.8 million in brokered time deposits at December 31, 2003.

The following table indicates the amount of BancTrust’s certificates of deposit and other time deposits, including brokered time deposits, of $100,000 or more by time remaining until maturity as of December 31, 2003.

Maturity Period	Certificates of Deposit	Other Time Deposits
	(In thousands)
Three months or less	$58,221	$332
Over three through six months	11,162	157
Over six through twelve months	37,955	4,118
Over twelve months	16,991	652

Total	$124,329	$5,259

The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated.

BancTrust utilizes borrowings as a source of funds, albeit to a much lesser extent than deposits. The primary source of borrowed funds is the FHLB, of which BancTrust is a member. At December 31, 2003, BancTrust had borrowed funds outstanding with FHLB of approximately $54 million. BancTrust also, from time to time, borrows funds on a short-term or overnight basis, to meet current or immediate funding needs. These short-term borrowings are referred to as “Federal funds purchased”. At December 31, 2003, BancTrust had no such borrowings. BancTrust also participates in retail repurchase agreements, which are short-term in nature (overnight), and are referred to as “securities sold under agreements to repurchase”. At December 31, 2003, BancTrust had $1.8 million in securities sold under agreements to repurchase. For information regarding borrowed funds at December 31, 2003, see Note 10 to Consolidated Financial Statements incorporated in Item 15.-”Exhibits, Financial Statement Schedules and Reports on Form 8-K”.

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

Employees

As of December 31, 2003, BancTrust employed 310 persons, including executive officers, loan officers, bookkeepers, tellers and others. None of BancTrust’s employees are presently represented by a union or covered under a collective bargaining agreement. Management considers that BancTrust’s employee relations are excellent.

Return on Equity and Assets

The following table shows the percentage return on equity and assets of BancTrust for the years ended December 31, 2003, 2002 and 2001.

	Year Ended December 31,
	2003	2002	2001
Return on assets:
Net income/average total assets	0.69%	0.72%	0.91%
Return on equity:
Net income/average equity	7.39%	7.32%	9.50%
Dividend payout ratio:
Dividends declared per share/net income per share	45.83%	46.74%	36.36%
Equity to assets ratio:
Average equity/average total assets	9.39%	9.77%	9.58%

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

Sarbanes-Oxley Act of 2002. On July 30, 2002, the President of the United States signed the Sarbanes-Oxley Act of 2002 (the “SOX Act”) into law. The SOX Act provides for sweeping changes with respect to corporate governance, accounting policies and disclosure requirements for public companies, and also for their directors and officers. Section 302 of the SOX Act (“Corporate Responsibility for Financial Reports”) required the SEC to adopt new rules to implement the requirements of the SOX Act. These requirements include new financial reporting requirements and rules concerning corporate governance. New SEC rules require a reporting company’s chief executive and chief financial officers to certify certain financial and other information included in the company’s quarterly and annual reports. The rules also require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the company’s disclosure controls and procedures; that they have made certain disclosures to the auditors and to the audit committee of the board of directors about the company’s controls and procedures; and that they have included information in their quarterly and annual filings about their evaluation and whether there have been significant changes to the controls and procedures or other factors which would significantly impact these controls subsequent to their evaluation. Certifications by the Company’s Chief Executive Officer and Chief Financial Officer of the financial statements and other information have been filed with the SEC as exhibits to this Annual Report on Form 10-K. See Item 9A.- “Controls and Procedures” hereof for BancTrust’s evaluation of disclosure controls and procedures. The certifications required by Section 906 of the SOX Act also accompany this Form 10-K.

USA Patriot Act. The President of the United States signed the USA Patriot Act into law in 2001. The USA Patriot Act authorizes new regulatory powers to combat international terrorism. The provisions that affect financial institutions most directly provide the federal government with enhanced authority to identify, deter, and punish international money laundering and other crimes. Among other things, the USA Patriot Act prohibits financial institutions from doing business with foreign “shell” banks and requires increased due diligence for private banking transactions and correspondent accounts for foreign banks. In addition, financial institutions have to follow new minimum verification of identity standards for all new accounts and are permitted to share information with law enforcement authorities under circumstances that were not previously permitted.

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

Peoples Bank is subject to various regulatory capital requirements administered by the federal banking agencies, including the FRB’s capital adequacy guidelines for state-chartered banks that are members of the Federal Reserve System (“state member banks”). Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on BancTrust’s financial statements. See “-Capital Requirements.”

As a federally insured bank, Peoples Bank is required to pay deposit insurance assessments to the FDIC based on a percentage of its insured deposits. Under the FDIC’s risk-based deposit insurance assessment system, the assessment rate for an insured bank depends on the assessment risk classification assigned to the bank. The FDIC has set the 2003 annual insurance assessment rates applicable to Bank Insurance Fund (“BIF”) member banks like Peoples Bank from 0% for well-capitalized banks in the highest supervisory subgroup to 0.27% of insured deposits for undercapitalized banks in the lowest supervisory subgroup. Peoples Bank was a “well-capitalized” bank as of December 31, 2003. In addition to deposit insurance assessments, FDIC-insured institutions are currently required to pay assessments to the FDIC at an annual rate of approximately 0.02% of insured deposits to fund interest payments on certain bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Institution Insurance Fund.

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

The FRB has adopted regulations that classify insured depository institutions by capital levels and provide that the FRB will take various prompt corrective actions to resolve the problems of any state member bank that fails to satisfy the capital standards. Under the regulations, a “well-capitalized” bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An “adequately capitalized” bank is one that does not qualify as “well capitalized” but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” depending on the extent to which the bank’s capital levels are below these standards. A bank that falls within any of the three “undercapitalized” categories is subjected to certain severe regulatory sanctions. As of December 31, 2003, Peoples Bank was categorized as “well-capitalized.”

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

BancTrust’s principal executive offices and Peoples Bank’s main office are located at 310 Broad Street, Selma, Alabama in a building owned by Peoples Bank. At March 25, 2004, Peoples Bank maintained 22 branches in Dallas, Autauga, Butler, Bibb, Elmore, Shelby, Tallapoosa, Lee and Tuscaloosa counties, of which 4 are leased.

ITEM 3.	LEGAL PROCEEDINGS

In the opinion of BancTrust, based on review and consultation with legal counsel, the outcome of any litigation presently pending is not anticipated to have a material adverse effect on BancTrust’s consolidated financial statements or results of operations.

See Note 13 to Consolidated Financial Statements incorporated in Item 15.-”Exhibits, Financial Statement Schedules and Reports on Form 8-K”.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Elam P. Holley, Jr., 53, has served as President and Chief Executive Officer of Peoples Bank and BancTrust since January of 2003. Prior to that, Mr. Holley served as President and Chief Operating Officer of Peoples Bank and BancTrust from 1994 through 2002. Mr. Holley has been an officer of Peoples Bank since 1975 and a Director of Peoples Bank and BancTrust since 1988.

Andrew C. Bearden, Jr., 57, has served as Executive Vice President – Operations/Finance Division of Peoples Bank and Executive Vice President and Chief Financial Officer of BancTrust since 1996. Prior to assuming his position as manager of Operations/Finance Division, Mr. Bearden served as manager of Retail/Operations Division of Peoples Bank since 1994. Mr. Bearden was in private practice as a certified public accountant prior to his employment with Peoples Bank in 1985.

Gerald F. Holley, 60, has served as Executive Vice President and Senior lender of Peoples Bank since February of 2003 and Executive Vice President and Assistant Secretary of BancTrust since July of 2000. Prior to assuming his current position, Mr. Holley was Executive Vice President and Head of the Lending Division of Peoples Bank. Prior to joining BancTrust in July of 2000, Mr. Holley served as Senior Vice President of Operations for Colonial BancGroup in Montgomery, Alabama from 1998 to 2000, and President of the Chattahoochee Valley Area Banks of Colonial BancGroup from 1993 to 1998. Mr. Holley began his banking career in Anniston, Alabama in 1962.

Terry S. Pritchett, 53, has served as Executive Vice President and Risk Management Officer of both Peoples Bank and BancTrust since October of 2002. Prior to that, Mrs. Pritchett served as Senior Vice President and Auditor for Peoples Bank and BancTrust from December 1997, to October 2002. Mrs. Pritchett joined Peoples Bank in April of 1984 as Auditor.

M. Scott Patterson, 61, has served as Executive Vice President of Peoples Bank and BancTrust since 1996. Mr. Patterson also serves as Financial Services Division Manager, Secretary and Chief Investment Officer of Peoples Bank and Secretary of BancTrust. Mr. Patterson has been in all these positions, with the exception of Chief Investment Officer, with Peoples Bank since 1985 and with BancTrust since 1997. Mr. Patterson was named Chief Investment Officer in February of 2003. Prior to coming to Peoples Bank in 1983, Mr. Patterson served for 20 years in the United States Air Force, retiring as a Lieutenant Colonel.

Lynn D. Swindal, 50, has served as Executive Vice President-Retail Division Manager of Peoples Bank and Executive Vice President and Assistant Secretary of BancTrust since December of 1998. Prior to that, Mrs. Swindal served as Senior Vice President-Loan Administration of Peoples Bank. Mrs. Swindal has been employed with Peoples Bank since 1978. Prior to coming to Peoples Bank, Mrs. Swindal was employed at National Bank & Trust Co. in St. Petersburg, Florida.

Jefferson G. Ratcliffe, Jr., 42, has served as Senior Vice President and Senior Credit Officer of Peoples Bank since February of 2003. Prior to that, Mr. Ratcliff e served as Regional President of the Prattville/Millbrook Division of Peoples Bank from December 1997 to February of 2003. Mr. Ratcliffe joined Peoples Bank in 1985.

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

2003	High	Low	Dividends Declared (per common share)
January - March	$15.25	$12.64	$0.11
April - June	16.76	13.35	0.11
July - September	15.80	13.78	0.11
October - December	$16.76	$14.35	$0.11

2002	High	Low	Dividends Declared (per common share)
January - March	$12.88	$10.90	$0.10
April - June	15.36	11.87	0.11
July - September	15.59	12.90	0.11
October - December	$14.97	$12.91	$0.11

See Note 16 to Consolidated Financial Statements incorporated in Item 15.-”Exhibits, Financial Statement Schedules and Reports on Form 8-K” regarding regulatory approval for the payment of dividends to BancTrust by Peoples Bank.

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

The primary source of BancTrust’s revenues (including funds to pay dividends) is dividends from Peoples Bank. Alabama law imposes certain restrictions on the ability of BancTrust and Peoples Bank to pay dividends. See Item 1.-“Business—Regulation, Supervision and Governmental Policy” and Note 16 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits, Financial Statement Schedules and Reports on Form 8-K”.

BancTrust’s board of directors has adopted resolutions whereby BancTrust will not enter into the following capital transactions without prior approval from its primary regulator: incurrence or refinancing of debt, declaration or payment of dividends or the purchase of treasury stock. Resolutions have also been adopted whereby BancTrust is committed to specific goals regarding loan quality.

As of March 23, 2004, BancTrust had 1,004 stockholders of record, and 5,568,853 shares of common stock outstanding. This total does not reflect the number of persons who hold stock in nominee or “street name” through various brokerage firms and other financial institutions.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain historical financial information for BancTrust. This information is based on the consolidated financial statements of BancTrust including applicable notes incorporated by reference elsewhere herein.

FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA

	2003	2002	2001	2000	1999
	(Dollars in thousands, except for per share amounts)
Interest income	$38,799	$43,966	$51,205	$51,939	$44,599
Interest expense	11,972	14,422	23,805	24,215	18,856

Net interest income	26,827	29,544	27,400	27,724	25,743
Provision for loan losses	5,706	7,204	3,463	3,277	4,520
Noninterest income	11,772	9,888	8,742	7,603	7,324
Noninterest expense	25,592	24,856	23,933	23,145	20,985
Income before income tax	7,302	7,372	8,745	8,905	7,562
Provision for income tax	1,964	2,235	2,534	2,805	2,245
Net income	5,338	5,137	6,211	6,100	5,317
Net income per share	0.96	0.92	1.10	1.08	0.94
Cash dividends declared and paid per share	0.44	0.43	0.40	0.37	0.345
Borrowed funds	56,690	67,478	58,700	62,952	76,893
Total assets, December 31	$778,302	$740,261	$693,707	$670,681	$629,343

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

This overview is intended to discuss briefly and on a broad basis, some of the primary factors affecting the business of BancTrust. It is not intended to be a detailed discussion of any one or multiple topics. Additionally, BancTrust does not intend to convey that topics discussed in this overview are any more significant, or possess any greater degree of risk, than topics discussed elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

At December 31, 2003 BancTrust had total assets of $778,302,000, compared to $740,261,000 at December 31, 2002. Asset growth primarily occurred in cash and cash equivalents, as well as in investment securities, while loans declined. Total deposits increased to $643,757,000 at December 31, 2003 from $596,972,000 at December 31, 2002. Typically, BancTrust would endeavor to deploy incoming deposit funds in its loan portfolio, which generally earns a higher rate of interest than do cash equivalent investments or investment securities. Slowed regional and local economies contributed to a significantly diminished level of loan demand, contributing greatly to the aforementioned reduction in total loans. Diminished loan demand coupled with historically low market rates of interest continues to place downward pressure on BancTrust’s net interest income and net interest margins.

BancTrust earned $26,827,000 in net interest income in calendar year 2003, compared to $29,544,000 in calendar year 2002. In 2003, BancTrust’s net interest margin was 3.79%, compared to 4.46% in 2002. Net interest margin is net interest income expressed as a percentage of average earning assets, or stated another way, is the net yield earned on interest earning assets after deducting interest expense. As stated above, diminished loan demand precluded BancTrust from deploying available funds in its higher yielding loan portfolio to the extent it otherwise may have in a more robust loan demand environment. As a result, net interest income and net interest margins were negatively affected.

BancTrust realized a 20% reduction in provision for loan losses in 2003 to $5,706,000 from $7,204,000 in 2002. BancTrust significantly refined its credit administration function, to include the addition of an executive level credit administration officer operating independently of the Senior Lender. As a result, credit review and approval processes and criteria were significantly enhanced. It is management’s belief these refinements and enhancements were contributing factors to the aforementioned reduction in provision for loan losses.

CRITICAL ACCOUNTING POLICIES

BancTrust’s significant accounting policies are presented in Note 1 to Consolidated Financial Statements. These policies, along with the disclosures presented in the other footnotes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Those accounting policies involving significant estimates and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact comprehensive income, are considered critical accounting policies. BancTrust recognizes the following as critical accounting policies: Allowance for Loan Losses and Goodwill Impairment Analysis.

Allowance for Loan Losses. Management’s ongoing evaluation of the adequacy and allocation of the allowance considers both impaired and unimpaired loans and takes into consideration the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, estimated value of any underlying collateral, the reviews of regulators, and an analysis of current economic conditions. While management believes that it has exercised prudent judgment and applied reasonable assumptions which have resulted in an allowance presented in accordance with generally accepted accounting principles, there can be no assurance that in the future, adverse economic conditions, increased nonperforming loans, regulatory concerns, or other factors will not require further increases in, or re-allocation of the allowance. A more detailed discussion of BancTrust’s allowance for loan losses is included in the respective section of Management’s Discussion and Analysis and Note 1 to Consolidated Financial Statements.

The table below illustrates BancTrust’s sensitivity to changes in certain factors used in the determination of the allowance for loan losses

	Estimated Effect on 2004 Provision Expense Assuming the Following Changes in Each Determinig Factor (2)(3)
	(In thousands)
	+10%	-10%
Factors
Loan portfolio size	$865	$(1,000)
Net charge-offs	129	(129)
Criticized loans (1)	$680	$(680)

(1)	Criticized loans include all loans rated special mention or worse (includes all nonperforming assets and severely past due loans).

(2)	These computations do not contemplate any action BancTrust could undertake in response to changes in each of these risk factors.

(3)	All scenerios presented above assume no change in the level of loans specifically identified as impaired under SFAS 114.

Goodwill Impairment Analysis. Goodwill represents the excess of the cost of the acquisition over the fair value of the net assets acquired. BancTrust tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. BancTrust has elected to perform its annual testing as of June 30 each year. The goodwill impairment test is a two-step process, which requires management to make judgments in determining the assumptions used in the calculations. The first step involves estimating the fair value of each reporting unit and comparing it to the reporting unit’s carrying value, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, then a second step is performed to measure the actual amount of goodwill impairment. The second step first involves determining the implied fair value of goodwill. This requires BancTrust to allocate the estimated fair value to all the assets and liabilities of the reporting unit. Any unallocated fair value represents the implied fair value of goodwill which is compared to its corresponding carrying value. If the carrying value exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

Fair values of reporting units were estimated using discounted cash flow models derived from internal earnings forecasts. The key assumptions used to estimate the fair value of each reporting unit included earnings forecasts for 10 years, terminal values based on future growth rates and discount rates based on BancTrust’s average cost of capital adjusted for the risks associated with the operations of each reporting unit.

The goodwill impairment analysis for 2003 indicated that no impairment write-offs were required. The table below illustrates BancTrust’s sensitivity to changes in the rates used in discounting the estimated future cash flows. The sensitivity analysis was based on information available as of the annual test date of June 30, 2003. Further discussion regarding BancTrust’s accounting for goodwill is included at Note 1 to Consolidated Financial Statements.

	Sensitivity of Goodwill Impairment Analysis Results Assuming the Following Changes in Discount Rates (1)(2)
	No Change	+20%	-20%
	(In thousands)
Total excess of estimated fair value versus carrying value for all reporting units	$12,494	$9,226	$17,449

(1)	These computations do not take into account changes in the forecasted cash flows and future annual growth rates. Further, the computations do not contemplate any action BancTrust could undertake in response to changes in the risks associated with the operations of each reporting unit.

(2)	Under these computations, the Company would anticipate no material impairment.

BALANCE SHEET SUMMARY

Loans

BancTrust’s largest earning asset category is its loan portfolio. Because loans generally generate the highest yields, most other assets and liabilities are managed to accommodate fluctuations in the loan portfolio.

At December 31, 2003, BancTrust’s loans, net of the unearned discount, totaled $461,405,000, compared to $499,258,000 at December 31, 2002.

The following table illustrates the loan portfolio of BancTrust at December 31, 2003 and 2002 by major loan category, along with the change in each category between the two periods.

	At December 31,
	(In thousands)
	2003	2002	Change
Commercial and industrial	$127,703	$147,233	$(19,530)
Real estate - mortgage (1)	281,079	288,742	(7,663)
Personal	51,765	62,522	(10,757)
Overdrafts and credit line	1,790	1,918	(128)

Total loans	462,337	500,415	(38,078)
Less:
Unearned discount	933	1,157	(224)

Total loans, net of the unearned discount	$461,404	$499,258	$(37,854)

(1)	includes real estate contruction loans

Each segment of the loan portfolio was lower at December 31, 2003 when compared to December 31, 2002. BancTrust has experienced diminished loan demand in many of its markets, and attributes the majority of loan decreases to this fact. Additionally, BancTrust has deployed significant resources in its credit administration function. This intense focus on credit administration has been a conscious effort on the part of BancTrust in order that a strong credit review and approval infrastructure will be in place when local and regional economies begin to recover and loan demand increases.

Real estate mortgage loans decreased to $281,079,000 at December 31, 2003 from $288,742,000 at December 31, 2002. Declines in residential real estate loans, as well as construction and development loans contributed to the majority of the overall decrease in real estate mortgage loans. While BancTrust offers real estate mortgage loans to its customer base, it does not retain the majority of these loans within its loan portfolio. Rather, BancTrust sells the majority of real estate mortgage loans it originates to upstream institutions, while retaining a fee for the origination. Consequently, the total amount of residential real estate loans BancTrust maintains in its loan portfolio continues to decline as customers repay these loans. The primary factor to which BancTrust attributes the decline in construction and development real estate loans is the diminished loan demand previously discussed. BancTrust anticipates that demand for construction and development real estate loans will increase as local and regional economies begin to recover.

Commercial and industrial loans totaled $127,703,000 at December 31, 2003 compared to $147,233,000 at December 31, 2002. Efforts by BancTrust to secure some existing and new commercial loans with real estate, contributed to the decline in commercial and industrial loans, because loans secured with real estate, are classified as a real estate mortgage loans. Additionally, diminished demand for these types of loans was a significant factor as well. Commercial loans not secured by real estate are typically collateralized by assets such as inventories and equipment. BancTrust endeavors to establish and maintain quality commercial lending relationships. This is achieved via thorough analysis of the financial viability and soundness of commercial loan applicants, as well as ongoing monitoring and communication with existing commercial loan customers.

The personal loan portfolio declined from $62,522,000 at December 31, 2002 to $51,765,000 at December 31, 2003. Personal loans primarily include loans to individuals for household, family and other personal expenditures. This decline extends a trend that BancTrust has been experiencing in recent periods. The two main factors for this declining trend remain the same as for prior periods, and are as follows: First, alternative sources of credit continue to be more available to consumers than in prior years. Major sources of alternative credit include credit cards, finance companies and manufacturer direct financing on consumer goods such as automobiles, recreational vehicles and major appliances. Second, denials of personal loan applications remain high, primarily due the existing debt levels of personal loan applicants. For these reasons and others, BancTrust has chosen to reduce its emphasis on originating personal loans.

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

Using input from BancTrust’s credit risk identification process, BancTrust’s credit administration area analyzes and validates the loan loss reserve methodology at least quarterly. The analysis includes specific allowances for individual loans and general allowances for certain pools of loans. The credit administration area along with senior management reviews and ensures the methodology is appropriate and that all risk elements have been assessed in order to determine the appropriate level of allowance for the inherent losses in the loan portfolio at each quarter end. In addition, the allowance methodology is discussed with and reviewed quarterly by the Audit Committee.

The first area of the allowance for loan losses analysis involves the calculation of specific allowances for individual impaired loans as required by SFAS 114 and 118. In addition, BancTrust requires that a broad group of loans be analyzed for impairment each quarter (this includes all loans of $500,000 and over that have internal risk ratings below a predetermined classification level). The credit administration area validates all impairment testing and validates the reserve allocations for all impaired loans each quarter. Reserves associated with these activities are based on a thorough analysis of the most probable sources of repayment which is normally the liquidation of collateral, but also includes discounted future cash flows or the market value of the loan itself.

The second reserve area is the general allowance for loan pools assessed by applying loan loss allowance factors to groups of loans within the portfolio that have similar characteristics. This part of the methodology is governed by SFAS 5. The general allowance factors are based upon recent and historical charge-off experience and are typically applied to the portfolio by loan type. Historical loss analyses provide the basis for factors used for homogenous pools of smaller loans, such as residential real estate and other consumer loan categories which are not evaluated based on individual risk ratings but almost entirely based on historical losses. The statistics used in this analysis of this second reserve element are adjusted quarterly based on loss trends and risk rating migrations.

At December 31, 2003, BancTrust’s allowance for loan losses had a balance of $11,995,000, as compared to $10,257,000 at December 31, 2002. The ratio of the allowance to total loans, net of the unearned discount, was 2.60% and 2.05% at December 31, 2003 and 2002, respectively. At December 31, 2003, management had identified $57,449,000 of loans requiring special attention because of potential weakness. Reserves for these loans accounted for $6,863,000 of the $11,995,000 allowance for loan losses at December 31, 2003. At December 31, 2002, management had identified $45,184,000 of loans requiring special attention because of potential weakness, accounting for $5,542,000 of the $10,257,000 of allowance for loan losses. Non-accruing loans totaled $2,204,000 and $6,128,000 at December 31, 2003 and 2002 respectively. Non-accruing loans at December 31, 2003 and 2002 represented 0.48% and 1.23% respectively, of total loans net of the unearned discount. The coverage of the allowance to non-accruing loans was 544% and 167% at December 31, 2003 and 2002, respectively. As a percentage of average loans, net of the unearned discount, net loan charge offs in 2003 were 0.82% compared with 0.95% in 2002.

Management has designed and implemented a loan monitoring and review process that significantly refines the criteria by which loans are determined to require special attention. By doing this, management has brought into focus those areas of its lending function that would benefit most from increased efforts in areas such as lender training, credit underwriting and loan relationship management. Management has been, and remains firmly committed to devoting the necessary time, energy and other resources to the issue of credit quality. Also, management believes strongly that its efforts in the area of credit quality have begun to produce positive results, including a 20% reduction in BancTrust’s provision for loan losses (see “Provision for Loan Losses”).

Management believes that its efforts in the credit administration area are at least somewhat responsible for improvements in several of the ratios previously highlighted. For instance, non-accruing loans as a percentage of total loans decreased to 0.48% at December 31, 2003 from 1.23% at December 31, 2002. Also, the ratio of net loan charge offs to average loans decreased to 0.82% in 2003 compared to 0.95% in 2002. Management remains committed to taking additional actions in the credit administration area, which may include, but are not limited to, the centralization of several of its credit functions. Examples of these functions include; loan documentation review, collections, repossessions and the disposition of collateral pledged on defaulted loans.

It is management’s belief that, at its current level, the allowance for loan losses is sufficient to absorb all probable losses that currently exist in BancTrust’s loan portfolio. See Notes 1 and 5 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits, Financial Statement Schedules and Reports on Form 8-K” for further information regarding the allowance for loan losses.

Securities

The securities portfolio of BancTrust increased to $225,135,000 at December 31, 2003 from $163,207,000 at December 31, 2002. This change represented an increase of $61,928,000, or 37.94%. BancTrust has received significant volumes of customer deposits (see “Deposits”), while experiencing significantly diminished loan demand in many of its markets (see “Loans”). BancTrust maintains that these two factors contributed significantly to the increase in investment securities. In a more robust loan demand environment, BancTrust would attempt to deploy the majority of incoming deposit funds in the loan portfolio. Given the recent loan demand environment however, BancTrust deployed the majority of these funds in the investment securities portfolio.

BancTrust participates in the Security for Alabama Funds Enhancement (“SAFE”) program. Under this program, banks that hold deposits of the state of Alabama, or deposits of SAFE member municipalities within the state of Alabama (“public deposits”), must pledge qualifying securities (typically United States Treasury or Agency debt instruments) as collateral for those amounts that exceed the FDIC insurable limit. At December 31, 2003, BancTrust had pledged to the State Treasurer for the State of Alabama $109,860,000, or approximately 48.8% of its investment securities portfolio under the SAFE program.

The entire securities portfolio is classified as “available-for-sale”, causing it to be marked-to-market with the unrealized gains and losses reflected directly in stockholders’ equity. The portfolio had a net unrealized gain of $643,000 (net of tax) December 31, 2003, compared to a net unrealized gain of $1,936,000 (net of tax) at December 31, 2002. See Notes 1 and 4 to Consolidated Financial Statements incorporated in Item 15.-”Exhibits, Financial Statement Schedules and Reports on Form 8-K” for further information regarding securities.

Cash and Cash Equivalents

Cash and cash equivalents totaled $59,481,000 at December 31, 2003 and $37,583,000 at December 31, 2002. The same factors that contributed to the increase in the investment securities (diminished loan demand plus deposit growth) contributed significantly to the increase in cash and cash equivalents. Cash and cash equivalents are comprised of cash and due from banks and federal funds sold and securities purchased under agreements to resell. Cash and due from banks totaled $57,433,000 at December 31, 2003 compared to $28,526,000 at December 31, 2002. This increase was primarily attributable to balances BancTrust held at the Federal Home Loan Bank of Atlanta (the “FHLB”) at December 31, 2003, which totaled $26,871,000 compared to $4,421,000 at December 31, 2002. Balances held at the FHLB earn a rate of interest that is comparable to rates earned on federal funds sold.

Federal funds sold and securities purchased under agreements to resell, totaled $2,048,000 at December 31, 2003 and $9,057,000 at December 31, 2002. This decrease is considered routine, given the daily fluctuations in short-term investments, and the purposes for which they are held. These investments are extremely liquid, and typically have investment terms of only one day.

Cash and cash equivalents are monitored on a daily basis. Management seeks to strike a balance between alternative investments opportunities such as loans and investment securities, and its operating liquidity needs (see “Liquidity”).

Other Real Estate

Other real estate (“ORE”) represents real estate BancTrust has acquired via foreclosure on loans secured by real estate, or otherwise taken possession of in lieu of foreclosure on loans secured by real estate. When BancTrust takes possession of real estate in such a manner, it is recorded at its fair market value. Periodically, BancTrust may reduce the value of ORE through write downs in its value resulting from fluctuations in market values. Additionally, BancTrust may periodically record write downs that are related to regulations addressing the maximum period of time a single ORE property can be recorded at a value greater than $1.

Other real estate, net of accumulated write downs, totaled $2,395,000 at December 31, 2003 and $7,120,117 at December 31, 2002. This was primarily attributable to the sale of a commercial real estate property BancTrust took possession of in lieu of foreclosure in August of 2002. BancTrust had recorded this property at its fair market value of $5,500,000 until December of 2003, when the property was sold. BancTrust realized a gain on the sale of this property in the amount of $1,194,000 (see “Noninterest Income”).

Deposits

BancTrust’s primary source of funding for its lending and investment activities is its deposit base. At December 31, 2003, BancTrust had total deposits in the amount of $643,757,000. At December 31, 2002 total deposits were $596,972,000. BancTrust believes this increase in total deposits is attributable to several factors. BancTrust believes that as market rates of interest remain at historically low levels, individual and commercial deposit customers are leaving funds on deposit with BancTrust rather than deploying said funds in low yield investment instruments. Also, BancTrust believes that as local and regional economies have remained relatively soft, commercial customer funds remain on deposit with BancTrust as opposed to being deployed in capital improvement and investment. Finally, BancTrust also suspects that while performance in the equities markets has been generally positive, BancTrust customers have not withdrawn significantly large volumes of funds for investment in these markets, as was previously anticipated.

While all segments of the deposit base increased, interest-bearing demand deposits experienced the highest degree of increase. These deposits increased by $28,993,000 or 15.97%, to $210,548,000 at December 31, 2003, compared to $181,555,000 at December 31, 2002. Interest-bearing demand deposits primarily include negotiable order withdrawal (“NOW”) accounts and insured money market accounts (“IMMA”). It is management’s opinion that interest bearing demand deposits experienced the greatest increase, because many customers opted to place funds in these highly liquid accounts, rather than commit to stated future maturities in the current interest rate environment.

Other deposit types which experienced far less significant fluctuations than did interest-bearing demand deposits, include noninterest bearing demand deposits, which totaled $74,254,000 and $67,205,000 at December 31, 2003 and 2002, respectively, savings deposits, which totaled $38,646,000 and $38,006,000 at December 31, 2003 and 2002, respectively, and time deposits, which totaled $320,309,000 and $310,206,000 at December 31, 2003 and 2002, respectively. At December 31, 2003, BancTrust held $29,764,000 in deposits placed by brokers (“brokered deposits”). BancTrust utilizes brokered deposits in order to meet funding needs not met by more traditional types of deposits. Brokered deposits are more likely to be withdrawn from BancTrust than other, more traditional types of deposits. Brokered deposits are fully insured by the FDIC. See Item 1.- “Business – Bank Regulation”.

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

The asset items that are BancTrust’s primary sources of liquidity are cash and cash equivalents (see “Cash and Cash Equivalents”). These assets represent the most immediately available source of funds from which BancTrust is able to provide loans to and honor the deposit withdrawals of customers, and pay its operating expenses.

The asset base generates liquidity through interest and fee income, loan repayments and the maturity or sales of other earning assets including securities. At December 31, 2003, approximately 3.4% of the total securities portfolio was to mature, or otherwise reprice, within one year. At December 31, 2003, the entire securities portfolio, having a value of $225,135,000, was classified as available-for-sale. These securities are generally high grade, exchange traded securities (see “Securities”).

The liability base generates liquidity through deposit growth, the rollover of maturing deposits and accessibility to external sources of funds, (“Borrowed funds”). Borrowed funds totaled $56,690,000 at December 31, 2003, compared to $67,478,000 at December 31, 2002. BancTrust has several available sources from which to borrow funds.

The predominant source of borrowed funds utilized by BancTrust is the FHLB. Given the increases in deposits (see “Deposits”) and diminished loan demand (see “Loans”), BancTrust did not initiate additional borrowings from the FHLB in 2003, thereby reducing total borrowed funds via regularly scheduled repayments of borrowed funds to FHLB. At December 31, 2003, BancTrust had borrowed from the FHLB $54,017,000, along with $18,482,000 of letters of credit issued on behalf of BancTrust from the FHLB. BancTrust periodically obtains “backup” letters of credit from the FHLB. Occasionally, such letters are necessary to facilitate the public offering of debt instruments for which BancTrust has provided its own letter of credit to the issuer. When determining available borrowing capacity at the FHLB, BancTrust must factor both borrowed funds balances outstanding and the total amount of letters of credit outstanding, against its available lines of credit. At December 31, 2003, BancTrust had total credit facilities (borrowed funds outstanding plus letter of credit) at the FHLB of $72,499,000 against a total line of credit of $77,099,000.

At December 31, 2003, BancTrust had federal funds lines of credit with correspondent financial institutions of approximately $44 million. See Note 10 to Consolidated Financial Statements incorporated in Item 15.-”Exhibits, Financial Statement Schedules and Reports on Form 8-K” for further information regarding borrowed funds.

The following table provides additional details regarding borrowed funds:

	Maximum Amount Outstanding at Any Month End	Average Balance	Average Interest Rate	Average Interest Rate at Year end
	(Dollars in thousands)
2003
FHLB borrowings	$65,401	$55,979	4.31%	3.16%
Other borrowings	3,860	3,450	0.59%	0.56%

	$69,261	$59,429	4.09%	2.92%

2002
FHLB borrowings	$67,115	$61,173	5.24%	4.42%
Other borrowings	14,450	4,604	0.87%	0.50%

	$81,565	$65,777	4.93%	4.30%

2001
FHLB borrowings	$57,158	$56,277	6.21%	6.03%
Other borrowings	5,911	4,684	2.58%	2.55%

	$63,069	$60,961	5.93%	5.76%

Stockholders’ Equity and Regulatory Capital Requirements

Stockholders’ equity indicates BancTrust’s net worth. Stockholders’ equity was $72,779,000 at December 31, 2003, compared to $71,181,000 at December 31, 2002.

The FRB has adopted risk-based capital regulations. These regulations require all bank holding companies and banks to achieve, and maintain, specified ratios of capital to risk-weighted assets. The risk-based capital rules assign weight factors to different classes of assets and off-balance sheet obligations at 0%, 20%, 50% or 100%, depending upon the risk classification of the asset or obligation. All bank holding companies and banks are required to maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1 capital (consisting of stockholders’ equity, less goodwill and certain components of accumulated other comprehensive income, net of tax). BancTrust’s and Peoples Bank’s capital ratios at December 31, 2003 were well above the minimum regulatory requirements. See Note 16 to Consolidated Financial Statements incorporated in Item 15.-”Exhibits, Financial Statement Schedules and Reports on Form 8-K” for further information regarding stockholders’ equity and regulatory capital requirements.

The following table indicates BancTrust’s dividends per share, earnings per share and the percent of earnings per share represented by dividends in 2003, 2002 and 2001.

	2003	2002	2001
Earnings per share (basic and diluted)	$0.96	$0.92	$1.10
Dividends per share	$0.44	$0.43	$0.40
Dividend payout ratio	45.83%	46.74%	36.36%

Contractual Obligations

BancTrust has contractual obligations to make future payments on debt and certain lease agreements. Obligations such as debt are reflected on the balance sheet, whereas operating lease obligations for office space and equipment are not reflected on the balance sheet. See Note 13 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits, Financial Statement Schedules and Reports on Form 8-K” for further information on operating lease obligations. Total contractual obligations at December 31, 2003 are set forth in the following table.

	Due in one year or less	Due after one year through three years	Due after three years through five years	Due after five years	Total
	(In thousands)
FHLB and other borrowings (1)	$9,999	$8,137	$5,328	$31,410	$54,874
Time Deposits	267,069	49,047	4,059	134	320,309
Operating leases	458	317	34	—	809

Total contractual obligations	$277,526	$57,501	$9,421	$31,544	$375,992

(1)	includes principal payments only

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

	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total
	(Dollars in thousands)
Lending commitments (1)	$39,866	$620	$5,388	$7,688	$53,561
Irrevocable standby letters of credit	682	—	18,390	3,115	22,188

Total credit extension commitments	$40,548	$620	$23,778	$10,803	$75,749

(1)	Lending commitments are primarily comprised of the unused portion of commercial lines of credit and equity lines of credit

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of BancTrust’s commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BancTrust had approximately $53,562,000 and $50,519,000 in commitments to extend credit at December 31, 2003 and 2002, respectively. BancTrust evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by BancTrust upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include certificates of deposit, marketable securities, real estate, and other collateral.

Standby letters of credit are conditional commitments issued by BancTrust to guarantee the performance of a customer to an outside third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include certificates of deposit, marketable securities, real estate, and other collateral for those commitments for which collateral is deemed necessary. BancTrust had approximately $22,187,000 and $18,527,000 in irrevocable standby letters of credit at December 31, 2003 and 2002, respectively.

INCOME SUMMARY

Net Income

Net income for the year ended December 31, 2003 increased to $5,338,000 from $5,137,000 for the same period in 2002. This increase was primarily attributable to a reduction in the provision for loan losses, as well as an increase in noninterest income. For the year ended December 31, 2003, provision for loan losses totaled $5,706,000 compared to $7,204,000 for the same period in 2002. Noninterest income totaled $11,772,000 and $9,888,000 for the years ended December 31, 2003 and 2002 respectively (see “Noninterest income”).

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

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE

for the years ended December 31, 2003, 2002 and 2001

(In Thousands)

	2003 Compared to 2002				2002 Compared to 2001
	Total	Changes in Volume (1)	Changes in Rates (1)	Mix (1)	Total	Changes in Volume (1)	Changes in Rates (1)	Mix (1)
Interest income on:
Loans	$(3,863)	$(159)	$(3,721)	$16	$(6,677)	$1,294	$(7,736)	$(235)
Taxable securities	(1,340)	1,531	(2,396)	(475)	(22)	2,273	(1,774)	(521)
Nontaxable securities	(83)	(89)	14	(9)	93	91	1	1
Federal funds sold and securities purchases under agreements to resell	119	222	(37)	(66)	(633)	(533)	(337)	237

Total interest income	$(5,167)	$1,505	$(6,140)	$(534)	$(7,239)	$3,125	$(9,846)	$(518)

Interest expense on:
Interest bearing demand deposits	$(185)	$414	$(505)	$(93)	$(763)	$823	$(1,245)	$(341)
Savings deposits	(70)	—	(70)	—	(421)	6	(422)	(5)
Time deposits	(1,382)	624	(1,873)	(133)	(7,829)	(582)	(7,510)	263
Federal funds purchased and securities sold under agreements to repurchase	(30)	21	(33)	(18)	(81)	(78)	(9)	6
FHLB borrowings	(782)	(229)	(595)	43	(290)	304	(546)	(48)

Total interest expense	$(2,449)	$830	$(3,076)	$(201)	$(9,384)	$473	$(9,732)	$(125)
Net changes in net interest income before loan losses	$(2,718)				$2,145

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Changes in Volume = change in volume times old rate. Changes in Rates = change in rate times old volume. The Mix Change = change in volume times change in rate.

(2)	Columns may not add because of rounding

THE PEOPLES BANCTRUST CO., INC.

AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Dollars in thousands)

	2003			2002			2001
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
ASSETS
Interest Earning Assets:
Loans, net (1)	$483,063	$32,117	6.65%	$485,203	$35,980	7.42%	$470,914	$42,657	9.06%
Taxable securities	197,250	6,375	3.23%	164,587	7,715	4.69%	127,215	7,737	6.08%
Nontaxable securities	1,455	63	4.33%	3,703	146	3.94%	1,363	53	3.89%
Federal funds sold and securities purchased under agreements to resell	25,505	244	0.96%	9,188	125	1.36%	31,008	758	2.44%

Total interest earning assets	707,273	$38,799	5.49%	662,681	$43,966	6.63%	630,500	$51,205	8.12%

Non-Interest Earning Assets:
Cash and due from banks	23,193			20,420			20,065
Bank premises & equipment (net)	17,467			15,942			16,992
Other assets	21,402			19,147			14,863

Total non-interest earning assets	62,062			55,509			51,920

Total assets	$769,335			$718,190			$682,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing Liabilities:
Interest bearing demand deposits	$196,061	$2,057	1.05%	$165,530	$2,242	1.35%	$129,945	$3,005	2.31%
Savings deposits	39,447	99	0.25%	39,499	169	0.43%	39,076	590	1.51%
Time deposits	323,421	7,383	2.28%	301,931	8,765	2.90%	312,896	16,594	5.30%
Federal funds purchased and securities sold under agreements to repurchase	2,553	10	0.39%	1,667	40	2.40%	4,684	121	2.58%
FHLB borrowings	56,796	2,423	4.27%	61,173	3,205	5.24%	56,277	3,495	6.21%

Total interest bearing liabilities	618,278	$11,972	1.94%	569,800	$14,421	2.53%	542,878	$23,805	4.38%

Non-interest bearing demand deposits	73,319			69,670			66,153
Other liabilities	5,494			8,545			8,027

Total non-interest bearing liabilities	78,813			78,215			74,180

Total liabilities	697,091			648,015			617,058
Stockholders’ equity	72,244			70,175			65,362

Total liabilities and stockholders’ equity	$769,335			$718,190			$682,420

Net interest income		$26,827			$29,545			$27,400
Net yield on interest earning assets			3.79%			4.46%			4.35%

(1)	Average balances include non-accruing loans of approximately $2,204,000, $6,128,000 and $5,721,000 in 2003, 2002 and 2001, respectively.

The table above sets forth certain information relating to BancTrust’s average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost on liabilities for the years indicated. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the years indicated.

2003 versus 2002

Total interest income for 2003 decreased to $38,799,000 from $43,966,000 for 2002. A reduction in the average yield earned on interest earning assets was the primary reason for this reduction. In 2003, interest earning assets (loan, securities and federal funds sold and securities purchased under agreements to resell) earned an average yield of 5.49%, compared to 6.63% for 2002. Market rates of interest continued to decline in 2003, and remained at historically low levels. Consequently, the rates of interest BancTrust was able to earn on its interest earning assets declined as well.

Interest and fee income earned on the loan portfolio totaled $32,117,000 in 2003, compared to $35,980,000 in 2002. This reduction was caused by reductions in both the average yield earned, and the average volume between the two periods. In 2003, the loan portfolio earned an average yield of 6.65% on average volume of $483,063,000. In 2002, the loan portfolio earned an average yield of 7.42% on average volume of $485,203,000. Market rates of interest continued to decline in 2003, and remained at historically low levels. Consequently, the rates of interest BancTrust was able to earn on its loan portfolio declined as well. During 2003, BancTrust experienced generally lower levels of loan demand in many of its markets, which is believed to have contributed to reductions in average loan volume (see “Loans”).

Interest and dividend income earned on the securities portfolio decreased to $6,438,000 in 2003 from $7,861,000 in 2002. The average yield earned on the securities portfolio decreased to 3.23% in 2003 compared to 4.67% in 2002. This decrease in average yield more than offset an increase in the average volume of investment securities. The average volume of investment securities increased in 2003 to $198,705,000 compared to $168,290,000 in 2002. Market rates of interest continued to decline in 2003, and remained at historically low levels. Consequently, the rates of interest BancTrust was able to earn on its securities portfolio declined as well. For discussion on changes in securities balances, see – “Securities”.

Federal funds sold and securities purchased under agreements to resell generated $244,000 of interest income in 2003, compared to $125,000 in 2002. The average yield earned on federal funds sold and securities purchased under agreement to resell in 2003 was 0.96% on average volume of $25,505,000, compared to 1.36% in 2002 on average volume of $9,188,000. The increase in average volume of federal funds sold and securities purchased under agreements to resell was the primary factor in the increase in income between the two periods, given the decrease in the average yield earned.

Interest expense totaled $11,972,000 in 2003, compared to $14,421,000 in 2002. The average rate of interest paid on interest bearing liabilities decreased in 2003 to 1.94%, from 2.53% in 2002, accounting for substantially all of the decrease in total interest expense between the two periods. The average volume of interest bearing liabilities increased in 2003, to $618,278,000 from $569,800,000 in 2002.

Interest expense on deposits decreased to $9,539,000 in 2003, from $11,176,000 in 2002. The primary cause for this decrease was a reduction in the average rate of interest paid on deposits in 2003 compared to 2002. BancTrust paid an average rate of interest of 1.71% for interest bearing deposits in 2003, on average volume of $558,929,000. In 2002, BancTrust paid 2.20% for interest bearing deposits, on average volume of $506,960,000. Market rates of interest continued to decline in 2003, and remained at historically low levels. Consequently, the rates of interest BancTrust paid on interest bearing deposits declined as well. For discussion on changes in interest bearing deposit balances, see – “Deposits”.

Interest expense on borrowed funds (primarily FHLB borrowings and federal funds purchased and securities sold under agreements to repurchase) totaled $2,433,000 and $3,246,000 in 2003 and 2002 respectively. Reductions in both the average rate of interest paid and average volume contributed to this decline. The average rate of interest paid on borrowed funds in 2003 was 4.10% on average volume of $59,349,000. The average rate of interest paid on borrowed funds in 2002, was 5.16% on average volume of $62,840,000. Market rates of interest continued to decline in 2003, and remained at historically low levels. Consequently, the rates of interest BancTrust paid on borrowed funds declined as well. For discussion on changes in borrowed funds balances, see – “Liquidity”.

Net interest income for 2003 totaled $26,827,000 compared to $29,545,000 for 2002. Expressed as a percentage of average earning assets, also referred to as “net interest margin”, net interest income totaled 3.79% for 2003 and 4.46% for 2002. Reductions in the rates of interest BancTrust paid on interest bearing liabilities in 2003, as well as an increase in the average balance of interest earning assets, contributed to the increases in net interest income and net interest margin in 2003 when compared to 2002.

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

Net interest income for 2002 totaled $29,545,000 compared to $27,400,000 for 2001. Expressed as a percentage of average earning assets, also referred to as “net interest margin”, net interest income totaled 4.46% for 2002 and 4.35% for 2001. Reductions in the rates of interest BancTrust paid on interest bearing liabilities in 2002, as well as an increase in the average balance of interest earning assets, contributed to the increases in net interest income and net interest margin in 2002 when compared to 2001.

Provision for Loan Losses

2003 versus 2002

When management determines that increases in the allowance for loan losses are necessary, such increases are realized through charges against income in the form of provision for loan losses (see—“Allowance for Loan Losses”). During 2003, BancTrust realized $5,706,000 in provision for loan losses compared to $7,204,000 in 2002. BancTrust did not have to increase its allowance for loan losses in 2003 to the extent that it did in 2002. Consequently, provision for loan losses was lower in 2003. Performance and quality analyses of the loan portfolio determine the level at which the allowance for loan losses must be maintained, thereby significantly affecting the amount of provision for loan losses in any given period (see -”Allowance for Loan Losses”).

2002 versus 2001

When management determines that increases in the allowance for loan losses are necessary, such increases are realized through charges against income in the form of provision for loan losses. During 2002, management deemed it necessary to significantly increase BancTrust’s allowance for loan losses (see – “Allowance for Loan Losses”). Consequently, the provision for loan losses recorded in 2002 was higher than that recorded in 2001. BancTrust recorded $7,204,000 in provision for loan losses in 2002, compared to $ $3,463,000 in 2001. The majority of this increase was the result of identifying a higher volume of loans at December 31, 2002, for which additional reserves were required, than had been identified at December 31, 2001 (see - “Allowance for Loan Losses”).

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

2003 versus 2002

The largest component of noninterest income is deposit service charges. In 2003, deposit service charges totaled $5,219,000 compared to $5,398,000 in 2002. The dollar volume of deposits increased in 2003, while the total number of deposit accounts held by BancTrust for its customers remained relatively unchanged. Management believes that higher deposit account balances contributed to the reduction in service charges on deposits, as individual account balances are a determining factor in many of these service charge cycles.

Other noninterest income increased to $3,396,000 in 2003, compared to $2,969,000 in 2002. The majority of this increase is accounted for in rental income realized from other real estate owned. During 2003, BancTrust operated a commercial property it took possession of in lieu of foreclosure in August of 2002. Upon taking possession of the property, BancTrust immediately classified it as other real estate owned. BancTrust realized $712,000 of rental income from this property in 2003, and $201,000 in 2002.

Gains on sales of other real estate owned increase significantly in 2003, to $1,259,000 from $109,000 in 2002. The majority of this increase is accounted for in the sale of the aforementioned commercial property acquired by BancTrust in lieu of foreclosure in 2002. Upon the sale of this property in December of 2003, BancTrust realized a gain of $1,194,000, thereby accounting for substantially all of the increase in gains of sales of other real estate owned.

Net securities gains increased in 2003, to $1,069,000 from $762,000 in 2002. While market rates of interest continued to decline in 2003, the market value of fixed income debt securities increased. As a result, BancTrust was able to realize more gains on sales of these securities in 2003, as it sought to implement investment strategies designed to mitigate the negative impact declining interest rates and low loan demand were having on interest margins.

Trust department income increased to $830,000 in 2003 from $650,000 in 2002. BancTrust began a proactive process of soliciting new trust clients in 2002 in several of its markets. 2003 was the first billable year of service for many of the trust clients BancTrust attracted in 2002. Management believes that this is the primary contributing factor to the increase in trust department income between 2002 and 2003. BancTrust continues to solicit new trust business and anticipates that to the extent new trust clients are registered, fee income from trust services will continue to trend positively.

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

BancTrust realized $201,000 of noninterest income from the operating revenues of a commercial real estate property it assumed control of in August of 2002. The property, which is included in other real estate, was acquired as a result of having been pledged as collateral on a defaulted commercial real estate loan. Also, earnings on life insurance policies owned by BancTrust totaled $459,000 in 2002, compared to $119,000 in 2001. 2002 was the first full twelve-month period in which BancTrust owned these policies, thereby generating noninterest income not earned in 2001.

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

2003 versus 2002

In 2003, noninterest expense totaled $25,592,000 compared to $24,856,000 in 2002. Increases in expenses associated with pensions and other employee benefits, as well as occupancy and premises were the primary factors in the overall increase in noninterest expense. Salaries and wages, as well as other noninterest expenses decrease in 2003 compared to 2002.

Pensions and other employee benefits expense increase in 2003 to $2,018,000 from $1,525,000 in 2002. BancTrust realized $859,000 of expense associated with its defined benefits pension plan in 2003, compared to $621,000 in 2002. Also, BancTrust realized $128,000 of expenses associated with a non qualified executive supplemental retirement plan in 2003, compared to $36,000 realized in 2002. These increases were the primary contributing factors to the overall increase in pensions and other employee benefits expense. See Note 12 to Consolidated Financial Statements incorporated in Item 15.-”Exhibits, Financial Statement Schedules and Reports on Form 8-K” for further information on employee benefit plans.

Occupancy and premises expense increased in 2003 to $5,091,000 from $4,435,000 in 2002. Increases in depreciation expense, facilities upkeep and maintenance contributed to the overall increase, as did expenses associated with communications and data network upgrades. Management anticipates that these upgrades will result in future cost savings and avoidance sufficient to justify the expenses incurred in their implementation.

Salaries and wages expense declined $233,000 in 2003 to $11,462,000 from $11,695,000 in 2002. The primary cause for this decline is that BancTrust employed fewer people in 2003 than it did in 2002. At December 31, 2003 BancTrust employed 310 people compared to 333 people at December 31, 2002.

Other noninterest expense declined $181,000 in 2003 to $7,021,000, from $7,202,000 in 2002. The primary cause for this decline was that BancTrust realized $142,000 of expense in 2003 associated with the retirement of a former senior executive, compare to $384,000 of expense realized in 2002 for the retirement of the same executive.

2002 versus 2001

Noninterest expense totaled $24,856,000 in 2002, compared to 23,933,000 in 2001. This represents a $923,000 increase over 2001, or 3.9%. Salaries and employee benefits increased $397,000 in 2002 to $11,695,000 from $11,298,000 in 2001. Routine salary increases, combined with a 29% increase in expenses associated with BancTrust’s defined benefits pension plan, accounted for the majority of the aforementioned increase in salaries and employee benefits. Premises and equipment expense increased in 2002 to $4,435,000, from $4,264,000 in 2001. Expenses associated with service maintenance arrangements BancTrust has with equipment vendors increased in 2002 and were the primary cause of the increase in premises and equipment expense. Other noninterest expense totaled $7,202,000 in 2002, compared to $6,528,000 in 2001. Expenses associated with the retirement of BancTrust’s former Chief Executive Officer in the amount of $382,000, accounted for the majority of this increase between the two periods. Also, BancTrust did not realize any amortization expense associated with goodwill. In 2001, BancTrust realized goodwill amortization expense of $338,000. See Note 7 to Consolidated Financial Statements incorporated in item 15. – “Exhibits, Financial Statement Schedules and Reports on Form 8-K” for further information regarding goodwill amortization.

Amortization of goodwill and core deposits is included in other noninterest expense. Amortization of goodwill and core deposits decreased from $728,000 for 2000 to $645,000 for 2001. BancTrust has ceased to amortize goodwill, beginning January 1, 2002. See Note 7 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits, Financial Statement Schedules and Reports on Form 8-K” for further discussion about the termination of goodwill amortization.

Income Taxes

BancTrust participates in several low-income housing projects, which provide tax credits, and invests in certain nontaxable obligations of states and political subdivisions, thus reducing its effective tax rate. Also, BancTrust owns life insurance policies on certain employees, the earnings of which are not taxable, thus further reducing its effective tax rate. See Note 11 to Consolidated Financial Statements incorporated in Item 15.-”Exhibits, Financial Statement Schedules and Reports on Form 8-K”.

2003 versus 2002

Net income before the provision for income tax totaled $7,302,000 and $7,372,000 respectively for the years ended December 31, 2003 and 2002. For each of the years 2003 and 2002, the provision for income tax totaled $1,965,000 and $2,235,000, respectively. The effective income tax rates for BancTrust in 2003 and 2002 were 26.9% and 30.3%, respectively.

2002 versus 2001

Net income before the provision for income tax totaled $7,372,000 and $8,745,000 respectively for the years ended December 31, 2002 and 2001. For each of the years 2002 and 2001, the provision for income tax totaled $2,235,000 and $2,534,000 respectively. The effective income tax rates for BancTrust in 2002 and 2001, were 30.3% and 29.0%, respectively.

Interest Rate Risk

The profitability of most financial institutions, including BancTrust, is greatly dependent on net interest income. Given this, management believes changes in interest rates impact BancTrust’s profitability to a greater extent than the effects of general inflation levels. Interest rates do not always move with the same magnitude, or in the same direction as inflation. When interest-earning assets are repricing to market rate levels at a different pace than interest-bearing liabilities, net interest income is affected either positively or negatively, depending on the direction market rates are moving. When interest rates are volatile, liquidity and maturity of BancTrust’s assets and liabilities is crucial in maintaining desired performance levels. Interest rates are highly sensitive to many factors, including Federal Reserve monetary policies and domestic and international political conditions such as inflation, recession, unemployment, money supply, government borrowing and other factors beyond management’s control may also affect interest rates. Management is unable to predict the future of interest rate movements; therefore, management attempts to strike a relative balance between rate sensitive assets and liabilities. This strategy is designed to protect BancTrust’s profitability against radical shifts in interest rate levels. Management believes the current relationship between rate sensitive assets and rate sensitive liabilities is well matched, indicating a minimal exposure to interest-rate risk. The table below presents a quantitative expression of interest-rate risk.

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

THE PEOPLES BANCTRUST COMPANY, INC.

INTEREST RATE SENSITIVITY POSITION

December 31, 2003

	Expected Maturity / Repricing Time Frame
	Less than three months	Between three months and one year	Between one year and five years	Between five years and ten years	Beyond ten years	Total
	(Dollars in thousands)
ASSETS:
Earning assets:
Loans	$225,998	$89,048	$118,725	$19,133	$9,433	$462,337
Securities	29,619	18,379	142,540	33,592	1,005	225,135
Interest-bearing deposits in other banks	28,178					28,178
Securities purchased under agreements to resell	2,048					2,048

Total interest-earning assets	$285,843	$107,427	$261,265	$52,725	$10,438	$717,698

LIABILITIES:
Interest-bearing liabilities:
Demand deposits	$—	$2,104	$68,035	$17,535	$—	$87,674
Savings and money market deposits	5,465	56,670	91,682	7,703	—	161,520
Time deposits	130,571	136,498	53,106	134	—	320,309
Securities sold under agreements to repurchase	1,816					1,816
FHLB borrowings	23,516	4,074	10,918	13,661	2,705	54,874

Total interest-bearing liabilities	$161,368	$199,346	$223,741	$39,033	$2,705	$626,193

Period gap	$124,475	$(91,919)	$37,524	$13,692	$7,733	$91,505
Cumulative gap	$124,475	$32,556	$70,079	$83,771	$91,504
Ratio of cumulative gap to total earning assets	17.34%	4.54%	9.76%	11.67%	12.75%

On December 31, 2003, BancTrust had a positive cumulative one-year gap position of $32,556,000, indicating that while $393,270,000 in assets could reprice during 2004, $360,714,000 in liabilities could reprice in the same time frame. The above table reflects a positive cumulative gap position in all maturity classifications. A positive cumulative gap position implies that interest earning assets (loans and securities) will reprice at a faster pace than interest-bearing liabilities (deposits and debt). In a rising rate environment, this position will generally have a positive effect on earnings, while in a falling rate environment this position will generally have a negative effect on earnings. Other factors, however, including the speed at which assets and liabilities reprice in response to changes in market rates and the interplay of competitive factors, can also influence the overall impact on net income of changes in interest rates. The actual interest rate sensitivity of BancTrust’s assets and liabilities could vary significantly from the information set forth in the above table due to market conditions and other factors.

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

The following table illustrates the results of simulation analysis used by BancTrust to determine the extent to which market risk would have affected the net interest margin if prevailing interest rates differed from actual rates during 2003 and 2002. Because of the inherent use of estimates and assumptions in the simulation model used to derive this information, the actual results for 2003 and 2002 and the future impact of market risk on BancTrust’s net interest margin may differ from those found in the table.

2003	Change in Prevailing Interest Rates	Net Interest Income Amount (in thousands)	Change from 2003 Net Interest Income Amount (in thousands)	% Change
	+200	29,183	2,356	8.78%
	+100	27,959	1,132	4.22%
	0	26,827	—	0.00%
	-100	26,118	(709)	-2.64%
	-200	23,752	(3,075)	-11.46%

2002	Change in Prevailing Interest Rates	Net Interest Income Amount (in thousands)	Change from 2002 Net Interest Income Amount (in thousands)	% Change
	+200	31,617	2,073	7.02%
	+100	30,638	1,094	3.70%
	0	29,544	—	0.00%
	-100	29,907	363	1.23%
	-200	27,655	(1,889)	-6.39%

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

See Item 7.-“Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

SELECTED QUARTERLY FINANCIAL DATA 2003 - 2002

(Dollars in thousands, except for per share amounts)

	2003				2002
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Net interest income	$6,690	$6,473	$6,562	$7,102	$7,460	$7,641	$7,273	$7,170
Provision for loan losses	1,018	2,280	876	1,532	1,152	4,375	870	807
Income before income tax	2,681	337	1,998	2,286	2,869	(597)	2,648	2,452
Provision for income tax	577	102	623	662	875	(196)	808	748
Net income	2,104	235	1,375	1,624	1,994	(401)	1,840	1,704
Net income per share (basic and diluted)	$0.38	$0.04	$0.25	$0.29	$0.35	$(0.07)	$0.33	$0.31
Cash dividends declared per share	0.11	0.11	0.11	0.11	0.11	0.11	0.11	0.10

Total Assets	$778,302	$785,792	$767,342	$759,417	$740,261	$734,024	$715,574	$707,855

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

BancTrust maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decision making regarding required disclosure. The Company, under the supervision and participation of its management, including the Company’s Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by the report pursuant to the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this annual report has been accumulated and communicated to them in a manner appropriate to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2003, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of BancTrust is omitted from this Report as BancTrust intends to file a definitive proxy statement not later than 120 days after December 31, 2003, and the information to be included therein is incorporated herein by reference.

Information regarding the executive officers of BancTrust is included under separate caption in Part I of this Form 10-K.

Item 405 of Regulation S-K disclosure is omitted from this Report as BancTrust will file a definitive proxy statement dated not later than 120 days after December 31, 2003, and the Item 405 disclosure to be included therein is incorporated herein by reference.

BancTrust has adopted a code of ethics that applies to all directors and employees, including without exception, the principal executive officer, principal financial officer, principal accounting officer and/or controller, or persons performing similar functions. The code of ethics is attached as Exhibit 14 to this Form 10-K. It is also posted on BancTrust’s internet website, located at http://www.peoplesbt.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is omitted from this Report as BancTrust will file a definitive proxy statement dated not later than 120 days after December 31, 2003 and the information to be included therein is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is omitted from this Report as BancTrust will file a definitive proxy statement dated not later than 120 after December 31, 2003, and the information to be included therein is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is omitted from this Report as BancTrust will file a definitive proxy statement dated not later than 120 days after December 31, 2003, and the information to be included therein is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is omitted from the Report as BancTrust will file a definitive proxy statement dated not later than 120 days after December 31, 2003, and the information to be included therein is incorporated herein by reference.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of BancTrust included herein (beginning on page F-1), are as follows.

1.	Report of Independent Auditors.	F-1

2.	Consolidated Balance Sheets - December 31, 2003 and 2002.	F-2

3.	Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001.	F-3

4.	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2003, 2002 and 2001.	F-4

5.	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001.	F-5

6.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.	F-6

7.	Notes to Consolidated Financial Statements.	F-7

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

Exhibit No. 10.1. Stock Option Plans

(i)	1992 Stock Option Plan - Incorporated herein by reference to Exhibit 10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.

(ii)	1999 Stock Option Plan – Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-77109).

Exhibit No. 10.2. Executive Supplemental Retirement Plans

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

Exhibit No. 10.3. Agreement with Richard P. Morthland – Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated December 17, 2002.

Exhibit No. 14. Code of Ethics

Exhibit No. 21. Subsidiaries of the Registrant

A list of subsidiaries of the Registrant is included as an exhibit to this Report.

Exhibit No. 23. Consent of PricewaterhouseCoopers LLP

Exhibit No. 31.1. Certification of Principal Executive Officer pursuant to Exchange Act Rule 12a – 14(a) or 15d – 14(a).

Exhibit No. 31.2. Certification of Principal Financial Officer pursuant to Exchange Act Rule 12a – 14(a) or 15d – 14(a).

Exhibit No. 32.1. Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

Exhibit No. 32.1. Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

(b) Reports on Form 8-K

Current report on Form 8-K dated February 17, 2004, reporting under Item 12, results of operations and financial condition of the Registrant as of and for the years ended December 31, 2003 and 2002.

(c) Exhibits to this Form 10-K are attached or incorporated by reference as stated above.

(d) None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

THE PEOPLES BANCTRUST COMPANY, INC.
(Registrant)

Date: March 29, 2003	By:	/s/ Elam P. Holley, Jr.

Elam P. Holley, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

DATE: SIGNATURE AND TITLE:

/s/ Ted M. Henry	March 29, 2003

Ted M. Henry Chairman of the Board of Directors

/s/ Elam P. Holley, Jr.	March 29, 2003

President and Chief Executive Officer

/s/ Andrew C. Bearden, Jr.	March 29, 2003

Andrew C. Bearden, Jr. Executive Vice President and Chief Financial Officer

/s/ Thomas P. Wilbourne	March 29, 2003

Thomas P. Wilbourne Vice President and Controller (Principal Accounting Officer)

/s/ Clyde B. Cox, Jr.	March 29, 2003

Clyde B. Cox, Jr. Director

/s/ John Crear	March 29, 2003

John Crear Director

/s/ Harry W. Gamble, Jr.	March 29, 2003

Harry W. Gamble, Jr. Director

/s/ Edith M. Jones	March 29, 2003

Edith M. Jones Director

/s/ Thomas E. Newton	March 29, 2003

Thomas E. Newton Director

/s/ David Y. Pearce	March 29, 2003

David Y. Pearce Director

/s/ Julius E. Talton, Jr.	March 29, 2003

Julius E. Talton, Jr. Director

/s/ Daniel P. Wilbanks	March 29, 2003

Daniel P. Wilbanks Director

The Peoples BancTrust Company, Inc. and Subsidiary

Consolidated Financial Statements

As of December 31, 2003 and 2002 and

For Each of the Three Years Ended December 31, 2003

Report of Independent Auditors

To the Board of Directors

The Peoples BancTrust Company, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of The Peoples BancTrust Company, Inc. and its subsidiary (the Company) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

February 27, 2004

The Peoples BancTrust Company, Inc. and Subsidiary

Consolidated Balance Sheets

December 31, 2003 and 2002

	2003	2002
Assets
Cash and due from banks	$57,433,194	$28,525,608
Federal funds sold and securities purchased under agreements to resell	2,048,000	9,057,000
Available-for-sale securities	225,134,664	163,206,525
Loans, net of unearned discount	461,404,660	499,257,952
Allowance for loan losses	(11,994,862)	(10,256,805)

Loans, net	449,409,798	489,001,147
Bank premises and equipment, net	17,093,293	15,508,431
Other real estate, net	2,395,302	7,120,117
Interest receivable	3,484,219	4,131,865
Goodwill	6,203,223	6,203,223
Other intangible assets, net	884,777	1,166,164
Deferred income taxes	3,376,635	1,999,118
Other assets	11,118,347	14,341,803

Total assets	$778,581,452	$740,261,001

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand - noninterest bearing	$74,254,186	$67,205,387
Demand - interest bearing	210,547,676	181,554,595
Savings	38,645,889	38,006,138
Time	320,308,961	310,205,663

Total deposits	643,756,712	596,971,783
Federal funds purchased and securities sold under agreements to repurchase	1,816,000	2,007,000
FHLB and other borrowed funds (Note 10)	54,874,496	65,470,983
Interest payable	1,514,169	1,924,088
Dividends payable	5,653	33,353
Income taxes payable	830,661	84,770
Other liabilities	3,004,817	2,587,646

Total liabilities	705,802,508	669,079,623
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $.10 par value; 9,000,000 shares authorized; 5,564,782 and 5,562,802 shares issued at December 31, 2003 and 2002, respectively	556,478	556,280
Additional paid-in capital	11,144,938	11,145,133
Accumulated other comprehensive income, net of tax	643,339	1,935,662
Retained earnings	60,434,189	57,544,303

Total stockholders’ equity	72,778,944	71,181,378

Total liabilities and stockholders’ equity	$778,581,452	$740,261,001

The accompanying notes are an integral part of these financial statements.

The Peoples BancTrust Company, Inc. and Subsidiary

Consolidated Statements of Income

Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Interest income
Interest and fees on loans and bankers acceptances	$32,117,459	$35,979,548	$42,656,573
Interest and dividends on investment securities
U.S. Government securities	2,811,771	2,502,475	4,194,113
Obligations of state and political subdivisions and industrial development bonds
Nontaxable	63,272	146,346	53,279
Taxable	85,072	95,538	14,293
Other securities and interest-bearing deposits	3,477,574	5,116,792	3,528,734
Interest on federal funds sold and securities purchased under agreements to resell	244,333	125,222	757,641

Total interest income	38,799,481	43,965,921	51,204,633

Interest expense
Interest on deposits	9,538,964	11,176,184	20,188,618
Interest on federal funds purchased, securities sold under agreements to repurchase, and FHLB borrowings	2,433,227	3,245,535	3,616,038

Total interest expense	11,972,191	14,421,719	23,804,656

Net interest income	26,827,290	29,544,202	27,399,977
Provision for loan losses	5,705,915	7,203,743	3,463,430

Net interest income after provision for loan losses	21,121,375	22,340,459	23,936,547

Noninterest income
Trust department income	829,830	650,003	450,538
Service charges on deposit accounts	5,219,084	5,397,708	5,315,497
Net securities gains	1,068,698	762,132	835,568
Gains on sales of other real estate owned	1,258,820	109,053	19,070
Other	3,396,009	2,969,036	2,120,835

Total noninterest income	11,772,441	9,887,932	8,741,508

Noninterest expenses
Salaries and wages	11,461,721	11,694,678	11,297,507
Pensions and other employee benefits	2,018,049	1,524,584	1,843,207
Occupancy and furniture and equipment expenses	5,091,275	4,435,040	4,263,985
Other operating expenses	7,020,552	7,201,853	6,528,270

Total noninterest expenses	25,591,597	24,856,155	23,932,969

Income before provision for income taxes	7,302,219	7,372,236	8,745,086
Provision for income taxes	1,964,700	2,235,065	2,534,330

Net income	$5,337,519	$5,137,171	$6,210,756

Earnings per share (Note 15)
Basic net income per share	$.96	$.92	$1.10

Diluted net income per share	$.96	$.92	$1.10

Basic weighted average number of shares outstanding	5,562,867	5,562,784	5,634,674

Diluted weighted average number of shares outstanding	5,587,802	5,577,986	5,641,964

The accompanying notes are an integral part of these financial statements.

The Peoples BancTrust Company, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Net income	$5,337,519	$5,137,171	$6,210,756
Other comprehensive income
Unrealized (losses) gains on securities available for sale during the period	(979,357)	2,805,281	2,262,205
Less: reclassification adjustment for net gains included in net income	1,068,698	762,132	835,568

	(2,048,055)	2,043,149	1,426,637
Income tax benefit (provision) related to items of other comprehensive income	755,732	(755,965)	(527,856)

Other comprehensive (loss) income, net of tax	(1,292,323)	1,287,184	898,781

Comprehensive income, net of tax	$4,045,196	$6,424,355	$7,109,537

The accompanying notes are an integral part of these financial statements.

The Peoples BancTrust Company, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholder’s Equity

Years Ended December 31, 2003, 2002, and 2001

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss) Net of Tax	Retained Earnings	Treasury Stock	Total
Balances, December 31, 2000	$514,814	$5,651,560	$(250,303)	$57,580,993		$63,497,064
Net income				6,210,756		6,210,756
Change in unrealized gains (losses),
net of income taxes			898,781			898,781
Cash dividends declared ($.40 per share)				(2,194,148)		(2,194,148)
Common stock dividend declared (10%)	51,464	6,741,864		(6,798,472)		(5,144)
Treasury stock purchase					$(1,258,500)	(1,258,500)
Retirement of treasury stock	(10,000)	(1,248,500)			1,258,500	—

Balances, December 31, 2001	556,278	11,144,924	648,478	54,799,129	—	67,148,809
Net income				5,137,171		5,137,171
Change in unrealized gains (losses),
net of income taxes			1,287,184			1,287,184
Cash dividends declared ($.43 per share)				(2,391,997)		(2,391,997)
Common stock issued	2	209				211

Balances, December 31, 2002	556,280	11,145,133	1,935,662	57,544,303	—	71,181,378
Net income				5,337,519		5,337,519
Common stock retired	(726)	(115,434)				(116,160)
Change in unrealized gains (losses),
net of income taxes			(1,292,323)			(1,292,323)
Cash dividends declared ($.43 per share)				(2,447,633)		(2,447,633)
Common stock issued	924	115,239				116,163

Balances, December 31, 2003	$556,478	$11,144,938	$643,339	$60,434,189	$—	$72,778,944

The accompanying notes are an integral part of these financial statements.

The Peoples BancTrust Company, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Cash flows from operating activities
Net income	$5,337,519	$5,137,171	$6,210,756
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	5,705,915	7,203,743	3,463,430
Depreciation, amortization, and accretion	3,324,925	3,171,966	3,168,652
Decrease in unearned discount	(224,398)	(367,643)	(514,011)
Deferred income taxes, net	(470,161)	(1,320,170)	(923,448)
Gain on sales of other real estate	(1,258,820)	(109,053)	(19,070)
Gain on sales of securities	(1,068,698)	(762,132)	(835,568)
Write down of other real estate and equipment	37,001	46,480	39,095
Decrease (increase) in assets
Interest receivable	647,646	652,525	1,344,775
Other assets	3,223,456	(2,168,128)	(7,551,334)
(Decrease) increase in liabilities
Interest payable	(409,919)	(1,077,356)	(1,187,420)
Income taxes payable	413,478	(124,691)	(911,766)
Other liabilities	470,364	237,325	(322,330)

Net cash provided by operating activities	15,728,308	10,520,037	1,961,761

Cash flows from investing activities
Proceeds from sales of available-for-sale securities	78,170,073	91,807,044	56,891,857
Proceeds from maturities and calls of available for sale securities	82,307,067	58,037,952	69,325,000
Purchase of available-for-sale securities	(223,879,206)	(160,429,892)	(142,322,706)
Net decrease (increase) in loans	32,032,718	(43,365,031)	4,319,988
Purchases of bank premises and equipment	(4,006,231)	(1,372,702)	(1,697,685)
Proceeds from sale of other real estate and equipment	8,023,748	2,149,257	475,997

Net cash used in investing activities	(27,351,831)	(53,173,372)	(13,007,549)

Cash flows from financing activities
Net increase in deposits	46,784,929	34,713,786	26,071,790
(Decrease) increase in short-term borrowings	(10,787,487)	8,778,275	(4,252,466)
Dividends paid	(2,475,333)	(2,398,059)	(2,222,879)
Purchase of treasury stock	—	—	(1,258,500)

Net cash provided by financing activities	33,522,109	41,094,002	18,337,945

Increase (decrease) in cash and cash equivalents	21,898,586	(1,559,333)	7,292,157
Cash and cash equivalents
Beginning of year	37,582,608	39,141,941	31,849,784

End of year	$59,481,194	$37,582,608	$39,141,941

Supplemental disclosure of cash flow information
Cash paid during the year for
Interest	$11,562,272	$15,499,075	$24,992,076

Income taxes	$1,855,000	$3,679,926	$4,369,544

Non-cash investing activities
Transfer of loans to other real estate	$2,077,114	$7,161,515	$1,822,790

The accompanying notes are an integral part of these financial statements.

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

1.	Significant Accounting Policies

Basis of Consolidation

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

At December 31, 2003 and 2002, the Company classified all securities as available-for-sale as part of an asset and liability strategy to maximize the flexibility of its investment portfolio.

Realized and unrealized gains and losses are based on the specific identification method.

Loans

Loans are stated at face value, net of unearned discount and the allowance for loan losses. Unearned discounts on installment loans are recognized as income over the terms of the loans by the interest method. Interest on other loans is credited to operations based on the principal amount outstanding.

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

Nonrefundable fees and costs associated with originating or acquiring loans are recognized by the interest method as a yield adjustment over the life of the corresponding loan.

Allowance for Loan Losses

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

At December 31, 2003 and 2002, the recorded investment in loans for which impairment has been recognized totaled approximately $15,312,000 and $7,821,000, respectively. These loans had a corresponding valuation allowance of approximately $1,486,000 at December 31, 2003 and $1,897,000 at December 31, 2002. The impaired loans were measured for impairment using the fair value of the collateral, as substantially all of these loans were collateral dependent. The average recorded investment in impaired loans during 2003 and 2002 was approximately $10,479,000 and $9,833,000, respectively. The Company recognized approximately $554,000 and $305,000 of interest on impaired loans during 2003 and 2002, respectively.

The Company uses several factors in determining if a loan is impaired. Internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payment status, borrowers’ financial data, and borrowers’ operating factors such as cash flows and operating income or loss.

Management’s periodic evaluation of the adequacy of the allowance also considers unimpaired loans and takes into consideration the Bank’s loan loss experience for pools of homogeneous loans, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, and current economic conditions. While management believes that it has established the allowance in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Bank’s regulators or its economic environment will not require further increases in the allowance.

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

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

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

Other Real Estate

Other real estate is stated at the lower of the appraised value, less estimated costs to sell the property, or outstanding loan balance at the time of foreclosure. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income are included in other expenses.

Goodwill and Other Intangible Assets

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

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

Income Taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, SFAS No. 123 allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company has elected to continue to measure compensation cost for its stock option plans under the provisions in APB Opinion 25 and has calculated the fair value of outstanding options for purposes of pro forma disclosure utilizing the Black-Scholes option-pricing model.

The majority of the Company’s options granted in 2003, 2002 and 2001 vest ratably over a period of two years; therefore, for purposes of pro forma disclosures, the compensation expense related to these options has been allocated over the vesting period.

The Company’s actual and pro forma information follows:

	Year Ended December 31
	2003	2002	2001
Net income
As reported	$5,337,519	$5,137,171	$6,210,756
Deducts: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(141,532)	(177,317)	(128,568)

Pro forma net income	$5,195,987	$4,959,854	$6,082,188

Basic earnings per share
As reported	$.96	$.92	$1.10
Pro forma	$.93	$.89	$1.08

Diluted earnings per share
As reported	$.96	$.92	$1.10
Pro forma	$.93	$.89	$1.08

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for options granted in 2003, 2002, and 2001, respectively: dividend yield of 2.75 percent, 3.39 percent, and 3.32 percent; expected volatility of 41.32 percent, 43.6 percent, and 36.6 percent; risk-free interest rate of 3.55 percent, 2.36 percent, and 3.57 percent; and expected life of 6.45 years, 4.11 years, and 3.79 years. The weighted average fair value of options granted during 2003, 2002, and 2001 was $6.78, $4.97, and $3.89, respectively.

Advertising Costs

Advertising costs are expensed as incurred.

Cash and Cash Equivalents

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

Derivative instruments that are used as part of the Company’s interest-rate risk-management strategy consist primarily of interest-rate swaps. Interest-rate swaps generally involve the exchange of fixed-rate and variable-rate interest payments between two parties, based on a notional principal amount, interest rate index and maturity date. The Company is exposed to credit and market risk by using derivative instruments. If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in a derivative. The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high quality counterparties. Market risk is the adverse effect that a change in interest rates, or implied volatility rates has on the value of a financial instrument. The Company manages the market risk by using derivatives for hedging purposes, and then monitoring the effectiveness of the hedges.

Reclassifications

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

Recently Issued Accounting Standards

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. (See Note 17, Financial Instruments with Off-Balance-Sheet Risk, and Note 18, Fair Value of Financial Instruments, in the Notes to Consolidated Financial Statements, for additional discussion of the Company’s financial guarantees as of December 31, 2003.) The initial adoption of this standard did not have an impact on the financial condition or results of operations. The provisions of this standard did not have a material impact on operations of the Company.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. Disclosures required by this standard are in Note 1, Summary of Significant Accounting Policies—Stock Based Compensation, in the Notes to Consolidated Financial Statements. The transition rules of this standard are not applicable since the Company continues to account for stock-based compensation under the guidance of APB Opinion 25. See Note 19, Stock Option Plan, in the Notes to Consolidated Financial Statements, for further discussion of the Company’s stock based plans.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 defines a variable interest entity (“VIE”) as a corporation, partnership, trust, or any other legal structure used for business purposes that has: (a) an insufficient amount of equity to permit the entity to finance its activities, without additional subordinated financial support from other parties; or (b) a group of equity holders that lack the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights; or (c) a group of equity holders who are not obligated to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity. FIN 46 requires a VIE to be consolidated by an investor company if the investor company, regardless of voting interests, is subject to a majority (greater than 50 percent) of the risk of the expected losses from the VIE’s activities or entitled to receive a majority (greater than 50 percent) of the VIE’s expected losses from the VIE’s activities or entitled to receive a majority (greater than 50 percent) of the VIE’s expected residual returns or both. Prior to FIN 46, a partially-owned entity was only consolidated into the investor company’s consolidated financial statements if it was controlled by the investor company through voting interests.

In December 2003, the FASB issued a revision of FIN 46. The Revised Interpretation codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions (FSPs) and supercedes the original Interpretation to include: (1) deferring the effective

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

date of the Interpretation’s provisions for certain variable interests, (2) providing additional scope exceptions for certain other variable interests, (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider (a) whether an entity is a VIE or (b) which party is the primary beneficiary of a VIE, and (4) revising Appendix B of the Interpretation to provide additional guidance on what constitutes a variable interest. The revised Interpretation is effective for financial statements of periods ending after March 15, 2004. Entities which previously adopted the provisions of the original Interpretation have the option of continuing to apply those provisions until the effective date of the Revised Interpretation or applying the provisions of the Revised Interpretation at an earlier date. The provisions of the Revised Interpretation will not change the accounting treatment applicable to the Company under the provisions of the original Interpretation.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. In addition, the provisions of the statement, with certain exceptions, were required to be applied prospectively. The initial implementation of the Statement did not have a material affect on the Company’s consolidated financial position or consolidated results of operations and management does not anticipate any such impact in the future.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement provides new rules on the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. Such financial instruments include mandatorily redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets, or obligations that can be settled with shares, the monetary value of which is fixed. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. The initial implementation of the Statement did not have a material affect on the Company’s consolidated financial position or consolidated results of operations and management does not anticipate any such impact in the future.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pension and Postretirement Benefits. This statement requires additional disclosures about the assets, obligations, and cash flows of defined benefit pension and postretirement plans, as well as the expense recorded for such plans. As of December 31, 2003, the Company had disclosed the required elements related to its defined benefit pension plans in Note 12 to these consolidated financial statements.

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The changes required by this SOP are not expected to have a material impact on results of operations, financial position, or liquidity of the Company.

2.	Restricted Cash Balances

Aggregate reserves in the form of deposits with the Federal Reserve Bank of approximately $12,433,000 and $10,797,000 were maintained to satisfy federal regulatory requirements at December 31, 2003 and 2002, respectively.

3.	Capital and Preferred Stock

The Company declared a 10 percent stock dividend in 2001. The dividends were payable on June 15, 2001 to stockholders of record on June 7, 2001. Basic and diluted earnings per share have been restated for all periods presented to reflect the stock dividends. Stock options have also been restated to reflect the stock dividends.

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.10 per share, which have been designated as Non-cumulative Non-voting Directors’ Preferred Stock, Series A. No preferred stock is outstanding at either December 31, 2003 or 2002.

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

4.	Securities

The amortized cost and approximate market values of available-for-sale securities at December 31, 2003 and 2002 are as follows:

	2003
Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U. S. Treasury securities	$3,018,259	$32,054	$—	$3,050,313
Obligations of other U.S. government agencies and corporations	117,571,353	1,129,493	(413,430)	118,287,416
Obligations of state and political subdivisions	1,903,686	53,905	—	1,957,591
Mortgage backed securities	81,340,175	178,498	(146,854)	81,371,819
Corporate and other securities	20,288,826	178,699	—	20,467,525

	$224,122,299	$1,572,649	$(560,284)	$225,134,664

	2002
Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U. S. Treasury securities	$1,005,720	$5,045		$1,010,765
Obligations of other U.S. government agencies and corporations	54,852,344	981,690	$(2,189)	55,831,845
Obligations of state and political subdivisions	6,555,396	212,179	(1,007)	6,766,568
Mortgage backed securities	76,639,813	1,822,772	(45,820)	78,416,765
Corporate and other securities	21,220,431	365,611	(405,460)	21,180,582

	$160,273,704	$3,387,297	$(454,476)	$163,206,525

The amortized cost and approximate market value of available-for-sale securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

	Available-for-Sale Securities
	Cost	Market Value
Due in one year or less	$7,642,005	$7,684,016
Due after one year through five years	112,026,863	112,258,773
Due after five years through ten years	13,972,465	14,049,206
Due after ten years	250,000	275,855
Mortgage backed securities	80,914,670	81,371,819
Equity securities	9,316,296	9,494,995

	$224,122,299	$225,134,664

Included within corporate and other securities are $772,249 and $1,753,970 in marketable equity securities at December 31, 2003 and 2002, respectively. Also included within corporate and other securities are $2,717,300 and $3,426,500 of Federal Home Loan Bank stock at December 31, 2003 and 2002, respectively, and $635,400 of Federal Reserve Bank stock at both December 31, 2003 and 2002.

The following table reflects BancTrust’s investments’ gross unrealized losses and market value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003.

	Less Than 12 Months		12 Months or More		Total
Type	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U. S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of other U.S. government agencies and corporations	118,287,417	(413,430)	—	—	118,287,417	(413,430)
Obligations of state and political subdivisions	—	—	—	—	—	—
Mortgage backed securities	81,371,819	(146,854)			81,371,819	(146,854)
Corporate and other securities	—	—	—	—	—	—

Total temporarily impaired securities	$199,659,236	$(560,284)	$—	$—	$199,659,236	$(560,284)

The securities above consist of government agency debentures and mortgage-backed securities. Because of the creditworthiness of the issuers and because the future direction of interest rates is unknown, the impairments are deemed to be temporary.

Gross gains of $1,207,961, $785,614, and $843,763, and gross losses of $139,263, $23,482, and $8,195 were realized on the sales of debt securities for 2003, 2002, and 2001, respectively.

Securities with a par value of approximately $146,205,000 and $127,341,000 were pledged as collateral for public funds deposits and repurchase agreements at December 31, 2003 and 2002, respectively.

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

5.	Loans

The major categories of loans at December 31, 2003 and 2002 are as follows:

	2003	2002
Commercial and industrial	$127,703,477	$147,232,908
Real estate mortgage	281,078,936	288,742,384
Personal	51,764,875	62,522,325
Overdrafts and credit line	1,790,167	1,917,528

	462,337,455	500,415,145
Unearned discount	932,795	1,157,193
Allowance for loan losses	11,994,862	10,256,805

	$449,409,798	$489,001,147

The Bank’s lending is concentrated throughout Dallas, Autauga, Butler, Bibb, Elmore, Shelby, Tallapoosa, Lee, and Tuscaloosa counties in Alabama; the repayment of these loans is, in part, dependent on the economic conditions in this region of the state. Management does not believe the loan portfolio contains concentrations of credit risk either geographically, or by borrower, which would expose the Bank to unacceptable amounts of risk. The above loans included agricultural loans totaling approximately $3,808,000 and $8,253,000 for 2003 and 2002, respectively. Management continually evaluates the potential risk in this segment of the portfolio in determining the adequacy of the allowance for possible loan losses.

The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, residential real estate and income-producing commercial properties. No additional credit risk exposure relating to outstanding loan balances exists beyond the amounts shown in the consolidated balance sheets as of December 31, 2003.

Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $14,128,000, $7,308,000, and $5,802,000 for 2003, 2002, and 2001, respectively. If these loans had been current throughout their terms, interest income would have increased approximately $554,000, $572,000, and $349,000 in 2003, 2002, and 2001, respectively.

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

Changes in the allowance for loan losses were as follows:

	2003	2002	2001
Balance, beginning of year	$10,256,805	$7,666,046	$6,071,754
Provision charged to operations	5,705,915	7,203,743	3,463,430
Loans charged off	(5,543,615)	(5,248,693)	(2,710,358)
Recoveries	1,575,757	635,709	841,220

Balance, end of year	$11,994,862	$10,256,805	$7,666,046

6.	Bank Premises and Equipment

Bank premises and equipment and accumulated depreciation at December 31, 2003 and 2002 are summarized as follows:

	2003	2002
Buildings	$16,383,104	$13,503,995
Furniture and equipment	14,396,109	14,915,601
Land improvements	585,541	471,155
Construction in progress	148,996	180,545

	31,513,750	29,071,296
Less accumulated depreciation	17,460,153	16,522,943

	14,053,597	12,548,353
Land	3,039,696	2,960,078

	$17,093,293	$15,508,431

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

7.	Goodwill and Other Intangible Assets

Upon adoption of SFAS 142 on January 1, 2002, the Company ceased amortizing its goodwill, which decreased noninterest expense and increased net income in 2002 as compared to 2001 and prior periods. The following table shows the pro forma effect of applying SFAS 142 to the 2002 and 2001 periods:

	2003		2002		2001
	Net Income	Earnings Per Share	Net Income	Earnings Per Share	Net Income	Earnings Per Share
Basic earnings per share
Net income/EPS	$5,337,519	$.96	$5,137,171	$.92	$6,210,756	$1.10
Add back goodwill amortization					223,085.04

	$5,337,519	$.96	$5,137,171	$.92	$6,433,841	$1.14

Diluted earnings per share
Net income/EPS	$5,337,519	$.96	$5,137,171	$.92	$6,210,756	$1.10
Add back goodwill amortization					223,085.04

Adjusted net income/EPS	$5,337,519	$.96	$5,137,171	$.92	$6,433,841	$1.14

The Company has amortizable finite-lived intangible assets capitalized on its balance sheet in the form of core deposits and other intangibles. Intangible assets (including goodwill) at December 31, 2003 and 2002 are as follows:

	As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposits	$2,871,712	$2,057,897	$813,815
Other	212,804	141,842	70,962

Total amortizable intangibles	$3,084,516	$2,199,739	$884,777

Non-amortizing goodwill	$8,136,833	$1,933,610	$6,203,223

	As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposits	$2,871,712	$1,861,856	$1,009,856
Other	212,804	56,496	156,308

Total amortizable intangibles	$3,084,516	$1,918,352	$1,166,164

Non-amortizing goodwill	$8,136,833	$1,933,610	$6,203,223

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

Amortization expense on finite-lived intangible assets totaled approximately $281,000, $232,000, and $318,000 for 2003, 2002, and 2001, respectively. Aggregate amortization expense of currently recorded core deposits and other intangibles is expected to be approximately $209,000 for the year ended December 31, 2004 and $207,000 for each of the years ended December 31, 2005 through December 31, 2007.

8.	Derivatives

During 2002, the Company entered into an interest rate swap in an effort to mitigate exposure to fluctuations in the fair market value of a fixed rate borrowing. Pursuant to the agreement, the Company will receive payment from its counterparty for interest it is being charged on a $12,000,000 loan from the Federal Home Loan Bank of Atlanta (FHLB), which bears an interest rate of 6.85 percent. In turn, on a specified day each calendar quarter, the Company will pay its counterparty an amount equal to the one month London Inter-Bank Offering Rate (LIBOR) plus 2.61 percent.

As allowed by SFAS 133, the interest rate swap qualifies for treatment under the short-cut method of accounting; therefore, fluctuations in the fair value of the interest rate swap will be fully offset by fluctuations in the fair value of the underlying debt and have no effect on the results of operations of the Company.

December 31, 2003
Derivative Type	Notional Amount	Fair Value	Liability Hedged
Interest rate swap	$12,000,000	$450,720	Fixed rate FHLB borrowing

9.	Deposits

Certificates of deposit of less than $100,000 totaled $152,114,563 at December 31, 2003, while certificates of deposit of $100,000 or more totaled $134,609,476. At December 31, 2003, the scheduled maturities of certificates of deposit were as follows:

2004	$236,602,993
2005	39,318,646
2006	7,350,201
2007	1,520,362
2008	1,797,452
Thereafter	134,385

$286,724,039

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

10.	Borrowed Funds

Borrowed funds are summarized as follows:

	2003	2002
FHLB borrowings	$54,016,961	$65,470,983
Securities sold under agreements to repurchase	1,816,000	2,007,000
Other	857,535	—

	$56,690,496	$67,477,983

The Company is a member of the Federal Home Loan Bank (FHLB). At December 31, 2003 and 2002, the Company had borrowings of $54,016,961 and $65,470,983, respectively, outstanding with $4,928,224 of additional borrowing capacity with the FHLB at December 31, 2003 based upon current collateral. FHLB has a blanket lien on the Company’s 1-4 family mortgage loans in the amount of the outstanding debt. These borrowings bear interest rates of 1.16 percent to 7.45 percent and mature from 2004 to 2018.

At December 31, 2003, borrowed funds, including the current portion, are scheduled to mature as follows:

2004	$11,816,000
2005	8,000,720
2006	135,578
2007	375,000
2008	4,953,214
Thereafter	31,409,984

$56,690,496

At December 31, 2003, the Company has unused lines of credit with unaffiliated financial institutions totaling approximately $49 million.

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

11.	Income Taxes

The Company and the Bank file a consolidated income tax return. The consolidated provision (benefit) for income taxes is as follows:

	Federal	State	Total
2003
Current	$2,458,723	$255,361	$2,714,084
Deferred	(693,362)	(56,022)	(749,384)

	$1,765,361	$199,339	$1,964,700

2002
Current	$3,176,867	$378,368	$3,555,235
Deferred	(1,160,309)	(159,861)	(1,320,170)

	$2,016,558	$218,507	$2,235,065

2001
Current	$3,194,017	$263,761	$3,457,778
Deferred	(797,760)	(125,688)	(923,448)

	$2,396,257	$138,073	$2,534,330

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 31 are as follows:

	2003	2002
Allowance for loan losses	$4,718,718	$3,917,032
Pension expense	569,995	608,364
Intangible assets	(234,364)	(293,476)
Bank premises and equipment	(1,060,497)	(1,079,125)
Investments	(347,832)	(261,903)
Unrealized (gain) loss on investment securities	(369,025)	(997,158)
Other	99,640	105,384

Deferred tax asset, net	$3,376,635	$1,999,118

The Company did not establish a valuation allowance related to the net deferred tax asset due to taxes paid within the carry-back period being sufficient to offset future deductions resulting from the reversal of these temporary differences.

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

The provision for income taxes is different from the amount computed by applying the federal income tax statutory rate to income before provision for income taxes. The reasons for this difference, as a percentage of pre-tax income, are as follows:

	2003	2002	2001
Federal income tax statutory rate	34.0%	34.0%	34.0%
Tax exempt income	(0.8)	(1.2)	(0.6)
Bank owned life insurance	(1.8)	(1.7)	(0.5)
Amortization of goodwill	—	—	1.3
State income taxes	1.8	1.7	1.0
Income tax credits	(6.2)	(6.1)	(5.4)
Other	0.1	3.6	(0.8)

Effective tax rate	27.1%	30.3%	29.0%

12.	Benefit Plans

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

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

The reconciliation of the beginning and ending balances of the projected benefit obligation and plan assets, as well as disclosure of the Pension Plan’s funded status for the year ended December 31, 2003 and 2002 is as follows:

	2003	2002
Change in benefit obligation
Benefit obligation, beginning of year	$9,450,221	$7,970,033
Service cost	645,757	575,258
Interest cost	631,473	572,355
Actuarial gain	531,247	668,295
Benefits paid	(286,343)	(279,195)
Expenses paid	(72,346)	(56,525)

Benefit obligation, end of year	$10,900,009	$9,450,221

Changes in plan assets
Fair value of plan assets, beginning of year	$5,854,227	$6,422,870
Actual return on plan assets	940,666	(573,063)
Employer contributions	963,993	340,140
Benefits paid	(286,343)	(279,195)
Expenses paid	(72,346)	(56,525)

Fair value of plan assets, end of year	$7,400,197	$5,854,227

Reconciliation of funded status
Projected benefit obligation	$(10,900,009)	$(9,450,221)
Plan assets at fair value	7,400,197	5,854,227

Funded status	(3,499,812)	(3,595,994)
Unrecognized net loss/(gain)	2,137,163	2,156,642
Unrecognized prior service costs	(181,554)	(209,476)

Accrued benefit liability at December 31	$(1,544,203)	$(1,648,828)

The accumulated benefit obligation for the plan was $8,611,897 and $7,290,955 at December 31, 2003 and 2002, respectively. The Company assesses its funded position quarterly.

	2003	2002
Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	6.30%	6.80%
Rate of compensation increase	5.00%	5.00%
Expected long-term return on assets	8.00%	8.00%

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

	2003	2002	2001
Primary assumptions used to actuarially determine net pension expense
Discount rate	6.80%	7.25%	7.50%
Expected long-term return on assets	8.00%	8.00%	8.00%
Compensation increase rate	5.00%	5.00%	5.00%

The components of net pension expense for the years ended December 31, 2003, 2002, and 2001 are as follows:

	2003	2002	2001
Components of net annual benefit cost
Service cost	$645,757	$575,258	$490,247
Interest cost	631,473	572,355	509,047
Expected return on assets	(488,591)	(498,731)	(488,934)
Prior service cost amortization	(27,922)	(27,922)	(27,922)
Net loss amortization	98,591	—	—

Net annual benefit cost	$859,308	$620,960	$482,438

The historical returns of asset categories as weighted by actual allocation produce an average return of 8.48 percent for the 15-year period ending December 31, 2003.

The Company’s estimates of future market returns by asset category are lower than actual long-term historical returns in order to generate a conservative forecast. Overall, the Company projected that the funds could achieve an 8.0 percent net return over time from the above asset allocation strategy.

The pension plan’s weighted-average asset allocations at December 31, 2003, and 2002, by asset category are as follows:

	Percentage of Plan Assets at December 31,
	2003	2002
Asset Category
Equity securities	58.00%	45.00%
Debt securities	37.00%	35.00%
Other	5.00%	20.00%

	100.00%	100.00%

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

At both December 31, 2003 and 2002, there were no shares of the Company’s common stock included in plan assets.

The pension plan seeks to grow the plan assets in relation to the benefit obligations to participants and beneficiaries, while prudently managing the risk of a decrease in the plan assets relative to those liabilities. The Plan Committee and the Investment Managers maintain the fund in compliance with all applicable laws governing the operation of pension plans, including ERISA and its fiduciary standards.

The assets of the Plan are invested in a broadly diversified portfolio that includes the following asset classes in the respective allocation levels:

	Minimum	Maximum
Equities	40%	60%
Fixed income	40%	60%
Cash	10%	50%

During 2001, the Company adopted a non-qualified Executive Supplemental Retirement Plan (the Executive Plan) and entered into agreements with certain executive officers under which the Company will make payments to the executives upon their retirement, or to the executives’ beneficiaries upon their death. The Executive Plan supplements the benefits payable to the executives under the Pension Plan, and is based upon the accumulated after-tax income from specified life insurance contracts. Cash values of the underlying life insurance contracts, of which the Company is the sole beneficiary, were approximately $1,571,000 and $1,493,000 at December 31, 2003 and 2002, respectively. Accrued benefits under the Executive Plan were approximately $183,000 and $55,000 at December 31, 2003 and 2002, respectively.

Effective January 1, 1998, the Company established a qualified employee benefit plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. Employees can contribute up to 15 percent of their salary to the plan on a pre-tax basis and the Company matches participants’ contributions up to the first 1.5 percent of each participant’s salary. The Company’s matching contribution charged to operations related to this plan was approximately $96,000 and $85,000 for the years ended December 31, 2003 and 2002, respectively.

During 1987, the Company established an Employee Stock Ownership Plan (ESOP), a tax-qualified, defined contribution plan which covers substantially all employees. Contributions are determined by the Board of Directors of the Company. Contributions made to the ESOP by the Company totaled $-0- for both the years ended 2003 and 2002. As of December 31, 2003 and 2002, the ESOP holds 80,792 and 88,046 shares of common stock in the Company, respectively.

13.	Commitments and Contingencies

The Bank leases certain buildings, equipment and land under noncancelable operating leases which require various minimum annual rentals.

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

The total minimum rental commitment at December 31, 2003 under the leases is as follows:

2004	$90,358
2005	62,777
2006	24,975
2007	14,777
2008	14,777

$207,664

The total rental expense was approximately $245,000, $256,000, and $288,000 in 2003, 2002, and 2001, respectively.

The Company is from time to time a defendant in legal actions from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at December 31, 2003 will have a materially adverse effect on the Company’s financial statements.

14.	Related Party Transactions

Certain directors and officers of the Company and its subsidiary bank, including their immediate families and companies in which they are principal owners, were loan customers of the Bank in the ordinary course of business. Such loans had outstanding balances of $6,879,312 and $7,112,301 at December 31, 2003 and 2002, respectively. A summary of the loan activity with these related parties during 2003 is shown below:

Balance, beginning of year	$7,112,301
Additions	4,438,588
Reductions	(4,671,577)

Balance, end of year	$6,879,312

During 2003, 2002, and 2001, the Company paid legal fees of approximately $105,000, $121,000, and $162,000, respectively, to a law firm in which a partner of the firm serves on the board of directors of the Company.

During 2002, the Company entered into a contractual agreement for consulting services with a former executive officer and director. Amounts contractually due in 2004 through 2006 are $125,000, $125,000, and $100,000, respectively.

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

15.	Earnings Per Share

The following table reflects the reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

	Income	Shares	Per Share Amount
For the year ended December 31, 2003
Basic EPS
Income available to common stockholders	$5,337,519	5,562,867	$.96

Effect of dilutive securities
Stock options		24,935

Diluted EPS	$5,337,519	5,587,802	$.96

For the year ended December 31, 2002
Basic EPS
Income available to common stockholders	$5,137,171	5,562,784	$.92

Effect of dilutive securities
Stock options		15,202

Diluted EPS	$5,137,171	5,577,986	$.92

For the year ended December 31, 2001
Basic EPS
Income available to common stockholders	$6,210,756	5,634,674	$1.10

Effect of dilutive securities
Stock options		7,290

Diluted EPS	$6,210,756	5,641,964	$1.10

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

16.	Regulatory Matters

The approval of regulatory authorities is required if the total of all the dividends declared by the Bank in any calendar year exceeds the Bank’s net income as defined for that year combined with its retained net income for the preceding two calendar years. When necessary, the Bank obtained regulatory approval as applicable for the payment of dividends in 2003, 2002, and 2001.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

	The Company
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands of dollars, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003
Total Capital (to Risk Weighted Assets)	$72,009	13.27%	$43,413	8.00%	$54,266	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$65,151	12.01%	$21,706	4.00%	$32,560	6.00%
Tier 1 Capital (to Average Assets)	$65,151	8.46%	$21,706	4.00%	$27,133	5.00%
As of December 31, 2002
Total Capital (to Risk Weighted Assets)	$68,829	12.26%	$44,903	8.00%	$56,129	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$61,773	11.01%	$22,452	4.00%	$33,678	6.00%
Tier 1 Capital (to Average Assets)	$61,773	8.40%	$22,452	4.00%	$28,065	5.00%

	The Bank
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands of dollars, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003
Total Capital (to Risk Weighted Assets)	$72,565	13.42%	$43,243	8.00%	$54,053	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$65,734	12.16%	$21,621	4.00%	$32,432	6.00%
Tier 1 Capital (to Average Assets)	$65,734	8.54%	$21,621	4.00%	$27,027	5.00%
As of December 31, 2002
Total Capital (to Risk Weighted Assets)	$69,768	12.44%	$44,868	8.00%	$56,085	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$62,717	11.18%	$22,434	4.00%	$33,651	6.00%
Tier 1 Capital (to Average Assets)	$62,717	8.54%	$22,434	4.00%	$28,042	5.00%

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

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

The Bank’s exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank had approximately $53,562,000 and $50,519,000 in commitments to extend credit at December 31, 2003 and 2002, respectively. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include certificates of deposit, marketable securities, real estate, and other collateral.

Irrevocable standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include certificates of deposit, marketable securities, real estate, and other collateral for those commitments for which collateral is deemed necessary. The Bank had approximately $22,187,000 and $18,527,000 in irrevocable standby letters of credit at December 31, 2003 and 2002, respectively.

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

Deposits

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

Securities Sold Under Agreements to Repurchase

The carrying amount is a reasonable estimate of fair value.

FHLB Borrowings

The fair value of this debt is estimated based on rates currently available to the Company for borrowings with similar terms and remaining maturities.

Derivatives

Interest rate swaps are recorded on the balance sheet at fair value, based on dealer quoted prices.

Commitments to Extend Credit and Irrevocable Standby Letters of Credit

The value of these unrecognized financial instruments is estimated based on the deferred fee income associated with the commitments. Such fee income is not material to the Company’s financial statements at December 31, 2003 and 2002 and, therefore, the fair value of these commitments is not presented.

The estimated fair values of the Company’s financial instruments at December 31, 2003 and 2002 are as follows:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$59,481,194	$59,481,194	$37,582,608	$37,582,608
Available-for-sale securities	225,134,664	225,134,664	163,206,525	163,206,525
Loans, net	461,404,660	464,323,491	499,257,952	501,165,205

	$746,020,518	$748,939,349	$700,047,085	$701,954,338

Financial liabilities
Deposits	$643,756,712	$642,022,752	$596,971,783	$586,630,394
Securities sold under agreements to repurchase	1,816,000	1,816,076	2,007,000	2,007,000
FHLB and other borrowed funds	54,874,496	56,899,830	65,470,983	68,983,164

	$700,447,208	$700,738,658	$664,449,766	$657,620,558

Derivatives
Interest rate swap	$450,720	$450,720	$606,960	$606,960

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

19.	Stock Option Plan

As of December 31, 2003, the Company had one stock option plan (the Plan) under which 550,000 shares of common stock have been reserved for issue to certain employees and officers through incentive stock options and board members through nonqualified stock options. Options granted under the Plan may have vesting provisions based upon continued service from the date of grant. Options issued under the Plan will have an exercise price not less than fair market value of the stock at the date of grant. Upon a change in control, as defined in the Plan, options become fully exercisable.

A summary of the status of the Company’s plan as of December 31, 2003, 2002, and 2001, and changes during the years ending on those dates is presented below:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	165,425	$14.56	135,880	$15.01	94,325	$17.72
Granted	28,638	12.83	35,705	13.08	30,390	12.54
Exercised (at $16.00 per share)	(8,400)
Stock dividend adjustment					12,102
Expired	(31,549)		(6,160)		(937)

Outstanding at end of year	154,114	$13.51	165,425	$14.56	135,880	$15.01

Options exercisable at year-end	125,476	$14.20	96,635	$16.84	77,000	$18.55

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

The following table summarizes information about the Plan’s stock options at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/03	Weighted Average Exercise Price
$6.82	1,760	1.04	$6.82	1,760	$6.82
$9.03	6,160	2.05	9.08	6,160	9.03
$10.23 to $11.59	20,129	6.13	11.35	20,129	11.35
$11.31 to $11.62	25,701	7.10	11.34	25,701	11.34
$11.75 to $14.60	28,232	8.08	12.91	28,232	12.91
$12.83	28,638	9.07	12.83
$13.98 to $17.55	18,964	5.13	17.06	18,964	17.06
$14.09	11,660	3.06	14.09	11,660	14.09
$26.59	12,870	4.06	26.59	12,870	26.59

	154,114	6.45	$13.51	125,476	$14.20

20.	Board Resolution

Commencing in December 2002, in response to regulatory examinations of the holding company, the Company’s board of directors adopted resolutions addressing: (1) plans for the evaluation and management of credit quality processes; (2) the prohibition of certain capital transactions without the prior approval of the Federal Reserve Bank; and (3) the adoption of restrictions on the amount of classified loans as a percentage of the Company’s future regulatory capital calculations.

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

21.	The Peoples BancTrust Company, Inc. (Parent Company Only)

Presented below and on the following pages are the financial statements of The Peoples BancTrust Company, Inc. (parent company only).

BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002
Assets
Cash and due from banks*	$472,986	$440,490
Investment in subsidiary bank, The Peoples Bank and Trust Company*	73,361,752	72,020,985
Other assets	710,702	641,424

Total assets	$74,545,440	$73,102,899

Liabilities and Stockholders’ Equity
Dividends payable	$5,653	$33,353
Other liabilities	1,760,843	1,888,168

Total liabilities	1,766,496	1,921,521

Common stock, $.10 par value; 9,000,000 shares authorized; 5,564,782 and 5,562,802 shares issued at December 31, 2003 and 2002, respectively	556,478	556,280
Additional paid-in capital	11,144,938	11,145,133
Net unrealized gain on investments	643,339	1,935,662
Retained earnings	60,434,189	57,544,303

Total stockholders’ equity	72,778,944	71,181,378

Total liabilities and stockholders’ equity	$74,545,440	$73,102,899

*	Eliminated in consolidation

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

STATEMENTS OF INCOME AND RETAINED EARNINGS

For the Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Cash dividends received or receivable from subsidiary*	$4,440,000	$3,860,906	$4,468,792
Equity in subsidiary’s undistributed net income*	2,633,034	2,954,537	3,402,352
Other income	14,590	28,392	62,875
Salaries and benefits	(1,425,617)	(1,262,053)	(1,300,679)
Other expense	(324,488)	(444,611)	(422,584)

Net income	5,337,519	5,137,171	6,210,756
Retained earnings, beginning of year	57,544,303	54,799,129	57,580,993
Less: cash dividends declared	(2,447,633)	(2,391,997)	(2,194,148)
Less: stock dividend declared			(6,798,472)
Purchase of treasury stock			(1,258,500)
Retirement of treasury stock			1,258,500

Retained earnings, end of year	$60,434,189	$57,544,303	$54,799,129

*	Eliminated in consolidation

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Operating activities
Net income	$5,337,519	$5,137,171	$6,210,756
Adjustments to reconcile net income to net cash provided by operating activities:
Subsidiary income in excess of dividends	(2,633,034)	(2,954,537)	(3,402,352)
(Increase) decrease in other assets	(69,330)	(31,866)	320,635
(Decrease) increase in other liabilities	(127,326)	320,955	86,412

Net cash provided by operating activities	2,507,829	2,471,723	3,215,451

Financing activities
Dividends paid	(2,475,333)	(2,398,060)	(2,222,879)
Purchase of treasury stock			(1,258,500)
Proceeds from issuance of common stock		211

Net cash used in financing activities	(2,475,333)	(2,397,849)	(3,481,379)

Increase (decrease) in cash and cash equivalents	32,496	73,874	(265,928)
Cash and cash equivalents
Beginning of year	440,490	366,616	632,544

End of year	$472,986	$440,490	$366,616

*	Eliminated in consolidation