Form 10-Q
period 2004-03-31
PEOPLES BANCTRUST CO INC
filed 2004-05-14
CIK 762128

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of the close of business on May 11, 2004, 5,568,853 shares of the registrant’s Common Stock, par value $.10 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

THE PEOPLES BANCTRUST CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	In Thousands
	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS:
Cash and due from banks	$68,692	$57,433
Federal funds sold and securities purchased under agreements to resell	—	2,048
Securities available-for-sale	225,508	225,135
Loans, net of unearned discount	454,731	461,405
Allowance for loan losses	(12,181)	(11,995)

Net loans	442,550	449,410
Bank premises and equipment, net	17,041	17,093
Goodwill	6,203	6,203
Other intangible assets	829	885
Other real estate, net	2,887	2,395
Other assets	17,458	17,979

Total assets	$781,168	$778,581

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Noninterest-bearing deposits	$74,991	$74,254
Interest-bearing deposits	571,322	569,503

Total deposits	646,313	643,757
Federal funds purchased and securities sold under agreements to repurchase	—	1,816
FHLB and other borrowed funds	54,523	54,874
Other liabilites	5,849	5,355

Total liabilities	706,685	705,802
Commitments and contingencies (Note 1)	—	—
Common stock	557	556
Additional paid-in-capital	11,207	11,146
Accumulated other comprehensive income, net of tax	1,439	643
Retained earnings	61,280	60,434

Total stockholders’ equity	74,483	72,779

Total liabilities and stockholders’ equity	$781,168	$778,581

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	In Thousands, except share and per share data (Unaudited)
	Three Months Ended March 31,
	2004	2003
Interest and fees on loans	$7,180	$8,497
Interest and dividends on investment securities	1,940	1,543
Other interest income	121	120

Total interest income	9,241	10,160
Interest on deposits	2,233	2,411
Interest on borrowed funds	536	647

Total interest expense	2,769	3,058

Net interest income	6,472	7,102
Provision for loan losses	426	1,532

Net interest income after provision for loan losses	6,046	5,570
Deposit service charges	1,199	1,301
Net securities gains	203	442
Other noninterest income	940	995

Total noninterest income	2,342	2,738
Salaries, benefits and other personnel expense	3,365	3,316
Premises and fixed assets expense	1,177	1,078
Other noninterest expense	1,821	1,628

Total noninterest expense	6,363	6,022

Income before income taxes	2,025	2,286
Provision for income taxes	567	662

Net income	$1,458	$1,624

Basic weighted average number of shares	5,565,543	5,562,802
Diluted weighted average number of shares	5,592,521	5,579,637
Basic net income per share	$0.26	$0.29
Diluted net income per share	$0.26	$0.29
Dividends per share	$0.11	$0.11

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	In Thousands (Unaudited)
	Three Months Ended March 31, 2004
	2004	2003
Net income	$1,458	$1,624
Other comprehensive income:
Unrealized gains (losses) on securities available for sale during the period	1,464	(389)
Less: reclassification adjustment for net gains included in net income	203	442

Other comprehensive income (loss)	1,261	(831)
Income tax provision (benefit) related to items of other comprehensive income (loss)	465	(245)

Other comprehensive income (loss), net of tax	796	(586)

Comprehensive income, net of tax	$2,254	$1,038

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST COMPANY., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	In Thousands (Unaudited)
	Three Months Ended March 31
	2004	2003
Cash provided by operating activities	$2,103	$3,977

Cash flow from investing activities
Proceeds from sales of investment securities	32,419	31,708
Proceeds from maturities and calls of investment securities	29,762	13,052
Purchases of investment securities	(61,178)	(61,757)
Net decrease in loans	6,730	2,985
Purchases of bank premises and equipment	(548)	(554)
Proceeds from sale of bank premises and equipment	35	—
Proceeds from sale of other real estate	33	266

Net cash provided by / (used in) investing activities	7,253	(14,300)
Cash flow from financing activities
Net increase in deposits	2,556	28,505
Net decrease in borrowed funds	(2,139)	(10,332)
Dividends paid	(562)	(592)

Net cash (used in) / provided by financing activities	(145)	17,581
Net increase in cash and cash equivalents	9,211	7,258
Cash and cash equivalents at beginning of period	59,481	37,583

Cash and cash equivalents at end of period	$68,692	$44,841

Cash paid for interest	$2,801	$3,021

Cash paid for income taxes	$—	$100

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST COMPANY, INC. AND SUBSIDIARY

Notes to the Unaudited Condensed Consolidated Financial Statements

Accounting Policies:

The accompanying unaudited condensed consolidated financial statements of The Peoples BancTrust Company, Inc, (“BancTrust”) and its subsidiary, The Peoples Bank and Trust Company (“Peoples Bank”), along with its subsidiaries Loan Express, Inc. and The Peoples Insurance Agency, Inc. have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information refer to the consolidated financial statements and footnotes thereto included in BancTrust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Commitments and Contingencies:

BancTrust and its subsidiaries are from time to time defendants in legal actions arising from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at March 31, 2004 will have a materially adverse effect on BancTrust’s financial statements.

Earnings Per Share (“EPS”):

The following table reflects the reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation for the three months ended March 31, 2004 and 2003 (in thousands, except per share data):

	Three months ended March 31, 2004
	Net Income	Shares	Per-Share Amount
Basic EPS
Income available to common stockholders	$1,458	5,566	$0.26
Effect of dilutive securities
Stock options		27

Diluted EPS	$1,458	5,593	$0.26

	Three months ended March 31, 2003
	Net Income	Shares	Per-Share Amount
Basic EPS
Income available to common stockholders	$1,624	5,563	$0.29
Effect of dilutive securities
Stock options		17

Diluted EPS	$1,624	5,580	$0.29

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

At March 31, 2004, BancTrust had not issued stock options in 2004 to any of its executives or directors. The majority of BancTrust’s options granted in 2003 vest ratably over a period of three years; therefore, for purposes of pro forma disclosures, the compensation expense related to these options has been allocated over the vesting period.

BancTrust’s actual and pro forma information follows (in thousands, except per share data):

		Three Months Ended
		March 31, 2004	March 31, 2003
		(unaudited)
Net income:
As reported		$1,458	$1,624
Deducts:	Total stock-based compensation expense determined under fair value based methods for all awards, net of tax	—	(29)

Pro forma net income		$1,458	$1,595

Basic earnings per share:
As reported		$0.26	$0.29
Pro forma		$0.26	$0.29
Diluted earnings per share:
As reported		$0.26	$0.29
Pro forma		$0.26	$0.29

Recent Accounting Pronouncements:

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. In addition, the provisions of the statement, with certain exceptions, were required to be applied prospectively. The initial implementation of the Statement did not have a material affect on BancTrust’s consolidated financial position or consolidated results of operations and management does not anticipate any such impact in the future.

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

Variable Interest Entities:

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

In December 2003, the FASB issued a revision of FIN 46. The Revised Interpretation codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions (FSPs) and supercedes the original Interpretation to include: (1) deferring the effective date of the Interpretation’s provisions for certain variable interests, (2) providing additional scope exceptions for certain other variable interests, (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider (a) whether an entity is a VIE or (b) which party is the primary beneficiary of a VIE, and (4) revising Appendix B of the Interpretation to provide additional guidance on what constitutes a variable interest. The revised Interpretation is effective for financial statements of periods ending after March 15, 2004. Entities which previously adopted the provisions of the original Interpretation have the option of continuing to apply those provisions until the effective date of the Revised Interpretation or applying the provisions of the Revised Interpretation at an earlier date. The provisions of the Revised Interpretation will not change the accounting treatment applicable to BancTrust under the provisions of the original Interpretation.

BancTrust adopted the provisions of FIN 46 effective December 31, 2003. Consequently, BancTrust has consolidated its financial statements with those of a low income housing project to which it is a limited partner, and entitled to 99% of its operating income or losses. For this project, total assets are $2.2 million as of March 31, 2004 and BancTrust’s maximum exposure to loss is $1.2 million.

Exposure:

Total partners’ equity	$729,261
Total loan held by PBT	431,225

1,160,486

Pension Plan:

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pension and Postretirement Benefits. This statement requires additional disclosures about the assets, obligations, and cash flows of defined benefit pension and postretirement plans, as well as the expense recorded for such plans. BancTrust and its subsidiaries are participants in a pension plan that covers most employees who have met certain age and length of service requirements. The plan provides benefits based on final average earnings, covered compensation and years of benefit service. BancTrust’s policy is to contribute annually an amount that can be deducted for federal income tax purposes using the projected unit credit method. BancTrust assesses its funded position quarterly. Actuarial computations for financial reporting purposes are based on the projected unit credit method. Pension expense is recorded based on estimates until the final actuarially determined cost is known. The components of the net periodic benefit cost for the three months ended March 31, 2004 and 2003 are shown in the following table:

	Three Months Cost
	2004	2003
Service cost	$171	$131
Interest cost	173	129
Expected return on plan assets	(143)	(99)
Amortization of net (gain) loss	30	20
Amortization of prior service cost	(6)	(6)
Amortization of transition (asset) obligation	—	—

Net periodic benefit (income) cost	$225	$175

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The changes required by this SOP are not expected to have a material impact on results of operations, financial position, or liquidity of BancTrust.

Financial Guarantees:

Standby letters of credit are commitments issued by BancTrust to guarantee the performance of a customer to a third party. The total amount of standby letters of credit with off-balance sheet risks as of March 31, 2004 was $25,817,000. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risks involved in issuing letters of credit are essentially the same as that involved in extending loan facilities to customers. BancTrust holds various assets as collateral supporting these commitments for which collateral is deemed necessary. FIN 45 requires the fair value of these commitments be recorded as of January 1, 2003. The fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. The amount recorded on the balance sheet as of March 31, 2004 was not material to BancTrust’s consolidated financial condition.

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

FINANCIAL CONDITION

Cash and Cash Equivalents

At March 31, 2004, cash and cash equivalents had increased to $68,692,000, compared to $59,481,000 at December 31, 2003. Reductions in loan volume (see “Loans”), as well as increases in deposit volume (see “Deposits”) are the primary factors that contributed to the aforementioned increase in cash and cash equivalents. Cash and cash equivalents primarily consist of cash and due from banks, combined with federal funds sold and securities purchased under agreements to resell. At March 31, 2004, cash and due from banks totaled $68,692,000 compared to $57,433,000 at December 31, 2003. BancTrust held no federal funds sold or securities purchased under agreements to resell at March 31, 2004 compared to $2,048,000 at December 31, 2003.

Investments

At March 31, 2004, investment securities totaled $225,508,000 compared to $225,135,000 at December 31, 2003.

BancTrust is a participant in the Security for Alabama Funds Enhancement (“SAFE”) program. Under this program, banks that hold deposits of the State of Alabama, or deposits of SAFE member municipalities within the State of Alabama, must pledge qualifying securities (typically United States Treasury or Agency debt instruments) as collateral for those amounts that exceed the FDIC insurable limit. At March 31, 2004 BancTrust had securities totaling $127,449,000 pledged to the Treasurer of the State of Alabama under the SAFE program.

At year-end 2003, and at March 31, 2004, the entire investment securities portfolio was classified as “available-for-sale”, resulting in the portfolio being marked-to-market. At December 31, 2003, the portfolio had a net unrealized gain (net of taxes) of $643,000 compared to a net unrealized gain (net of taxes) of $1,439,000 at March 31, 2004.

Loans

Total loans, net of the unearned discount, decreased $6,674,000 to $454,731,000 at March 31, 2004, from $461,405,000 at December 31, 2003. Overall loan demand remained soft between December 31, 2003 and March 31, 2004. As a result, the volume of loan originations to customers was more than offset by loan repayments from customers, accounting for the majority of the aforementioned decrease. BancTrust continues to place emphasis on originating loans secured by real estate, as well as on loans to commercial interests. Particular emphasis is placed on originating commercial real estate loans. The following table indicates each of the major loan categories of BancTrust, and the change in volume of each when comparing March 31, 2004 to December 31, 2003.

	March 31, 2004	December 31, 2003	Change
	(In thousands)
Commercial and industrial	$126,199	$127,703	$(1,504)
Real estate - mortgage
Commercial	191,136	191,772	(636)
Residential	85,804	89,308	(3,504)
Personal	50,537	51,765	(1,228)
Overdrafts and credit line	1,932	1,790	142

Total loans	455,608	462,338	(6,730)
Less:
Unearned discount	877	933	(56)

Total loans, net of the unearned discount	$454,731	$461,405	$(6,674)

Commercial and industrial loans declined from $127,703,000 at December 31, 2003 to $126,199,000 at March 31, 2004. Reduced demand for commercial and industrial loans was the primary contributing factor to this decline.

Real estate loans decreased $4,140,000 to $276,940,000 at March 31, 2004 from $281,080,000 at December 31, 2003. While BancTrust continues to place emphasis on originating loans that are secured by real estate, demand for new real estate loans has not been sufficient to offset the repayment frequency of existing real estate loans within the portfolio.

Residential real estate loans accounted for the largest decrease in the overall loan portfolio. Management attributes this decline primarily to customer refinancing of existing mortgage loans, in order to benefit from the current interest rate environment, which is at historically low levels. BancTrust has opted not to market long term, fixed rate residential mortgage products that would be competitive in the current interest rate market.

Personal loans decreased from $51,765,000 at December 31, 2003 to $50,537,000 at March 31, 2004. Both increased competition from alternative sources of credit and an increased level in denials of personal loan applications were the primary causes of the decrease in the personal loan portfolio. Alternative sources of credit primarily include credit cards and finance companies. BancTrust continues to decline a significant portion of personal loan applications, due in large part to existing debt levels of personal loan applicants.

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

Management monitors and evaluates all loans in an effort to identify those which currently possess, or otherwise indicate characteristics of weakness, potential weakness or non-conformity with their original terms. A loan is evaluated in light of its performance against its original stated terms, the fair market value of the collateral securing the loan, known or anticipated economic events and or trends, and the on-going credit worthiness of the borrower and any guarantors. If when a loan is evaluated, there is determined to be a deficiency (or deficiencies) in any of the aforementioned areas, the loan is added to a list of loans which are subject to heightened scrutiny, and for which additional loss reserves are maintained, depending on the magnitude of the deficiencies. The loan continues to be monitored closely, which may include modifications through negotiations with the borrower. Such modifications may include, but are not limited to, the assignment of additional collateral, the modification of repayment terms and the procurement of a guarantor(s). Only after the loan has been paid back in full, or performs in a favorable manner for a sustained period of time with all identified deficiencies having been duly discharged and documented, will the loan no longer receive the exceptionally close and frequent monitoring previously described.

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

At March 31, 2004, BancTrust’s allowance for loan losses had a balance of $12,181,000, as compared to $11,995,000 at December 31, 2003. The ratio of the allowance to total loans, net of the unearned discount, was 2.68% and 2.60% at March 31, 2004 and December 31, 2003, respectively. As a percentage of total loans, net of the unearned discount, non-accruing loans decreased to .47% at March 31, 2004, compared to .48% at December 31, 2003. The coverage of the allowance to non-accruing loans was 569% and 544% at March 31, 2004 and December 31, 2003, respectively.

Loans requiring special attention because of potential weakness (“special attention loans”) decreased to $43,365,000 at March 31, 2004 from $57,449,000 at December 31, 2003. Management believes strongly that this 24.5% reduction in special attention loans is primarily attributable to intensive efforts and focus on the credit administration area. It is the intent of management to continually endeavor to reduce special attention loans, while maintaining adequate and profitable loan relationships with its customers. Special attention loans are comprised of those loans classified as “substandard” or “doubtful”, within the classification process used by BancTrust in its loan review function. At March 31, 2004, approximately $5,661,000 of the $12,181,000 allowance for loan losses was allocated to special attention loans. The following table indicates the loan charge off and recovery activity of BancTrust for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	(unaudited)
	2004	2003
	(In Thousands)

Loans charged-off	$639	$881

Recoveries of loans previously charged off	(399)	(335)

Net loans charged-off	$240	$546

Deposits

Total deposits at March 31, 2004 were $646,313,000, representing a $2,556,000 increase over the December 31, 2003 total of $643,757,000. The majority of the increase was realized in interest bearing deposits, increasing to $571,322,000 at March 31, 2004 from $569,503,000 at December 31, 2003. BancTrust experienced increases in interest bearing transaction and savings deposits while time deposits declined. At March 31, 2004 interest bearing demand deposits combined with savings deposits totaled $261,486,000 compared to $249,194,000 at December 31, 2003. Management believes this increase was primarily attributable to some of BancTrust’s customers maintaining funds in interest earning accounts where they are readily accessible, rather than placing them in stated term accounts such as certificates of deposit.

Time deposits at March 31, 2004 totaled $309,836,000, compared to $320,309,000 at December 31, 2003. This decrease was primarily attributable to the repayment by BancTrust of approximately $10,000,000 of time deposits placed by brokers (“brokered deposits”) which matured in February of 2004. BancTrust was in receipt of approximately $30,000,000 of brokered deposits at December 31, 2003 and $20,000,000 at March 31, 2004 after the aforementioned $10,000,000 repayment. Brokered deposits are more likely to be withdrawn from BancTrust upon maturity than other more traditional types of deposits. These deposits are fully insured by the Federal Deposit Insurance Corporation and are deployed by management to meet short-term funding needs

Liquidity

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

The asset items that are BancTrust’s primary sources of liquidity are cash and cash equivalents (see - “Cash and Cash Equivalents”). Also, the asset base provides liquidity through interest and fee income on loans, loan repayments and the maturity or sales of other earning assets, including securities. BancTrust’s securities are generally high grade and exchange traded. At March 31, 2004, the entire investment securities portfolio of BancTrust was classified as available-for-sale (see - “Investments”).

The liability base provides liquidity through deposit growth, the rollover of maturing deposits and accessibility to external sources of funds, (“borrowed funds”). Borrowed funds totaled $54,523,000 at March 31, 2004, compared to $56,690,000 at December 31, 2003. The decrease is primarily attributable to BancTrust having zero funds borrowed under repurchase agreements at March 31, 2004. At December 31, 2003, BancTrust had $1,816,000 of funds borrowed under repurchase agreements associated with a deposit sweep product it offers to qualifying, large balance customers. In January of 2004, BancTrust instituted a modified deposit sweep product that did not require such borrowings, thereby eliminating the need for borrowed funds under repurchase agreements.

BancTrust has several available sources from which to borrow funds. The predominant source of borrowed funds utilized by BancTrust is the FHLB. At March 31, 2004, BancTrust had borrowed from FHLB, $53,243,000. When combined with approximately $18,500,000 of guarantees on commercial letters of credit provided by the FHLB, BancTrust had approximately $71,743,000 of active credit facilities at the FHLB on March 31, 2004. Total credit facilities available to BancTrust at the FHLB totaled approximately $76,166,000 on March 31, 2004. BancTrust had unused federal funds lines of credit with correspondent financial institutions of approximately $50,000,000 at March 31, 2004.

Stockholders’ Equity and Regulatory Capital

At March 31, 2004, total stockholders’ equity was $74,483,000 compared to $72,779,000 at December 31, 2003. This change represents an increase of $1,704,000 that is accounted for as follows: net income - $1,458,000, dividends declared and paid - $612,000, shares issued per dividend reinvestment plan - $62,000 and an increase in accumulated other comprehensive income, net of tax of $796,000. Net income and the increase in other comprehensive income, net of tax had the effect of increasing stockholders’ equity, while dividends declared and paid had the effect of lowering stockholders’ equity.

Risk-based capital regulations require all bank holding companies and banks to achieve and maintain a minimum total capital to risk based assets ratio of 8%, at least half of which must be in the form of Tier 1 capital (consisting of stockholders’ equity less goodwill, other qualifying intangible assets and allowance for loan losses). The following table indicates the risk-based capital ratios of BancTrust and Peoples Bank at March 31, 2004.

	Risk-Based Capital Ratios & Leverage Ratios As of March 31, 2004
	Dollars in Thousands
	BancTrust		Peoples Bank
RISK-BASED CAPITAL RATIOS
Tier 1 Capital	$66,170	12.47%	$66,510	12.55%
Tier 1 Capital – Minimum Required	21,218	4.00%	21,197	4.00%

Excess	$44,952	8.47%	$45,313	8.55%

Total Capital	$72,881	13.74%	$73,215	13.82%
Total Capital – Minimum Required	42,436	8.00%	42,394	8.00%

Excess	$30,445	5.74%	$30,821	5.82%

Net risk-weighted assets	$530,444		$529,925

LEVERAGE RATIOS
Total Tier 1 Capital	$66,170	8.54%	$66,510	8.58%
Minimum Leverage Requirement	30,993	4.00%	30,993	4.00%

Excess	$35,117	4.54%	$35,517	4.58%

Average Total Assets, Net of all intangibles	$774,813		$774,813

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

The process of measuring, compiling and analyzing the maturity and repricing dynamics of interest sensitive assets and interest sensitive liabilities is referred to as, “asset liability management” (“ALM”). BancTrust has established an ALCO (see - “Liquidity”), consisting of executive management and the Principal Accounting Officer. The ALCO is responsible for ensuring that the relationship of interest sensitive assets and liabilities, as defined by their respective maturity and repricing characteristics, does not become so mismatched as to expose BancTrust to unacceptable levels of risk in the areas of equity capital valuation, earnings or liquidity. ALCO achieves its objectives via regular meetings where various data relating to specific liquidity and interest rate issues are presented and discussed. At least quarterly, ALCO utilizes an interest rate risk computer model which compiles the detailed repricing and maturity characteristics of BancTrust’s interest sensitive instruments (both assets and liabilities), and produces various reports and supporting detail, which indicate BancTrust’s overall interest rate risk status.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004. Compared to Three Months Ended March 31, 2003.

Like many financial institutions, the profitability of BancTrust is largely dependent on the net interest income it is able to generate. Simply stated, net interest income is the difference between the interest earned on loans and investments (“interest earning assets”), and the interest expense paid on deposits and borrowings (“interest bearing liabilities”). Market rates of interest were generally lower during the three months ended March 31, 2004 (the “2004 quarter”) than during the three months ended March 31, 2003 (the “2003 quarter”). It is primarily because of lower interest rates that the interest income BancTrust earned on its interest earning assets in the 2004 quarter was lower than in the 2003 quarter. Also, the interest expense BancTrust paid on its interest bearing liabilities was lower in the 2004 quarter than in the 2003 quarter. The reduction in interest expense was not sufficient to fully offset the reduction in interest income, thereby resulting in lower net interest income in the 2004 quarter compared to the 2003 quarter.

Interest income for the 2004 quarter totaled $9,241,000. For the 2003 quarter interest income totaled $10,160,000. This decrease is primarily due to a decrease in the average yield earned on interest-earning assets. As BancTrust continued to experienced soft loan demand in the 2004 quarter (see - “Loans”), available funds were deployed in the lower yielding short-term investments and investment securities portfolios. In the 2004 quarter, the average annual yield earned on interest-earning assets was 5.14%, compared to 5.96% for the 2003 quarter. For the 2004 and 2003 quarters, the average volume of interest-earning assets totaled $720,819,000 and $691,228,000, respectively.

Interest income earned on investment securities in the 2004 quarter totaled $1,940,000, compared to $1,543,000 for the 2003 quarter. The investment securities portfolio earned an average annual yield of 3.44% on average volume of $226,249,000 in the 2004 quarter, and 3.67% on average volume of $170,591,000 in the 2003 quarter. Given the soft demand for loans, available funds were placed in the investment securities portfolio in order to earn higher rates of return than would have been earned had the funds been placed in, or remained in, cash equivalent instruments such as federal funds sold or securities purchased under agreements to resell. Consequently, the average balance of investment securities increased. Lower market rates of interest in the 2004 quarter than in the 2003 quarter contributed to the reduction in the average annual yield earned on investment securities between the two periods.

Interest and fee income earned on loans totaled $7,180,000 in the 2004 quarter, which was a decrease from the 2003 quarter total of $8,497,000. This decrease is attributable to reductions in both the average annual yield earned, as well as the average volume of loans in the 2004 quarter compared to the 2003 quarter. In the 2004 quarter, the loan portfolio generated an average annual yield of 6.31% on average volume of $456,590,000. In the 2003 quarter, the loan portfolio generated an average annual yield of 6.89% on average volume of $500,409,000. Lower market rates of interest in the 2004 quarter than in the 2003 quarter were the primary reason for the decreased loan yields. The decrease in the average volume of loans was primarily attributable to continued soft loan demand (see - “Loans”).

In the 2004 quarter, interest and fee income on real estate loans totaled $4,349,000 compared to $4,929,000 in the 2003 quarter. This reduction is attributable to decreases in both the average annual yield earned on real estate loans and the average volume of real estate loans from the 2003 quarter to the 2004 quarter. In the 2004 quarter, real estate loans earned an average annual yield of 6.30% on average volume of $276,825,000. In the 2003 quarter, the average annual yield earned was 6.86% on average volume of $291,403,000. The primary reason for the reduction in the average annual yield earned on real estate loans between the two quarters is that market rates of interest were generally lower in the 2004 quarter compared to the 2003 quarter. The decrease in the average volume of real estate loans was primarily attributable to lower demand levels (see - “Loans”).

Interest and fee income on business loans totaled $1,674,000 in the 2004 quarter, and $2,016,000 in the 2003 quarter. Both the average volume and average annual yield of business loans decreased from the 2003 quarter to the 2004 quarter, accounting for the decrease in interest income earned. Business loans earned an average annual yield of 5.21% on average volume of $128,806,000 in the 2004 quarter, and an average annual yield of 5.67% on average volume of $144,201,000 in the 2003 quarter. Soft loan demand (see - “Loans”) contributed to the lower average balance of business loans, while lower market rates of interest contributed to the lower average annual yield earned on business loans.

Interest and fee income on personal loans totaled $1,156,000 and $1,553,000 for the 2004 and 2003 quarters, respectively. This decrease was the result of declines in both the average annual yield earned and average volume in the 2004 quarter compared to the 2003 quarter. In the 2004 quarter, personal loans earned an average annual yield of 9.10% on an average volume of $50,959,000. In the 2003 quarter, personal loans earned an average annual yield of 9.72% on an average volume of $64,805,000. Lower market interest rates, as well as fewer personal loan originations, contributed to lower yields and average volumes in the 2004 quarter.

Interest expense on deposits in the 2004 quarter totaled $2,233,000, compared to $2,411,000 for the 2003 quarter. The largest factor in this reduction was the average annual rate of interest paid on interest bearing deposits between the two quarters. In the 2004 quarter, the average annual rate of interest paid on interest bearing deposits was 1.56%, compared to 1.82% in the 2003 quarter. The average volume of interest bearing deposits increased significantly in the 2004 quarter, compared to the 2003 quarter (see - “Deposits”). In the 2004 quarter, the average volume of interest bearing deposits totaled $573,988,000 and in the 2003 quarter totaled $538,308,000. The decline in general market interest rates is the primary reason for the decrease in the average rate of interest paid on interest bearing deposits between the two quarters.

Interest expense on borrowed funds, including federal funds purchased and securities sold under agreements to repurchase, totaled $536,000 in the 2004 quarter and $647,000 in the 2003 quarter. Reductions in both the average annual rate of interest paid and average volumes are the primary reasons for the decline in interest expense on borrowed funds between the 2003 and 2004 quarters. In the 2003 and 2004 quarters, the average annual rate of interest paid on borrowed funds was 4.14% and 3.90%, respectively. The average volume of borrowed funds for the 2003 and 2004 quarters was $62,894,000 and $55,265,000, respectively.

The resulting net interest income for the 2004 quarter totaled $6,472,000, compared to $7,102,000 for the 2003 quarter. When expressed as an average annual rate, net interest income as a percent of average earning assets is referred to as the “net interest margin”. The net interest margin for the 2004 quarter was 3.60%, compared to 4.17% for the 2003 quarter. The following table illustrates the changes, and causes of those changes, in the primary components of net interest income for the 2004 quarter compared to the 2003 quarter.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE

for the three months ended March 31, 2004

(In Thousands)

	2004 Compared to 2003
	Total	Changes in Volume (1)	Changes in Rates (1)	Mix (1)
Interest income on:
Loans	$(1,317)	$(744)	$(629)	$56
Investment securities	397	503	(80)	(26)
Federal funds sold and securities purchases under agreements to resell	1	105	(55)	(49)

Total interest income	$(919)	$(136)	$(764)	$(19)

Interest expense on:
Interest bearing demand deposits	$47	$97	$(41)	$(8)
Savings deposits	1	1	0	0
Time deposits	(226)	(3)	(223)	0
Federal funds purchased and securities sold under agreements to repurchase	(4)	(4)	(2)	2
FHLB borrowings	(107)	(56)	(56)	5

Total interest expense	$(289)	$34	$(322)	$(1)
Net change in net interest income before loan losses	$(630)

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis:
Changes	in Volume = change in volume times old rate. Changes in Rates = change in rate times old volume. The mix change = change in volume times change in rate.

Provision for loan losses in the 2004 quarter totaled $426,000, compared to $1,532,000 in the 2003 quarter. (see “Allowance for Loan Losses”).

Deposit service charges totaled $1,199,000 in the 2004 quarter, and $1,301,000 in the 2003 quarter. Management believes that this reduction is at least partially attributable to many customers maintaining generally higher balances in transaction accounts (see “Deposits”), thereby reducing or avoiding some service charges. Realized gains on securities sold totaled $203,000 in the 2004 quarter and $442,000 in the 2003 quarter. Other noninterest income totaled $940,000 in the 2004 quarter and $995,000 in the 2003 quarter. This reduction is primarily accounted for in BancTrust having realized lower income from its secondary market real estate origination program, its accounts receivable management service and income from rent on other real estate owned.

Noninterest expense increased from $6,022,000 in the 2003 quarter to $6,363,000 in the 2004 quarter. Salaries, benefits and other personnel expense increased from $3,316,000 in the 2003 quarter to $3,365,000 in the 2004 quarter, primarily as a result of personnel additions and increased expense associated with BancTrust’s defined benefit pension plan (see - “Critical Accounting Policies”). Premises and fixed assets expense increased from $1,078,000 in the 2003 quarter to $1,177,000 in the 2004 quarter. Expenses associated with network upgrades accounted for some of the increase in premises and fixed assets expense, as did depreciation expense associated with various premises and equipment upgrades performed after the 2003 quarter. Other noninterest expense increased from $1,628,000 in the 2003 quarter to $1,821,000 in the 2004 quarter. Expenses associated with the disposition of other real estate owned, as well as various advisory boards and education accounted for the majority of the increase in other noninterest expense.

IMPACT OF NEW ACCOUNTING STANDARDS

See Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest sensitivity is one measure of the vulnerability of earnings to changes in the general level of interest rates. Whenever interest-earning assets reprice to market interest rates at a different pace than interest-bearing liabilities, net interest income performance will be affected favorably or unfavorably, depending on the whether or not market interest rates are in a state of decline or rise. Management is unable to predict future changes in market rates and their impact on BancTrust’s profitability. At March 31, 2004, market interest rates were at historically low levels. Consequently, interest income, interest expense and net interest income have been impacted within the context of prior period comparisons. Management believes that the current relationship of interest-earning assets to interest-bearing liabilities provides adequate protection against any potential negative impact arising from changes in market rates of interest.

Item 4. Controls and Procedures

BancTrust carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2004, pursuant to Rule 13a – 15(b) of the Securities Exchange Act of 1934. Based on this evaluation, BancTrust’s chief executive officer and chief financial officer concluded that BancTrust’s disclosure controls and procedures, as designed and implemented, are effective in timely alerting them to material information required to be included in its periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, BancTrust reviewed its internal controls. There has been no change in BancTrust’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, BancTrust’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

Exhibit No. 32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Current Report on Form 8-K dated February 17, 2004, reporting under Item 12 announcement of BancTrust’s results of operation for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Peoples BancTrust Company, Inc.

Date: May 13, 2004	/s/ Elam P. Holley, Jr.
Elam P. Holley, Jr.
President and Chief Executive Officer

Date: May 13, 2004	/s/ Andrew C. Bearden, Jr.
Andrew C. Bearden, Jr.
Executive Vice President and Chief Financial Officer

Date: May 13, 2004	/s/ Thomas P. Wilbourne
Thomas P. Wilbourne
Vice President and Principal Accounting Officer