Form 10-Q
period 2004-06-30
PEOPLES BANCTRUST CO INC
filed 2004-08-12
CIK 762128

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of the close of business on August 11, 2004, 5,576,754 shares of the registrant’s Common Stock, par value $.10 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

THE PEOPLES BANCTRUST CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	In Thousands
	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS:
Cash and due from banks	$39,964	$57,433
Federal funds sold and securities purchased under agreements to resell	15,000	2,048
Securities available-for-sale	229,568	225,135

Loans, net of unearned discount	441,727	461,405
Allowance for loan losses	(10,684)	(11,995)

Net loans	431,043	449,410

Bank premises and equipment, net	16,900	17,093
Goodwill	6,203	6,203
Other intangible assets	772	885
Other real estate, net	1,921	2,395
Other assets	21,045	17,979

Total assets	$762,416	$778,581

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Noninterest-bearing deposits	$74,761	$74,254
Interest-bearing deposits	564,562	569,503

Total deposits	639,323	643,757
Federal funds purchased and securities sold under agreements to repurchase	—	1,816
FHLB and other borrowed funds	48,137	54,874
Other liabilites	4,043	5,355

Total liabilities	691,503	705,802
Commitments and contingencies (Note 1)	—	—

Common stock	558	556
Additional paid-in-capital	11,292	11,146
Accumulated other comprehensive (loss) income, net of tax	(3,043)	643
Retained earnings	62,106	60,434

Total stockholders’ equity	70,913	72,779

Total liabilities and stockholders’ equity	$762,416	$778,581

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	In Thousands, except share and per share data
	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest and fees on loans	$6,913	$8,068	$14,093	$16,565
Interest and dividends on investment securities	1,989	1,454	3,929	2,997
Other interest income	114	70	235	190

Total interest income	9,016	9,592	18,257	19,752

Interest on deposits	2,060	2,437	4,293	4,848
Interest on borrowed funds	584	593	1,120	1,240

Total interest expense	2,644	3,030	5,413	6,088

Net interest income	6,372	6,562	12,844	13,664

Provision for loan losses	(575)	876	(149)	2,408

Net interest income after provision for loan losses	6,947	5,686	12,993	11,256

Deposit service charges	1,196	1,297	2,395	2,598
Net securities gains	286	125	489	567
Other noninterest income	968	1,029	1,908	2,024

Total noninterest income	2,450	2,451	4,792	5,189

Salaries, benefits and other personnel expense	3,417	3,333	6,782	6,649
Premises and fixed assets expense	1,202	1,069	2,379	2,147
Other noninterest expense	2,751	1,737	4,572	3,365

Total noninterest expense	7,370	6,139	13,733	12,161

Income before income taxes	2,027	1,998	4,052	4,284

Provision for income taxes	588	623	1,155	1,285

Net income	$1,439	$1,375	$2,897	$2,999

Basic weighted average number of shares	5,573,118	5,562,802	5,568,804	5,562,802
Diluted weighted average number of shares	5,596,566	5,591,952	5,592,428	5,583,531
Basic net income per share	$0.26	$0.25	$0.52	$0.54
Diluted net income per share	$0.26	$0.25	$0.52	$0.54
Dividends per share	$0.11	$0.11	$0.22	$0.22

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	In Thousands (Unaudited) Three Months Ended June 30, 2004		In Thousands (Unaudited) Six Months Ended June 30, 2004
	2004	2003	2004	2003
Net income	$1,439	$1,375	$2,897	$2,999
Other comprehensive income:
Unrealized (losses) gains on securities available for sale during the period	(6,817)	560	(5,353)	158
Less: reclassification adjustment for net gains included in net income	286	125	489	567

Other comprehensive (loss) income	(7,103)	435	(5,842)	(409)
Income tax (benefit) provision related to items of other comprehensive (loss) income	(2,621)	133	(2,156)	(125)

Other comprehensive (loss) income, net of tax	(4,482)	302	(3,686)	(284)

Comprehensive (loss) income, net of tax	$(3,043)	$1,677	$(789)	$2,715

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST COMPANY., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	In Thousands (Unaudited)
	Six Months Ended June 30,
	2004	2003
Cash provided by operating activities	$2,603	$6,323

Cash flow from investing activities
Proceeds from sales of investment securities	64,164	47,261
Proceeds from maturities and calls of investment securities	37,363	33,031
Purchases of investment securities	(111,542)	(92,798)
Net decrease in loans	19,817	8,897
Purchases of bank premises and equipment	(943)	(1,238)
Proceeds from sale of bank premises and equipment	35	8
Proceeds from sale of other real estate	1,030	514

Net cash provided by / (used in) investing activities	9,924	(4,325)

Cash flow from financing activities
Net (decrease) increase in deposits	(4,434)	36,060
Net decrease in borrowed funds	(9,150)	(10,648)
Contributions to defined benefit pension plan	(2,336)	—
Dividends paid	(1,124)	(1,225)

Net cash (used in) / provided by financing activities	(17,044)	24,187

Net (decrease) increase in cash and cash equivalents	(4,517)	26,185
Cash and cash equivalents at beginning of period	59,481	37,583

Cash and cash equivalents at end of period	$54,964	$63,768

Cash paid for interest	$5,638	$6,254

Cash paid for income taxes	$519	$1,075

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

Commitments and Contingencies:

BancTrust and its subsidiaries are from time to time defendants in legal actions arising from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at June 30, 2004 will have a materially adverse effect on BancTrust’s financial statements.

Earnings Per Share (“EPS”):

The following table reflects the reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation for the three and six months ended June 30, 2004 and 2003 respectively (in thousands, except per share data):

	Three months ended June 30, 2004			Six months ended June 30, 2004
	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
Basic EPS
Income available to common stockholders	$1,439	5,573	$0.26	$2,897	5,569	$0.52
Effect of dilutive securities
Stock options		24			23

Diluted EPS	$1,439	5,597	$0.26	$2,897	5,592	$0.52

	Three months ended June 30, 2003			Six months ended June 30, 2003
	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
Basic EPS
Income available to common stockholders	$1,375	5,563	$0.25	$2,999	5,563	$0.54
Effect of dilutive securities
Stock options		29			21

Diluted EPS	$1,375	5,592	$0.25	$2,999	5,584	$0.54

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

At June 30, 2004, BancTrust had not issued stock options in 2004 to any of its executives or directors. The majority of stock options granted by BancTrust in 2003 become fully vested after a one year period.

BancTrust’s actual and pro forma information follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net income:
As reported	$1,439	$1,375	$2,897	$2,999
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of tax	(123)	(70)	(123)	(99)

Pro forma net income	$1,316	$1,305	$2,774	$2,899

Basic earnings per share:
As reported	$0.26	$0.25	$0.52	$0.54
Pro forma	$0.24	$0.23	$0.50	$0.52
Diluted earnings per share:
As reported	$0.26	$0.25	$0.52	$0.54
Pro forma	$0.24	$0.23	$0.50	$0.52

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

BancTrust adopted the provisions of FIN 46 effective December 31, 2003. Consequently, BancTrust has consolidated its financial statements with those of a low income housing project to which it is a limited partner, and entitled to 99% of its operating income or losses. For this project, total assets are approximately $2.2 million as of June 30, 2004 and BancTrust’s maximum exposure to loss is $1.1 million.

Exposure:

Total partners’ equity	$674,158
Total loan held by BancTrust	429,584

1,103,742

Pension Plan:

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pension and Postretirement Benefits. This statement requires additional disclosures about the assets, obligations, and cash flows of defined benefit pension and postretirement plans, as well as the expense recorded for such plans. BancTrust and its subsidiaries are participants in a pension plan that covers most employees who have met certain age and length of service requirements. The plan provides benefits based on final average earnings, covered compensation and years of benefit service. BancTrust’s policy is to contribute annually an amount that can be deducted for federal income tax purposes using the projected unit credit method. BancTrust assesses its funded position quarterly. Actuarial computations for financial reporting purposes are based on the projected unit credit method. Pension expense is recorded based on estimates until the final actuarially determined cost is known. The components of the net periodic benefit cost for the three and six months ended June 30, 2004 and 2003 are shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Service cost	$176	$132	$347	$263
Interest cost	178	128	351	257
Expected return on plan assets	(192)	(100)	(335)	(199)
Amortization of net (gain) loss	31	20	61	40
Amortization of prior service cost	(8)	(5)	(14)	(11)
Amortization of transition (asset) obligation	—	—	—	—

Net periodic benefit cost	$185	$175	$410	$350

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

Financial Guarantees:

Standby letters of credit are commitments issued by BancTrust to guarantee the performance of a customer to a third party. The total amount of standby letters of credit with off-balance sheet risks as of June 30, 2004 was $23,374,000. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risks involved in issuing letters of credit are essentially the same as those associated with extending loan facilities to customers. BancTrust holds various assets as collateral supporting those commitments for which collateral is deemed necessary. FIN 45 requires the fair value of these commitments be recorded as of January 1, 2003. The fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. The amount recorded on the balance sheet as of June 30, 2004 was not material to BancTrust’s consolidated financial condition.

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

CRITICAL ACCOUNTING POLICIES

BancTrust adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of its financial statements. Significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2003 as filed in BancTrust’s annual report on Form 10-K.

Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities. Management considers these accounting policies to be critical accounting policies. The judgments and assumptions used are based on historical experience and other factors, which management believes are reasonable under the circumstances. Because of the nature of the judgments and assumptions management makes, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of BancTrust’s assets and liabilities and results of operations.

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

FINANCIAL CONDITION

Cash and Cash Equivalents

At June 30, 2004, cash and cash equivalents had decreased to $54,964,000, compared to $59,481,000 at December 31, 2003. Reductions in deposits (see “Deposits”) and borrowed funds (see “Liquidity”), as well as increases in investment securities (see “Investments”) are the primary factors that contributed to the decrease in cash and cash equivalents. Cash and cash equivalents primarily consist of cash and due from banks, combined with federal funds sold and securities purchased under agreements to resell. At June 30, 2004, cash and due from banks totaled $39,964,000 compared to $57,433,000 at December 31, 2003. BancTrust held $15,000,0000 of federal funds sold or securities purchased under agreements to resell at June 30, 2004 compared to $2,048,000 at December 31, 2003.

Investments

At June 30, 2004, investment securities totaled $229,568,000 compared to $225,135,000 at December 31, 2003.

BancTrust participates in the Security for Alabama Funds Enhancement (“SAFE”) program. Under this program, banks that hold deposits of the State of Alabama, or deposits of SAFE member municipalities within the State of Alabama, must pledge qualifying securities (typically United States Treasury or Agency debt instruments) as collateral for those amounts that exceed the FDIC insurable limit. At June 30, 2004 BancTrust had securities totaling $106,954,000 pledged to the Treasurer of the State of Alabama under the SAFE program.

At year-end 2003, and at June 30, 2004, the entire investment securities portfolio was classified as “available-for-sale”, resulting in the portfolio being marked-to-market. At December 31, 2003, the portfolio had a net unrealized gain (net of taxes) of $643,000 compared to a net unrealized loss (net of taxes) of $3,043,000 at June 30, 2004. Significant increases in market interest rates between December 31, 2003 and June 30, 2004 were the primary cause of the large fluctuation from a net unrealized gain (net of taxes) to a net unrealized loss (net of taxes).

Loans

Total loans, net of the unearned discount, decreased $19,678,000 to $441,727,000 at June 30, 2004, from $461,405,000 at December 31, 2003. Several large commercial credits were repaid or otherwise disposed of, that when combined with soft overall loan demand between December 31, 2003 and June 30, 2004, accounted for the reduction in total loans, net of the unearned discount. BancTrust continues to place emphasis on originating loans secured by real estate, as well as loans to commercial and industrial interests. Particular emphasis is placed on originating commercial real estate loans. The following table indicates each of the major loan categories of BancTrust, and the change in volume of each when comparing June 30, 2004 to December 31, 2003.

	June 30, 2004	December 31, 2003	Change
	(In thousands)
Commercial and industrial	$117,956	$127,703	$(9,747)
Real estate - mortgage
Commercial	192,616	191,772	844
Residential	84,946	89,308	(4,362)
Personal	45,502	51,765	(6,263)
Overdrafts and credit line	1,501	1,790	(289)

Total loans	442,521	462,338	(19,817)
Less:
Unearned discount	794	933	(139)

Total loans, net of the unearned discount	$441,727	$461,405	$(19,678)

Commercial and industrial loans declined from $127,703,000 at December 31, 2003 to $117,956,000 at June 30, 2004. Soft demand for and significant customer repayments of commercial and industrial loans were the primary contributing factors to this decline.

Real estate loans decreased $3,518,000, to $277,562,000 at June 30, 2004, from $281,080,000 at December 31, 2003. Demand for new real estate loans has not been sufficient to offset the repayment frequency of existing real estate loans within the portfolio.

Commercial real estate loans increased slightly, while residential real estate loans declined. Management attributes this decline primarily to customer refinancing of existing mortgage loans, in order to benefit from the interest rate environment, which was at historically low levels. While BancTrust does market long term fixed rate residential mortgage products, it does not retain these loans in its portfolio. Typically, BancTrust will sell long term fixed rate residential mortgage loans it originates, while retaining a fee. Accordingly, the residential real estate mortgage loan portfolio of BancTrust has continued to decline.

Personal loans decreased from $51,765,000 at December 31, 2003 to $45,502,000 at June 30, 2004. Both increased competition from alternative sources of credit and an increased level in denials of personal loan applications were the primary causes of the decrease in the personal loan portfolio. Alternative sources of credit primarily include credit cards and finance companies. BancTrust continues to decline a significant portion of personal loan applications, due in large part to existing debt levels of personal loan applicants.

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

Management monitors and evaluates all loans in an effort to identify those which currently possess, or otherwise indicate characteristics of weakness, potential weakness or non-conformity with their original terms. A loan is evaluated in light of its performance against its original stated terms, the fair market value of the collateral securing the loan, known or anticipated economic events and or trends, and the on-going credit worthiness of the borrower and any guarantor. If when a loan is evaluated, there is determined to be a deficiency (or deficiencies) in any of the aforementioned areas, the loan is added to a list of loans which are subject to heightened scrutiny, and for which additional loss reserves are maintained, depending on the magnitude of the deficiencies. The loan continues to be monitored closely, which may include modifications through negotiations with the borrower. Such modifications may include, but are not limited to, the assignment of additional collateral, the modification of repayment terms and the procurement of a guarantor. Only after the loan has been paid back in full, or performs in a favorable manner for a sustained period of time with all identified deficiencies having been duly discharged and documented, will the loan no longer receive the exceptionally close and frequent monitoring previously described.

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

The second reserve area is the general allowance for loan pools, which is assessed by applying loan loss allowance factors to groups of loans within the portfolio that have similar characteristics. This part of the methodology is governed by SFAS 5. The general allowance factors are based upon recent and historical charge-off experience and are typically applied to the portfolio by loan type. Historical loss analyses provide the basis for factors used for homogenous pools of smaller loans, such as residential real estate and other consumer loan categories which are not evaluated based on individual risk ratings but almost entirely based on historical losses. The statistics used in this analysis of this second reserve element are adjusted quarterly based on loss trends and risk rating migrations.

At June 30, 2004, BancTrust’s allowance for loan losses had a balance of $10,684,000, as compared to $11,995,000 at December 31, 2003. The ratio of the allowance to total loans, net of the unearned discount, was 2.42% and 2.60% at June 30, 2004 and December 31, 2003, respectively. As a percentage of total loans, net of the unearned discount, non-accruing loans increased to .78% at June 30, 2004, compared to .48% at December 31, 2003. The coverage of the allowance to non-accruing loans was 309% and 544% at June 30, 2004 and December 31, 2003, respectively.

Loans requiring special attention because of potential weakness (“special attention loans”) decreased to $51,363,000 at June 30, 2004 from $57,449,000 at December 31, 2003. Management believes strongly that this reduction in special attention loans is primarily attributable to its intensive efforts and focus on the credit administration area. It is the intent of management to continually endeavor to reduce special attention loans, while maintaining adequate and profitable loan relationships with its customers. Special attention loans are comprised of those loans classified as “substandard” or “doubtful”, within the classification process used by BancTrust in its loan review function. At June 30, 2004, approximately $6,571,000 of the $10,684,000 allowance for loan losses was allocated to special attention loans. The following table indicates the loan charge off and recovery activity of BancTrust for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2004	2003	2004	2003
	(In Thousands)		(In Thousands)
Loans charged-off	$1,246	$1,156	$1,885	$2,037
Recoveries of loans previously charged off	(324)	(1,002)	(723)	(1,337)

Net loans charged-off	$922	$154	$1,162	$700

Deposits

Total deposits at June 30, 2004 were $639,323,000, representing a $4,434,000 decrease from the December 31, 2003 total of $643,757,000. Noninterest bearing deposits (primarily checking accounts) increased slightly to $74,761,000 at June 30, 2004 from $74,254,000 at December 31, 2003. Interest bearing deposits decreased to $564,562,000 at June 30, 2004 from $569,503,000 at December 31, 2003. BancTrust experienced increases in interest bearing checking and savings deposits, which were more than offset by decreases in time deposits from December 31, 2003 to June 30, 2004. At June 30, 2004, interest bearing checking and savings deposits totaled $258,067,000 compared to $249,194,000 at December 31, 2003. Management believes the increase in interest bearing checking and savings deposits was primarily attributable to some of BancTrust’s customers maintaining funds in interest earning accounts where they are readily accessible, rather than placing them in stated term accounts such as certificates of deposit.

Time deposits at June 30, 2004 totaled $306,495,000, compared to $320,309,000 at December 31, 2003. Management believes this decrease represents a shift of funds from time deposits into other deposit types, as well as a transfer of time deposit funds out of BancTrust by customers as performance levels of the securities markets continue to improve. BancTrust was in receipt of approximately $30,000,000 of brokered deposits at each of December 31, 2003 and June 30, 2004. Brokered deposits are more likely to be withdrawn from BancTrust upon maturity than other more traditional types of deposits. These deposits are fully insured by the Federal Deposit Insurance Corporation and are deployed by management to meet short-term funding needs.

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

The asset items that are BancTrust’s primary sources of liquidity are cash and cash equivalents (see - “Cash and Cash Equivalents”). Also, the asset base provides liquidity through interest and fee income on loans, loan repayments and the maturity or sales of other earning assets, such as securities. BancTrust’s securities are generally high grade and exchange traded. At June 30, 2004, the entire investment securities portfolio of BancTrust was classified as available-for-sale (see - “Investments”).

The liability base provides liquidity through deposit growth, the rollover of maturing deposits and accessibility to external sources of funds, (“borrowed funds”). Borrowed funds primarily consist of advances from the FHLB. At June 30, 2004, borrowed funds totaled $48,137,000 compared to $56,690,000 at December 31, 2003. In May and June, 2004, BancTrust repaid two advances to the FHLB that together totaled $7,500,000, thereby accounting for the majority of the total decrease in borrowed funds.

BancTrust has several available sources from which to borrow funds. The predominant source of borrowed funds utilized by BancTrust is the FHLB. At June 30, 2004, BancTrust had borrowed from FHLB, $47,039,000. When combined with approximately $18,500,000 of guarantees on commercial letters of credit provided by the FHLB, BancTrust had approximately $65,539,000 of active credit facilities at the FHLB on June 30, 2004. Total credit facilities available to BancTrust at the FHLB totaled approximately $71,657,000 on June 30, 2004. BancTrust had unused federal funds lines of credit with correspondent financial institutions of approximately $50,000,000 at June 30, 2004.

Stockholders’ Equity and Regulatory Capital

At June 30, 2004, total stockholders’ equity was $70,913,000 compared to $72,779,000 at December 31, 2003. This change represents a decrease of $1,866,000 that is accounted for as follows: net income - $2,897,000, dividends declared and paid - $1,225,000, common stock issued - $148,000 and a decrease in accumulated other comprehensive income, net of tax of $3,686,000. Net income and common stock issued had the effect of increasing stockholders’ equity, while dividends declared and paid as well as the decrease in accumulated other comprehensive income, net of tax had the effect of lowering stockholders’ equity.

The market values of investment securities are based on quoted market values and are significantly affected by the interest rate environment. At June 30, 2004, the effect on stockholders’ equity of net unrealized losses in BancTrust’s investment securities portfolio was a negative $3,043,000, net of the related tax effect. Market values of investment securities within BancTrust’s portfolio are compared against the amortized costs of those same securities in determining the net unrealized losses or gains to be recorded in stockholders’ equity. Management believes the net unrealized losses recorded at June 30, 2004 are temporary because of acceptable investment grades within the securities portfolio and the majority of securities have repayment sources of principal and interest that are primarily government backed or government sponsored.

Risk-based capital regulations require all bank holding companies and banks to achieve and maintain a minimum total capital to risk based assets ratio of 8%, at least half of which must be in the form of Tier 1 capital (consisting of stockholders’ equity less goodwill, other qualifying intangible assets and allowance for loan losses). The following table indicates the risk-based capital ratios of BancTrust and Peoples Bank at June 30, 2004.

	Risk-Based Capital Ratios & Leverage Ratios As of June 30, 2004
	Dollars in Thousands
	BancTrust		Peoples Bank
RISK-BASED CAPITAL RATIOS
Tier 1 Capital	$67,139	13.03%	$65,213	12.68%
Tier 1 Capital – Minimum Required	20,612	4.00%	20,564	4.00%

Excess	$46,527	9.03%	$44,649	8.68%

Total Capital	$73,634	14.29%	$71,692	13.95%
Total Capital – Minimum Required	41,223	8.00%	41,128	8.00%

Excess	$32,411	6.29%	$30,564	5.95%

Net risk-weighted assets	$515,292		$514,103

LEVERAGE RATIOS
Total Tier 1 Capital	$67,139	8.83%	$65,213	8.58%
Minimum Leverage Requirement	30,427	4.00%	30,390	4.00%

Excess	$36,712	4.83%	$34,823	4.58%

Average Total Assets for leverage capital purposes,	$760,681		$759,760

Interest Rate Risk

The profitability of most financial institutions, including BancTrust, is greatly dependent on net interest income. Given this, management believes changes in interest rates impact BancTrust’s profitability to a greater extent than the effects of general inflation levels. Interest rates do not always move with the same magnitude, or in the same direction, as inflation. When interest-earning assets are repricing to market rate levels at a different pace than interest-bearing liabilities, net interest income is affected either positively or negatively, depending on the direction market rates are moving. When interest rates are volatile, liquidity and maturity of BancTrust’s assets and liabilities is crucial in maintaining desired performance levels. Interest rates are sensitive to many factors, including Federal Reserve monetary policies and domestic and international economic conditions such as inflation, recession, unemployment, money supply and government borrowing. Other factors beyond management’s control may also affect interest rates. Management is unable to predict the future of interest rate movements; therefore, management attempts to strike a relative balance between the interest rate sensitivity of earning assets and interest bearing liabilities. This strategy is designed to protect BancTrust’s profitability against radical shifts in interest rate levels.

The process of measuring, compiling and analyzing the maturity and repricing dynamics of interest sensitive assets and interest sensitive liabilities is referred to as “asset liability management” (“ALM”). BancTrust has established an ALCO (see - “Liquidity”), consisting of executive management and the Principal Accounting Officer. The ALCO is responsible for ensuring that the relationship of interest sensitive assets and liabilities, as defined by their respective maturity and repricing characteristics, does not become so mismatched as to expose BancTrust to unacceptable levels of risk in the areas of equity capital valuation, earnings or liquidity. ALCO achieves its objectives via regular meetings where various data relating to specific liquidity and interest rate issues are presented and discussed. At least quarterly, ALCO utilizes an interest rate risk computer model which compiles the detailed repricing and maturity characteristics of BancTrust’s interest sensitive instruments (both assets and liabilities), and produces various reports and supporting detail, which indicate BancTrust’s overall interest rate risk status.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004. Compared to Three Months Ended June 30, 2003.

Like many financial institutions, the profitability of BancTrust is largely dependent on the net interest income it is able to generate. Simply stated, net interest income is the difference between the interest earned on loans and investments (“interest earning assets”), and the interest expense paid on deposits and borrowings (“interest bearing liabilities”). While overall market interest rates increased during the three months ended June 30, 2004 (“2004 quarter”), BancTrust’s net interest income was lower than during the three months ended June 30, 2003 (“2003 quarter”). The primary reason for this is that yields realized on earning assets and costs realized on interest bearing liabilities typically lag movements in market interest rates to varying extents, depending on the repricing characteristics of BancTrust’s interest sensitive balance sheet components (see – “Interest Rate Risk”).

Interest income for the 2004 quarter totaled $9,016,000. For the 2003 quarter interest income totaled $9,592,000. This decrease is primarily due to a decrease in the average yield earned on interest-earning assets. As BancTrust continued to experience relatively soft loan demand in the 2004 quarter (see - “Loans”), available funds were deployed in the lower yielding short-term investments and investment securities portfolios. In the 2004 quarter, the average annual yield earned on interest-earning assets was 5.05%, compared to 5.44% for the 2003 quarter. For the 2004 and 2003 quarters, the average volume of interest-earning assets totaled $715,806,000 and $707,320,000, respectively.

Interest income earned on investment securities in the 2004 quarter totaled $1,989,000, compared to $1,454,000 for the 2003 quarter. The investment securities portfolio earned an average annual yield of 3.34% on average volume of $239,231,000 in the 2004 quarter, and 3.36% on average volume of $173,880,000 in the 2003 quarter. Given the soft demand for loans, available funds were placed in the investment securities portfolio in order to earn higher rates of return than would have been earned had the funds been placed in, or remained in, cash equivalent instruments such as federal funds sold or securities purchased under agreements to resell. Consequently, the average balance of investment securities increased.

Interest and fee income earned on loans totaled $6,913,000 in the 2004 quarter, which was a decrease from the 2003 quarter total of $8,068,000. This decrease is attributable to reductions in both the average annual yield earned, and the average volume of loans in the 2004 quarter compared to the 2003 quarter. In the 2004 quarter, the loan portfolio generated an average annual yield of 6.18% on average volume of $448,542,000. In the 2003 quarter, the loan portfolio generated an average annual yield of 6.55% on average volume of $494,092,000. While market rates of interest generally rose during the 2004 quarter, the majority of loans in BancTrust’s portfolio bear rates of interest from previous points in time when they were originated and when interest rates were at historically low levels and in a general state of decline. Consequently, the yield earned on loans in the 2004 quarter was lower than in the 2003 quarter. The decrease in the average volume of loans was primarily attributable to continued soft loan demand (see - “Loans”).

In the 2004 quarter, interest and fee income on real estate loans totaled $4,247,000 compared to $4,730,000 in the 2003 quarter. This reduction is attributable to decreases in both the average annual yield earned on real estate loans and the average volume of real estate loans from the 2003 quarter to the 2004 quarter. In the 2004 quarter, real estate loans earned an average annual yield of 6.15% on average volume of $276,953,000. In the 2003 quarter, the average annual yield earned was 6.50% on average volume of $292,042,000. The primary reason for the reduction in the average annual yield earned between the two quarters is that the majority of real estate loans in BancTrust’s portfolio were originated when market rates of interest were at historically low levels and in a general state of decline. Consequently, the yields earned on real estate loans in the 2004 quarter were lower than in the 2003 quarter. The decrease in the average volume of real estate loans was primarily attributable to lower demand levels (see -“Loans”).

Interest and fee income on business loans totaled $1,595,000 in the 2004 quarter, and $1,936,000 in the 2003 quarter. Decreases in the average volume of business loans was the primary cause for the reduction in interest and fee income earned, as the average annual yield remained unchanged. Business loans earned an average annual yield of 5.36% in both the 2004 and 2003 quarters on average volume of $119,408,000 and $144,932,000 for the same periods respectively. Soft loan demand (see - “Loans”) contributed to the lower average balance of business loans.

Interest and fee income on personal loans totaled $1,072,000 and $1,401,000 for the 2004 and 2003 quarters, respectively. This decrease was the result of declines in both the average annual yield earned and average volume in the 2004 quarter compared to the 2003 quarter. In the 2004 quarter, personal loans earned an average annual yield of 8.24% on an average volume of $52,181,000. In the 2003 quarter, personal loans earned an average annual yield of 9.84% on an average volume of $57,118,000. Lower market interest rates, as well as fewer personal loan originations (see – “Loans”) contributed to lower yields and average volumes in the 2004 quarter.

Interest expense on deposits in the 2004 quarter totaled $2,060,000, compared to $2,437,000 for the 2003 quarter. The largest factor in this reduction was the average annual rate of interest paid on interest bearing deposits between the two quarters. In the 2004 quarter, the average annual rate of interest paid on interest bearing deposits was 1.48%, compared to 1.76% in the 2003 quarter. The average volume of interest bearing deposits increased in the 2004 quarter compared to the 2003 quarter. In the 2004 quarter, the average volume of interest bearing deposits totaled $559,133,000 and in the 2003 quarter totaled $554,578,000. While market rates of interest increased during the 2004 quarter, the majority of BancTrust’s interest bearing deposit accounts bore interest rates that were set when market interest rates were at historically low levels, and in a general state of decline. Consequently, the average rate of interest paid on interest bearing deposits in the 2004 quarter was lower than in the 2003 quarter.

Interest expense on borrowed funds, including federal funds purchased and securities sold under agreements to repurchase, totaled $584,000 in the 2004 quarter and $593,000 in the 2003 quarter. In the 2004 and 2003 quarters, the average annual rate of interest paid on borrowed funds was 4.47% and 4.16%, respectively. The average volume of borrowed funds for the 2004 and 2003 quarters was $52,627,000 and $57,130,000, respectively. BancTrust repaid $7,500,000 of FHLB advances in 2004 quarter (see - “Liquidity”) that had a weighted average interest rate of less than 2%, thereby accounting for the majority of the aforementioned increase in average annual rate of interest paid on borrowed funds in the 2004 quarter.

The resulting net interest income for the 2004 quarter totaled $6,372,000, compared to $6,562,000 for the 2003 quarter. When expressed as an average annual rate, net interest income as a percent of average earning assets is referred to as the “net interest margin”. The net interest margin for the 2004 quarter was 3.57%, compared to 3.72% for the 2003 quarter. The following table illustrates the changes, and causes of those changes, in the primary components of net interest income for the 2004 quarter compared to the 2003 quarter.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE

for the three months ended June 30, 2004

(In Thousands)

	2004 Compared to 2003
	Total	Changes in Volume (1)	Changes in Rates (1)	Mix (1)
Interest income on:
Loans	$(1,155)	$(746)	$(451)	$42
Investment securities	535	547	(9)	(3)
Federal funds sold and securities purchases under agreements to resell	44	(20)	90	(26)

Total interest income	$(576)	$(219)	$(370)	$13

Interest expense on:
Interest bearing deposits	$(377)	$20	$(394)	$(3)
Borrowed funds	(9)	(35)	29	(3)

Total interest expense	$(386)	$(15)	$(365)	$(6)
Net change in net interest income before loan losses	$(190)

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Changes in Volume = change in volume times old rate. Changes in Rates = change in rate times old volume. The mix change = change in volume times change in rate.

Typically, the provision for loan losses has the effect of reducing income, as it represents charges against income in the form of necessary additions to the allowance for loan losses during a given period (see – “Allowance for Loan Losses”). In the 2004 quarter however, the provision for loan losses was a negative $575,000 (the provision had an increasing effect on income) compared to a positive $876,000 in the 2003 quarter. The primary reason for the overall reduction in the provision for loan losses is that loan quality has improved in light of the intensive efforts and resources allocated by management to the credit function of BancTrust. Specifically, the provision for loan losses was a negative amount in the 2004 quarter because BancTrust sold a large commercial loan that had approximately $760,000 reserved against it within the allowance for loan losses. Upon the disposition of this loan, its reserve amount was removed from the allowance for loan losses via a negative charge to provision, which had the effect of increasing income.

Deposit service charges totaled $1,196,000 in the 2004 quarter, and $1,297,000 in the 2003 quarter. Management believes that this reduction is at least partially attributable to many customers maintaining generally higher balances in transaction accounts (see - “Deposits”), thereby reducing or avoiding some service charges. Realized gains on securities sold totaled $286,000 in the 2004 quarter and $125,000 in the 2003 quarter. Other noninterest income totaled $968,000 in the 2004 quarter and $1,029,000 in the 2003 quarter.

Noninterest expense increased from $6,139,000 in the 2003 quarter to $7,370,000 in the 2004 quarter. Salaries, benefits and other personnel expense increased from $3,333,000 in the 2003 quarter to $3,417,000 in the 2004 quarter, primarily as a result of personnel additions and increased expense associated with BancTrust’s defined benefit pension plan (see - “Notes to the Unaudited Condensed Consolidated Financial Statements”). Premises and fixed assets expense increased from $1,069,000 in the 2003 quarter to $1,202,000 in the 2004 quarter. Expenses associated with network upgrades accounted for some of the increase in premises and fixed assets expense, as did depreciation expense associated with various premises and equipment upgrades performed after the 2003 quarter.

Other noninterest expense increased significantly from $1,737,000 in the 2003 quarter to $2,751,000 in the 2004 quarter. The majority of this increase is accounted for in approximately $550,000 of loss realized on the sale of a large commercial loan, which produced the aforementioned negative provision for loan losses and $330,000 of losses realized on the disposition of properties out of BancTrust’s other real estate owned portfolio. Increases in certain outside service fees, insurance premiums and sales and use taxes accounted for the balance of the increase in other noninterest expense between the 2003 and 2004 quarters.

Six months Ended June 30, 2004 Compared to Six months Ended June 30, 2003.

As was the case when comparing the 2004 quarter to the 2003 quarter, and for principally the same reasons, BancTrust’s net interest income for the six months ended June 30, 2004 (“YTD 2004”) was lower than during the six months ended June 30, 2003 (“YTD 2003”).

Interest income for YTD 2004 totaled $18,257,000. For YTD 2003 interest income totaled $19,752,000. This decrease is primarily due to a decrease in the average yield earned on interest-earning assets. As BancTrust continued to experience relatively soft loan demand in YTD 2004 (see - “Loans”), available funds were deployed in the lower yielding short-term investments and investment securities portfolios. In YTD 2004, the average annual yield earned on interest-earning assets was 5.06%, compared to 5.70% for YTD 2003. For YTD 2004 and YTD 2003, the average volume of interest-earning assets totaled $723,232,000 and $699,318,000, respectively.

Interest income earned on investment securities in YTD 2004 totaled $3,929,000, compared to $2,997,000 for YTD 2003. The investment securities portfolio earned an average annual yield of 3.39% on average volume of $232,740,000 in YTD 2004, and 3.51% on average volume of $172,245,000 in YTD 2003. Given the soft demand for loans, available funds were placed in the investment securities portfolio in order to earn higher rates of return than would have been earned had the funds been placed in, or remained in, cash equivalent instruments such as federal funds sold or securities purchased under agreements to resell. Consequently, the average balance of investment securities increased.

Interest and fee income earned on loans totaled $14,093,000 in YTD 2004, which was a decrease from the YTD 2003 total of $16,565,000. This decrease is attributable to reductions in both the average annual yield earned, and the average volume of loans in YTD 2004 compared to YTD 2003. In YTD 2004, the loan portfolio generated an average annual yield of 6.25% on average volume of $452,566,000. In YTD 2003, the loan portfolio generated an average annual yield of 6.72% on average volume of $497,233,000. While market rates of interest generally rose during YTD 2004, the majority of loans in BancTrust’s portfolio bear rates of interest from previous points in time when they were originated and when interest rates were at historically low levels and in a general state of decline. Consequently, the yield earned on loans in YTD 2004 was lower than in YTD 2003. The decrease in the average volume of loans was primarily attributable to continued soft loan demand (see - “Loans”).

In YTD 2004, interest and fee income on real estate loans totaled $8,596,000 compared to $9,659,000 in YTD 2003. This reduction is attributable to decreases in both the average annual yield earned on real estate loans and the average volume of real estate loans from YTD 2003 to YTD 2004. In YTD 2004, real estate loans earned an average annual yield of 6.23% on average volume of $276,889,000. In YTD 2003, the average annual yield earned was 6.68% on average volume of $291,724,000. The primary reason for the reduction in the average annual yield earned between the two periods is that the majority of real estate loans in BancTrust’s portfolio were originated when market rates of interest were at historically low levels and in a general state of decline. Consequently, the yields earned on real estate loans in YTD 2004 were lower than in YTD 2003. The decrease in the average volume of real estate loans was primarily attributable to lower demand levels (see - “Loans”).

Interest and fee income on business loans totaled $3,269,000 in YTD 2004, and $3,952,000 in YTD 2003. Decreases in both the average volume of business loans and the average annual yield earned contributed to the reduction. Business loans earned an average annual yield of 5.28% in YTD 2004 and on average volume of $124,107,000 and an average annual yield of 5.51% in YTD 2003 on average volume of $144,568,000. While market interest rates rose in YTD 2004, the majority of business loans in BancTrust’s portfolio were originated in periods of historically low interest rates that were in a general state of decline. Soft loan demand (see - “Loans”) contributed to the lower average balance of business loans.

Interest and fee income on personal loans totaled $2,228,000 and $2,954,000 for YTD 2004 and YTD 2003, respectively. This decrease was the result of declines in both the average annual yield earned and average volume in YTD 2004 compared to YTD 2003. In YTD 2004, personal loans earned an average annual yield of 8.66% on an average volume of $51,570,000. In YTD 2003, personal loans earned an average annual yield of 9.77% on an average volume of $60,940,000. Lower market interest rates, as well as fewer personal loan originations (see – “Loans”) contributed to lower yields and average volumes in YTD 2004.

Interest expense on deposits in YTD 2004 totaled $4,293,000, compared to $4,848,000 for YTD 2003. The largest factor in this reduction was the average annual rate of interest paid on interest bearing deposits between the two periods. In YTD 2004, the average annual rate of interest paid on interest bearing deposits was 1.52%, compared to 1.79% in YTD 2003. The average volume of interest bearing deposits increased in YTD 2004 compared to YTD 2003. In YTD 2004, the average volume of interest bearing deposits totaled $566,560,000 and in YTD 2003 totaled $546,488,000. While market rates of interest increased during YTD 2004, the majority of BancTrust’s interest bearing deposit accounts bore interest rates that were set when market interest rates were at historically low levels, and in a general state of decline. Consequently, the average rate of interest paid on interest bearing deposits in YTD 2004 was lower than in YTD 2003.

Interest expense on borrowed funds, including federal funds purchased and securities sold under agreements to repurchase, totaled $1,120,000 in YTD 2004 and $1,240,000 in YTD 2003. In YTD 2004 and YTD 2003, the average annual rate of interest paid on borrowed funds was 4.18% and 4.17%, respectively. The average volume of borrowed funds for YTD 2004 and YTD 2003 was $53,947,000 and $59,996,000, respectively. BancTrust repaid $7,500,000 of FHLB advances in YTD 2004 (see - “Liquidity”) that had a weighted average interest rate of less than 2%, thereby accounting for the majority of the aforementioned increase in average annual rate of interest paid on borrowed funds in YTD 2004.

The resulting net interest income for YTD 2004 totaled $12,844,000, compared to $13,664,000 for YTD 2003. When expressed as an average annual rate, net interest income as a percent of average earning assets is referred to as the “net interest margin”. The net interest margin for YTD 2004 was 3.56%, compared to 3.94% for YTD 2003. The following table illustrates the changes, and causes of those changes, in the primary components of net interest income for YTD 2004 compared to YTD 2003.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE

for the six months ended June 30, 2004

(In Thousands)

	2004 Compared to 2003
	Total	Changes in Volume (1)	Changes in Rates (1)	Mix (1)
Interest income on:
Loans	$(2,472)	$(1,488)	$(1,081)	$97
Investment securities	932	1,054	(90)	(32)
Federal funds sold and securities purchases under agreements to resell	45	51	(5)	(1)

Total interest income	$(1,495)	$(383)	$(1,176)	$64

Interest expense on:
Interest bearing deposits	$(555)	$178	$(707)	$(26)
Borrowed funds	(120)	(94)	(28)	2

Total interest expense	$(675)	$84	$(735)	$(24)
Net change in net interest income before loan losses	$(820)

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Changes in Volume = change in volume times old rate. Changes in Rates = change in rate times old volume. The mix change = change in volume times change in rate.

Typically, the provision for loan losses has the effect of reducing income, as it represents charges against income in the form of necessary additions to the allowance for loan losses during a given period (see – “Allowance for Loan Losses”). In YTD 2004 however, provision for loan losses was a negative $149,000 (the provision had an increasing effect on income) compared to a positive $2,408,000 (the provision had a decreasing effect on income) in YTD 2003. The primary reason for the overall reduction in the provision for loan losses is that loan quality has improved in light of the intensive efforts and resources management has allocated to the credit function of BancTrust. Specifically, the provision for loan losses was a negative amount in YTD 2004 because BancTrust sold a large commercial loan that had approximately $760,000 reserved against it within the allowance for loan losses. Upon the disposition of this loan, its reserve amount was removed from the allowance for loan losses via a negative charge to provision, which had the effect of increasing income.

Deposit service charges totaled $2,395,000 in YTD 2004, and $2,598,000 in YTD 2003. Management believes that this reduction is at least partially attributable to many customers maintaining generally higher balances in transaction accounts (see - “Deposits”), thereby reducing or avoiding some service charges. Realized gains on securities sold totaled $489,000 in YTD 2004 and $567,000 in YTD 2003. Other noninterest income totaled $1,908,000 in YTD 2004 and $2,024,000 in YTD 2003.

Noninterest expense increased from $12,161,000 in YTD 2003 to $13,733,000 in YTD 2004. Salaries, benefits and other personnel expense increased from $6,649,000 in YTD 2003 to $6,782,000 in YTD 2004, primarily as a result of personnel additions and increased expense associated with BancTrust’s defined benefit pension plan (see - “Notes to the Unaudited Condensed Consolidated Financial Statements”). Premises and fixed assets expense increased from $2,147,000 in YTD 2003 to $2,379,000 in YTD 2004. Expenses associated with various premises and network upgrades accounted for the majority of the increase in premises and fixed assets expense.

Other noninterest expense increased significantly from $3,365,000 in YTD 2003 to $4,572,000 in YTD 2004. The majority of this increase is accounted for in approximately $550,000 of loss realized on the sale of a large commercial loan, which produced the aforementioned negative provision for loan losses and $330,000 of losses realized on the disposition of properties out of BancTrust’s other real estate owned portfolio. Increases in certain outside service fees, insurance premiums and sales and use taxes accounted for the balance of the increase in other noninterest expense between YTD 2003 and YTD 2004

IMPACT OF NEW ACCOUNTING STANDARDS

See Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest sensitivity is one measure of the vulnerability of earnings to changes in the general level of interest rates. Whenever interest-earning assets reprice to market interest rates at a different pace than interest-bearing liabilities, net interest income performance will be affected favorably or unfavorably, depending on whether or not market interest rates are in a state of decline or rise. Management is unable to predict future changes in market rates and their impact on BancTrust’s profitability. At June 30, 2004, management believed that interest rates were in a general state of increase, after a prolonged period of being at historically low levels. It is these historically low levels of market interest rates that have had significant impact within the context of prior period comparisons of the results of operations of BancTrust. Management believes that the current relationship of interest-earning assets to interest-bearing liabilities provides adequate protection against any potential negative impact arising from changes in market rates of interest.

Item 4. Controls and Procedures

BancTrust carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2004, pursuant to Rule 13a – 15(b) of the Securities Exchange Act of 1934. Based on this evaluation, BancTrust’s chief executive officer and chief financial officer concluded that BancTrust’s disclosure controls and procedures, as designed and implemented, are effective in timely alerting them to material information required to be included in its periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, BancTrust reviewed its internal controls. There has been no change in BancTrust’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, BancTrust’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On May 11, 2004, BancTrust held its Annual Meeting of Shareholders at which the following matter was considered and voted on:

Proposal I – Election of Directors

NOMINEES	FOR	WITHHELD
Clyde B. Cox, Jr.	4,112,749	813,293
John Crear	4,112,749	813,293
Harry W. Gamble, Jr.	4,084,402	841,640
Ted M. Henry	4,112,749	813,293
Elam P. Holley, Jr.	4,085,147	840,895
Edith Morthland Jones	4,085,147	840,895
Thomas E. Newton	4,112,749	813,293
David Y. Pearce	4,112,749	813,293
Julius E. Talton, Jr.	4,112,749	813,293
Daniel P. Wilbanks	4,079,749	846,293

There were no abstentions or broker non-votes

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

Exhibit No. 32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Current Report on Form 8-K dated April 28, 2004, furnishing under Item 12 announcement of BancTrust’s results of operation for the quarter ended and year to date March 31, 2004.

Current Report on Form 8-K dated June 30, 2004, reporting under Item 4 announcement of BancTrust’s change in its certifying accountant and under Item 7 a letter of PricewaterhouseCoopers LLP regarding the change in certifying accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Peoples BancTrust Company, Inc.

Date: August 12, 2004	/s/ Elam P. Holley, Jr.
Elam P. Holley, Jr.
President and Chief Executive Officer

Date: August 12, 2004	/s/ Andrew C. Bearden, Jr.
Andrew C. Bearden, Jr.
Executive Vice President and Chief Financial Officer

Date: August 12, 2004	/s/ Thomas P. Wilbourne
Thomas P. Wilbourne
Vice President and Principal Accounting Officer