Form 10-Q
period 2004-09-30
PEOPLES BANCTRUST CO INC
filed 2004-11-12
CIK 762128

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of the close of business on November 8, 2004, 5,580,884 shares of the registrant’s Common Stock, par value $.10 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

THE PEOPLES BANCTRUST CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	In Thousands
	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS:
Cash and due from banks	$41,741	$57,433
Federal funds sold and securities purchased under agreements to resell	37,500	2,048

Total cash and cash equivalents	79,241	59,481

Securities available-for-sale	226,717	225,135

Loans, net of unearned discount	434,981	461,405
Allowance for loan losses	(9,396)	(11,995)

Net loans	425,585	449,410

Bank premises and equipment, net	18,045	17,093
Goodwill	6,203	6,203
Other intangible assets	715	885
Other real estate, net	2,985	2,395
Other assets	19,775	17,979

Total assets	$779,266	$778,581

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Noninterest-bearing deposits	$77,960	$74,254
Interest-bearing deposits	573,899	569,503

Total deposits	651,859	643,757
Federal funds purchased and securities sold under agreements to repurchase	—	1,816
FHLB and other borrowed funds	48,737	54,874
Other liabilities	3,773	5,355

Total liabilities	704,369	705,802

Commitments and contingencies (Note 1)	—	—

Common stock	558	556
Additional paid-in-capital	11,349	11,146
Accumulated other comprehensive (loss) income, net of tax	(278)	643
Retained earnings	63,268	60,434

Total stockholders’ equity	74,897	72,779

Total liabilities and stockholders’ equity	$779,266	$778,581

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	In Thousands, except share and per share data (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest and fees on loans	$6,873	$7,925	$20,966	$24,490
Interest and dividends on investment securities	2,079	1,388	6,008	4,385
Other interest income	163	148	398	338

Total interest income	9,115	9,461	27,372	29,213

Interest on deposits	2,311	2,400	6,604	7,248
Interest on borrowed funds	591	588	1,711	1,828

Total interest expense	2,902	2,988	8,315	9,076

Net interest income	6,213	6,473	19,057	20,137

Provision for loan losses	—	2,280	(149)	4,688

Net interest income after provision for loan losses	6,213	4,193	19,206	15,449

Deposit service charges	1,245	1,314	3,640	3,912
Net securities gains	210	403	699	970
Other noninterest income	782	1,093	2,690	3,117

Total noninterest income	2,237	2,810	7,029	7,999

Salaries, benefits and other personnel expense	3,510	3,330	10,292	9,979
Premises and fixed assets expense	1,240	1,481	3,619	3,628
Other noninterest expense	1,655	1,855	6,227	5,220

Total noninterest expense	6,405	6,666	20,138	18,827

Income before income taxes	2,045	337	6,097	4,621

Provision for income taxes	272	102	1,427	1,387

Net income	$1,773	$235	$4,670	$3,234

Basic weighted average number of shares	5,577,472	5,562,802	5,571,715	5,562,802
Diluted weighted average number of shares	5,598,472	5,589,508	5,594,917	5,586,592
Basic net income per share	$0.32	$0.04	$0.84	$0.58
Diluted net income per share	$0.32	$0.04	$0.83	$0.58
Dividends per share	$0.11	$0.11	$0.33	$0.33

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	In Thousands Three Months Ended September 30,		In Thousands Nine Months Ended September 30,
	(Unaudited)
	2004	2003	2004	2003
Net income	$1,773	$235	$4,670	$3,234
Other comprehensive income:
Unrealized gains (losses) on securities available for sale during the period	4,592	(1,247)	(761)	(1,089)
Less: reclassification adjustment for net gains included in net income	210	403	699	970

Other comprehensive income (loss)	4,382	(1,650)	(1,460)	(2,059)
Income tax provision (benefit) related to items of other comprehensive income (loss)	1,617	(503)	(539)	(628)

Other comprehensive income (loss), net of tax	2,765	(1,147)	(921)	(1,431)

Comprehensive income (loss), net of tax	$4,538	$(912)	$3,749	$1,803

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST COMPANY., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	In Thousands (Unaudited)
	Nine Months Ended September 30,
	2004	2003
Cash provided by operating activities	$1,065	$5,274

Cash flow from investing activities
Proceeds from sales of investment securities	83,214	70,352
Proceeds from maturities and calls of investment securities	40,363	64,424
Purchases of investment securities	(126,214)	(178,032)
Net decrease in loans	26,580	35,221
Purchases of bank premises and equipment	(2,497)	(1,604)
Proceeds from sale of bank premises and equipment	38	9
Proceeds from sale of other real estate	1,142	869

Net cash provided by / (used in) investing activities	22,626	(8,761)

Cash flow from financing activities
Net increase in deposits	8,102	56,553
Net decrease in borrowed funds	(7,674)	(8,696)
Contributions to defined benefit pension plan	(2,672)	(849)
Dividends paid	(1,687)	(1,861)

Net cash (used in) / provided by financing activities	(3,931)	45,147

Net increase in cash and cash equivalents	19,760	41,660
Cash and cash equivalents at beginning of period	59,481	37,583

Cash and cash equivalents at end of period	$79,241	$79,243

Cash paid for interest	$8,327	$9,125

Cash paid for income taxes	$1,519	$1,855

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

Commitments and Contingencies:

BancTrust and its subsidiaries are from time to time defendants in legal actions arising from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at September 30, 2004 will have a materially adverse effect on BancTrust’s financial statements.

Earnings Per Share (“EPS”):

The following table reflects the reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation for the three and nine months ended September 30, 2004 and 2003 respectively (in thousands, except per share data):

	Three months ended September 30, 2004			Nine months ended September 30, 2004
	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
Basic EPS
Income available to common stockholders	$1,773	5,577	$0.32	$4,670	5,572	$0.84
Effect of dilutive securities
Stock options		21			23

Diluted EPS	$1,773	5,598	$0.32	$4,670	5,595	$0.83

	Three months ended September 30, 2003			Nine months ended September 30, 2003
	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
Basic EPS
Income available to common stockholders	$235	5,563	$0.04	$3,234	5,563	$0.58
Effect of dilutive securities
Stock options		27			24

Diluted EPS	$235	5,590	$0.04	$3,234	5,587	$0.58

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

At September 30, 2004, BancTrust had not issued stock options in 2004 to any of its executives or directors. The majority of stock options granted by BancTrust in 2003 become fully vested after a one year period.

BancTrust’s actual and pro forma information follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net income:
As reported	$1,773	$235	$4,670	$3,234
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of tax	—	28	(123)	(71)

Pro forma net income	$1,773	$263	$4,547	$3,163

Basic earnings per share:
As reported	$0.32	$0.04	$0.84	$0.58
Pro forma	$0.32	$0.05	$0.82	$0.57
Diluted earnings per share:
As reported	$0.32	$0.04	$0.83	$0.58
Pro forma	$0.32	$0.05	$0.81	$0.57

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

BancTrust adopted the provisions of FIN 46 effective December 31, 2003. Consequently, BancTrust has consolidated its financial statements with those of a low income housing project to which it is a limited partner, and entitled to 99% of its operating income or losses. For this project, total assets are approximately $2.2 million as of September 30, 2004 and BancTrust’s maximum exposure to loss is $1.1 million.

Exposure:

Total partners’ equity	$653,349
Total loan held by BancTrust	425,603

1,078,952

Pension Plan:

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pension and Postretirement Benefits. This statement requires additional disclosures about the assets, obligations, and cash flows of defined benefit pension and postretirement plans, as well as the expense recorded for such plans. BancTrust and its subsidiaries are participants in a pension plan that covers most employees who have met certain age and length of service requirements. The plan provides benefits based on final average earnings, covered compensation and years of benefit service. BancTrust’s policy is to contribute annually an amount that can be deducted for federal income tax purposes using the projected unit credit method. BancTrust assesses its funded position quarterly. Actuarial computations for financial reporting purposes are based on the projected unit credit method. Pension expense is recorded based on estimates until the final actuarially determined cost is known. The components of the net periodic benefit cost for the three and nine months ended September 30, 2004 and 2003 are shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Service cost	$174	$162	$521	$425
Interest cost	175	158	526	415
Expected return on plan assets	(167)	(122)	(502)	(322)
Amortization of net (gain) loss	30	25	91	65
Amortization of prior service cost	(7)	(7)	(21)	(18)
Amortization of transition (asset) obligation	—	—	—	—

Net periodic benefit cost	$205	$215	$615	$565

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

Financial Guarantees:

Standby letters of credit are commitments issued by BancTrust to guarantee the performance of a customer to a third party. The total amount of standby letters of credit with off-balance sheet risks as of September 30, 2004 was $22,793,000. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risks involved in issuing letters of credit are essentially the same as those associated with extending loan facilities to customers. BancTrust holds various assets as collateral supporting those commitments for which collateral is deemed necessary. FIN 45 requires the fair value of these commitments be recorded as of January 1, 2003. The fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. The amount recorded on the balance sheet as of September 30, 2004 was not material to BancTrust’s consolidated financial condition.

Reclassifications:

Certain classifications within the loan portfolio included in the consolidated balance sheets for the year ended December 31, 2003 have been reclassified, with no effect on total loans or total consolidated assets, to be consistent with the classifications adopted for the nine months ended September 30, 2004.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following analysis focuses on the financial condition and results of operations of BancTrust, and should be read in conjunction with the consolidated financial statements included in this report.

Management’s discussion and analysis includes certain forward-looking statements addressing, among other things, BancTrust’s prospects for earnings, asset growth and net interest margin. Forward-looking statements are accompanied by, and identified with, such terms as “anticipates,” “believes,” “expects,” “intends,” and similar phrases. Management’s expectations for BancTrust’s future operations and financial condition necessarily involve a number of uncertainties, assumptions and estimates. Factors that could cause actual results to differ from the expectations expressed herein include, but are not limited to: substantial changes in interest rates and changes in the general economy, as well as changes in BancTrust’s strategies for credit-risk management, interest-rate risk management and investment activities. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized.

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

CRITICAL ACCOUNTING POLICIES

BancTrust has adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of its financial statements. Significant accounting policies are described in the footnotes to the consolidated financial statements in this quarterly report on Form 10-Q and at December 31, 2003 as disclosed in BancTrust’s annual report on Form 10-K.

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

FINANCIAL CONDITION

Cash and Cash Equivalents

At September 30, 2004, cash and cash equivalents had increased to $79,241,000, compared to $59,481,000 at December 31, 2003. Increases in deposits (see “Deposits”) and decreases in loans (see “Loans”) were the primary factors contributing to this increase. The increase in cash and cash equivalents was partially offset by a increase in investment securities (see “Investments”) and a decrease in borrowed funds (see “Liquidity”). Cash and cash equivalents primarily consist of cash and due from banks, combined with federal funds sold and securities purchased under agreements to resell. At September 30, 2004, cash and due from banks totaled $41,741,000 compared to $57,433,000 at December 31, 2003. BancTrust held $37,500,000 of federal funds sold and securities purchased under agreements to resell at September 30, 2004 compared to $2,048,000 at December 31, 2003.

Investments

At September 30, 2004, investment securities totaled $226,717,000 compared to $225,135,000 at December 31, 2003.

BancTrust participates in the Security for Alabama Funds Enhancement (“SAFE”) program. Under this program, banks that hold deposits of the State of Alabama, or deposits of SAFE member municipalities within the State of Alabama, must pledge qualifying securities (typically United States Treasury or Agency debt instruments) as collateral for those amounts that exceed the FDIC insurable limit. At September 30, 2004, BancTrust had securities totaling $101,947,000 pledged to the Treasurer of the State of Alabama under the SAFE program.

At year-end 2003, and at September 30, 2004, the entire investment securities portfolio was classified as “available-for-sale”, resulting in the portfolio being marked-to-market. At December 31, 2003, the portfolio had a net unrealized gain (net of taxes) of $643,000 compared to a net unrealized loss (net of taxes) of $278,000 at September 30, 2004. Increases in market interest rates between December 31, 2003 and September 30, 2004 were the primary cause of the fluctuation from a net unrealized gain (net of taxes) to a net unrealized loss (net of taxes) within the investment securities portfolio.

Loans

Total loans, net of the unearned discount, decreased $26,424,000 to $434,981,000 at September 30, 2004, from $461,405,000 at December 31, 2003. Several large commercial credits were repaid or otherwise disposed of, that when combined with soft overall loan demand between December 31, 2003 and September 30, 2004, accounted for the reduction in total loans, net of the unearned discount. BancTrust continues to place emphasis on originating loans secured by real estate, as well as loans to commercial and industrial interests. Particular interest is placed on originating loans secured by commercial real estate. The following table indicates each of the major loan categories of BancTrust, and the change in volume of each when comparing September 30, 2004 to December 31, 2003.

	September 30, 2004	December 31, 2003	Change
	(In thousands)
Commercial and industrial	$85,149	$105,599	$(20,450)
Real estate - mortgage
Commercial	217,620	213,876	3,744
Residential	83,782	89,308	(5,526)
Personal	47,745	51,765	(4,020)
Overdrafts and credit line	1,462	1,790	(328)

Total loans	435,758	462,338	(26,580)
Less:
Unearned discount	777	933	(156)

Total loans, net of the unearned discount	$434,981	$461,405	$(26,424)

Commercial and industrial loans declined from $105,599,000 at December 31, 2003 to $85,149,000 at September 30, 2004. Soft demand for, and significant customer repayments of, commercial and industrial loans were the primary contributing factors to this decline.

Real estate loans decreased $1,782,000, to $301,402,000 at September 30, 2004, from $303,184,000 at December 31, 2003. Commercial real estate loans increased slightly, while residential real estate loans declined. Management attributes this decline in residential real estate loans primarily to customer refinancing of existing mortgage loans, in order to benefit from the historically low, recent interest rate environment. While BancTrust does market long term fixed rate residential mortgage products, it does not retain these loans in its portfolio. Typically, BancTrust will sell long term fixed rate residential mortgage loans it originates, while retaining a fee. Accordingly, the residential real estate mortgage loan portfolio of BancTrust has continued to decline.

Personal loans decreased from $51,765,000 at December 31, 2003 to $47,745,000 at September 30, 2004. Both increased competition from alternative sources of credit and an increased level in denials of personal loan applications were the primary causes of the decrease in the personal loan portfolio. Alternative sources of credit primarily include credit cards and finance companies. BancTrust continues to decline a significant portion of personal loan applications, due in large part to existing debt levels of personal loan applicants.

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

Management monitors and evaluates all loans in an effort to identify those which currently possess, or otherwise indicate characteristics of weakness, potential weakness or non-conformity with their original terms. A loan is evaluated in light of its performance against its original stated terms, the fair market value of the collateral securing the loan, known or anticipated economic events and or trends, and the on-going credit worthiness of the borrower and any guarantor(s). If when a loan is evaluated, there is determined to be a deficiency (or deficiencies) in any of the aforementioned areas, the loan is added to a list of loans which are subject to heightened scrutiny, and for which additional loss reserves are maintained, depending on the magnitude of the deficiencies. The loan continues to be monitored closely, which may include modifications through negotiations with the borrower. Such modifications may include, but are not limited to, the assignment of additional collateral, the modification of repayment terms and the procurement of a guarantor. Only after the loan has been paid back in full, or performs in a favorable manner for a sustained period of time with all identified deficiencies having been duly discharged and documented, will the loan no longer receive the exceptionally close and frequent monitoring previously described.

Using input from BancTrust’s credit risk identification process, BancTrust’s credit administration area analyzes and validates the loan loss reserve methodology at least quarterly. The analysis includes specific allowances for individual loans and general allowances for certain pools of loans. The credit administration area, along with senior management, reviews and ensures the methodology is appropriate and that all risk elements have been assessed in order to determine the appropriate level of allowance for the inherent losses in the loan portfolio at each quarter end.

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

At September 30, 2004, BancTrust’s allowance for loan losses had a balance of $9,396,000, as compared to $11,995,000 at December 31, 2003. The ratio of the allowance to total loans, net of the unearned discount, was 2.16% and 2.60% at September 30, 2004 and December 31, 2003, respectively. As a percentage of total loans, net of the unearned discount, non-accruing loans increased to .69% at September 30, 2004, compared to .48% at December 31, 2003. The coverage of the allowance to non-accruing loans was 315% and 544% at September 30, 2004 and December 31, 2003, respectively.

Loans requiring special attention because of potential weakness (“special attention loans”) decreased to $41,207,000 at September 30, 2004 from $57,449,000 at December 31, 2003. Management believes that this reduction in special attention loans is primarily attributable to its intensive efforts and focus on credit administration. It is the intent of management to continually endeavor to reduce special attention loans, while maintaining adequate and profitable loan relationships with its customers. Special attention loans are comprised of those loans classified as “substandard” or “doubtful”, within the classification process used by BancTrust in its loan review function. At September 30, 2004, approximately $4,882,000 of the $9,396,000 allowance for loan losses was allocated to special attention loans. The following table indicates the loan charge-off and recovery activity of BancTrust for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)
	2004	2003	2004	2003
	(In Thousands)
Loans charged-off	$1,655	$2,540	$3,540	$4,577
Recoveries of loans previously charged-off	(367)	(257)	(1,090)	(1,594)

Net loans charged-off	$1,288	$2,283	$2,450	$2,983

Deposits

Total deposits at September 30, 2004 were $651,859,000, representing an $8,102,000 increase from the December 31, 2003 total of $643,757,000. Noninterest bearing deposits (primarily checking accounts) increased to $77,960,000 at September 30, 2004 from $74,254,000 at December 31, 2003. Interest bearing deposits increased to $573,899,000 at September 30, 2004 from $569,503,000 at December 31, 2003. BancTrust experienced increases in interest bearing checking and savings deposits, which were more than offset by decreases in time deposits from December 31, 2003 to September 30, 2004. At September 30, 2004, interest bearing checking and savings deposits totaled $268,879,000 compared to $249,194,000 at December 31, 2003. Management believes the increase in interest bearing checking and savings deposits was primarily attributable to some of BancTrust’s customers maintaining funds in readily accessible interest earning accounts, rather than placing them in stated term accounts such as certificates of deposit.

Time deposits at September 30, 2004 totaled $305,020,000, compared to $320,309,000 at December 31, 2003. Management believes this decrease represents a shift of funds from time deposits into other deposit types, as well as a transfer of time deposit funds out of BancTrust by customers as performance levels of the securities markets continue to improve. Additionally, BancTrust has not aggressively pursued time deposits within its markets as liquidity levels have remained high in light of loan reductions (see “Loans”) and increases in other deposit types. BancTrust was in receipt of approximately $30,000,000 of brokered deposits at each of December 31, 2003 and September 30, 2004. Brokered deposits are more likely to be withdrawn from BancTrust upon maturity than other more traditional types of deposits. These deposits are fully insured by the Federal Deposit Insurance Corporation and are deployed by management to meet short-term funding needs.

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

The asset items that are BancTrust’s primary sources of liquidity are cash and cash equivalents (see - “Cash and Cash Equivalents”). Also, the asset base provides liquidity through interest and fee income on loans, loan repayments and the maturity or sales of other earning assets, such as securities. BancTrust’s securities are generally high grade and exchange traded. At September 30, 2004, the entire investment securities portfolio of BancTrust was classified as available-for-sale (see - “Investments”).

The liability base provides liquidity through deposit growth, the rollover of maturing deposits and accessibility to external sources of funds, (“borrowed funds”). Borrowed funds primarily consist of advances from the Federal Home Loan Bank of Atlanta (“FHLB”). At September 30, 2004, borrowed funds totaled $48,737,000 compared to $56,690,000 at December 31, 2003. In May and June, 2004, BancTrust repaid two advances to the FHLB that together totaled $7,500,000, thereby accounting for the majority of the total decrease in borrowed funds.

BancTrust has several available sources from which to borrow funds. The predominant source of borrowed funds utilized by BancTrust is the FHLB. At September 30, 2004, BancTrust had borrowed from FHLB, $46,735,000. When combined with approximately $18,500,000 of guarantees on commercial letters of credit provided by the FHLB, BancTrust had approximately $65,235,000 of active credit facilities at the FHLB on September 30, 2004. Total credit facilities available to BancTrust at the FHLB totaled approximately $69,925,000 on September 30, 2004. BancTrust had unused federal funds lines of credit with correspondent financial institutions of approximately $50,000,000 at September 30, 2004.

Stockholders’ Equity and Regulatory Capital

At September 30, 2004, total stockholders’ equity was $74,897,000 compared to $72,779,000 at December 31, 2003. This change represents an increase of $2,118,000 that is accounted for as follows: net income - $4,670,000, dividends declared and paid - $1,837,000, common stock issued - $206,000 and a decrease in accumulated other comprehensive income, net of tax of $921,000. Net income and common stock issued had the effect of increasing stockholders’ equity, while dividends declared and paid as well as the decrease in accumulated other comprehensive income, net of tax had the effect of lowering stockholders’ equity.

The market value of investment securities is based on quoted market values and is significantly impacted by the interest rate environment. At September 30, 2004, the effect on stockholders’ equity of net unrealized losses in BancTrust’s investment securities portfolio was a negative $278,000, net of the related tax effect. Market values of investment securities within BancTrust’s portfolio are compared against the amortized costs of those same securities in determining the net unrealized losses or gains to be recorded in stockholders’ equity. Management believes the net unrealized losses recorded at September 30, 2004 are temporary because of acceptable investment grades within the securities portfolio and the majority of securities have repayment sources of principal and interest that are primarily government backed or government sponsored.

Risk-based capital regulations require all bank holding companies and banks to achieve and maintain a minimum total capital to risk based assets ratio of 8%, at least half of which must be in the form of Tier 1 capital (consisting of stockholders’ equity less goodwill, other qualifying intangible assets and allowance for loan losses). The following table indicates the risk-based capital ratios of BancTrust and Peoples Bank at September 30, 2004.

	Risk-Based Capital Ratios & Leverage Ratios As of September 30, 2004
	(Dollars in Thousands)
	BancTrust		Peoples Bank
RISK-BASED CAPITAL RATIOS
Tier 1 Capital	$68,416	13.99%	$66,235	13.62%
Tier 1 Capital – Minimum Required	19,557	4.00%	19,455	4.00%

Excess	$48,859	9.99%	$46,780	9.62%

Total Risk Based Capital	$74,579	15.25%	$72,367	14.88%
Total Risk Based Capital – Minimum Required	39,114	8.00%	38,910	8.00%

Excess	$35,465	7.25%	$33,457	6.88%

Net risk-weighted assets	$488,923		$486,369

LEVERAGE RATIOS
Total Tier 1 Capital	$68,416	8.94%	$66,235	8.67%
Minimum Leverage Requirement	30,614	4.00%	30,567	4.00%

Excess	$37,802	4.94%	$35,668	4.67%

Average Total Assets for leverage capital purposes,	$765,346		$764,170

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

The process of measuring, compiling and analyzing the maturity and repricing dynamics of interest sensitive assets and interest sensitive liabilities is referred to as “asset liability management” (“ALM”). BancTrust has established an ALCO (see “Liquidity”), consisting of executive management and the Principal Accounting Officer. The ALCO is responsible for ensuring that the relationship of interest sensitive assets and liabilities, as defined by their respective maturity and repricing characteristics, does not become so mismatched as to expose BancTrust to unacceptable levels of risk in the areas of equity capital valuation, earnings or liquidity. ALCO achieves its objectives via regular meetings where various data relating to specific liquidity and interest rate issues are presented and discussed. At least quarterly, ALCO utilizes an interest rate risk computer model which compiles the detailed repricing and maturity characteristics of BancTrust’s interest sensitive instruments (both assets and liabilities), and produces various reports and supporting detail, which indicate BancTrust’s overall interest rate risk status.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003.

Like many financial institutions, the profitability of BancTrust is largely dependent on the net interest income it is able to generate. Simply stated, net interest income is the difference between the interest earned on loans and investments (“interest earning assets”), and the interest expense paid on deposits and borrowings (“interest bearing liabilities”). While overall market interest rates increased during the three months ended September 30, 2004 (“2004 quarter”), BancTrust’s net interest income was lower than during the three months ended September 30, 2003 (“2003 quarter”). The primary reason for this is that yields realized on earning assets and costs realized on interest bearing liabilities typically lag movements in market interest rates to varying extents, depending on the repricing characteristics of BancTrust’s interest sensitive balance sheet components (see – “Interest Rate Risk”).

Interest income for the 2004 quarter totaled $9,115,000. For the 2003 quarter interest income totaled $9,461,000. This decrease is attributable to declines in both the average yield earned on interest-earning assets and the average volume of interest earning assets between the two periods. As BancTrust continued to experience relatively soft loan demand in the 2004 quarter (see - “Loans”), available funds were deployed in the lower yielding short-term investments and investment securities portfolios which contributed to lower yields. Lower average volumes of interest earning assets were primarily the result of BancTrust using short-term, highly liquid investments to repay certain borrowed funds as contractual maturities occurred. In the 2004 quarter, the average annual yield earned on interest-earning assets was 5.06%, compared to 5.22% for the 2003 quarter. For the 2004 and 2003 quarters, the average volume of interest-earning assets totaled $714,337,000 and $718,922,000, respectively.

Interest income earned on investment securities in the 2004 quarter totaled $2,079,000, compared to $1,388,000 for the 2003 quarter. The investment securities portfolio earned an average annual yield of 3.55% on average volume of $232,192,000 in the 2004 quarter, and 3.04% on average volume of $181,016,000 in the 2003 quarter. Given the soft demand for loans during the 2004 quarter, available funds were placed in the investment securities portfolio in order to earn higher rates of return than would have been earned had the funds been placed in, or remained in, cash equivalent instruments such as federal funds sold or securities purchased under agreements to resell. Consequently, the average balance of investment securities increased.

Interest and fee income earned on loans totaled $6,873,000 in the 2004 quarter, which was a decrease from the 2003 quarter total of $7,925,000. This decrease is attributable to reductions in both the average annual yield earned, and the average volume of loans in the 2004 quarter compared to the 2003 quarter. In the 2004 quarter, the loan portfolio generated an average annual yield of 6.21% on average volume of $439,457,000. In the 2003 quarter, the loan portfolio generated an average annual yield of 6.60% on average volume of $476,224,000. While market rates of interest generally rose during the 2004 quarter, the majority of loans in BancTrust’s portfolio bear rates of interest from previous points in time when they were originated and when interest rates were at historically low levels and in a general state of decline. Consequently, the yield earned on loans in the 2004 quarter was lower than in the 2003 quarter. The decrease in the average volume of loans was primarily attributable to continued soft loan demand (see - “Loans”).

In the 2004 quarter, interest and fee income on real estate loans totaled $4,820,000 compared to $5,129,000 in the 2003 quarter. This reduction is primarily attributable to a decreases in the average annual yield earned on real estate loans from the 2003 quarter to the 2004 quarter. In the 2004 quarter, real estate loans earned an average annual yield of 6.30% on average volume of $303,701,000. In the 2003 quarter, the average annual yield earned was 6.71% on average volume of $303,434,000. The primary reason for the reduction in the average annual yield earned between the two quarters is that the majority of real estate loans in BancTrust’s portfolio were originated when market rates of interest were at historically low levels and in a general state of decline. Consequently, the yields earned on real estate loans in the 2004 quarter were lower than in the 2003 quarter.

Interest and fee income on business loans totaled $1,042,000 in the 2004 quarter, and $1,452,000 in the 2003 quarter. Decreases in the average volume of business loans was the primary cause for the reduction in interest and fee income earned, as the average annual yield increased. Business loans earned an average annual yield of 5.07% in the 2004 quarter on average volume of $81,595,000 and 4.98% in the 2003 quarter on average volume of $115,777,000. The increased yield on business loans is primarily attributed to the fact that the prime interest rate increased three times between the 2003 and 2004 quarters. As a result, the interest rates on adjustable rate business loans that were tied to prime increased as well. Soft loan demand (see - “Loans”) contributed to the lower average balance of business loans.

Interest and fee income on personal loans totaled $1,012,000 and $1,344,000 for the 2004 and 2003 quarters, respectively. This decrease was the result of declines in both the average annual yield earned and average volume in the 2004 quarter compared to the 2003 quarter. In the 2004 quarter, personal loans earned an average annual yield of 7.42% on average volume of $54,161,000. In the 2003 quarter, personal loans earned an average annual yield of 9.35% on average volume of $57,013,000. Lower market interest rates, as well as fewer personal loan originations (see – “Loans”) contributed to lower yields and average volumes in the 2004 quarter.

Interest expense on deposits in the 2004 quarter totaled $2,311,000, compared to $2,400,000 for the 2003 quarter. The largest factor in this reduction was the average annual rate of interest paid on interest bearing deposits between the two quarters. In the 2004 quarter, the average annual rate of interest paid on interest bearing deposits was 1.60%, compared to 1.66% in the 2003 quarter. The average volume of interest bearing deposits decreased slightly to $572,446,000 in the 2004 quarter compared to $572,698,000 in the 2003 quarter. While market rates of interest increased during the 2004 quarter, the majority of BancTrust’s interest bearing deposit accounts bore interest rates that were set when market interest rates were at historically low levels, and in a general state of decline. Consequently, the average rate of interest paid on interest bearing deposits in the 2004 quarter was lower than in the 2003 quarter.

Interest expense on borrowed funds totaled $591,000 in the 2004 quarter and $588,000 in the 2003 quarter. In the 2004 and 2003 quarters, the average annual rate of interest paid on borrowed funds was 4.83% and 4.10%, respectively. The average volume of borrowed funds for the 2004 and 2003 quarters was $48,551,000 and $57,348,000, respectively. BancTrust repaid $7,500,000 of FHLB advances in the second quarter of 2004 (see - “Liquidity”) that bore a weighted average interest rate of less than 2%, thereby accounting for the majority of the aforementioned increase in average annual rate of interest paid on borrowed funds when comparing the 2004 quarter to the 2003 quarter.

The resulting net interest income for the 2004 quarter totaled $6,213,000, compared to $6,473,000 for the 2003 quarter. When expressed as an average annual rate, net interest income as a percent of average earning assets is referred to as the “net interest margin”. The net interest margin for the 2004 quarter was 3.45%, compared to 3.57% for the 2003 quarter. The following table illustrates the changes, and causes of those changes, in the primary components of net interest income for the 2004 quarter compared to the 2003 quarter.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE

for the three months ended September 30, 2004

(In Thousands)

	2004 Compared to 2003
	Total	Changes in Volume (1)	Changes in Rates (1)	Mix (1)
Interest income on:
Loans	$(1,052)	$(612)	$(477)	$37
Investment securities	691	392	233	66
Federal funds sold and securities purchases under agreements to resell	15	(45)	87	(27)

Total interest income	$(346)	$(265)	$(157)	$76

Interest expense on:
Interest bearing deposits	$(89)	$(1)	$(88)	$—
Borrowed funds	3	(67)	77	(7)

Total interest expense	$(86)	$(68)	$(11)	$(7)
Net change in net interest income before loan losses	$(260)

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Changes in Volume = change in volume times old rate. Changes in Rates = change in rate times old volume. The mix change = change in volume times change in rate.

Typically, the provision for loan losses has the effect of reducing income, as it represents charges against income in the form of necessary additions to the allowance for loan losses during a given period (see “Allowance for Loan Losses”). In the 2004 quarter however, there was no provision for loan losses charged, compared to a $2,280,000 charge in the 2003 quarter. The primary reason there was no provision for loan losses charged in the 2004 quarter is that loan quality has improved in light of the intensive efforts and resources allocated by management to the credit function of BancTrust. Analysis applied to the loan portfolio as previously described (see “Allowance for Loan Losses”) did not indicate that a provision for loan losses charge was necessary at any point during the 2004 quarter.

Deposit service charges totaled $1,245,000 in the 2004 quarter, and $1,314,000 in the 2003 quarter. Management believes that this reduction is at least partially attributable to many customers maintaining generally higher balances in transaction accounts (see - “Deposits”), thereby reducing or avoiding some service charges. Realized gains on securities sold totaled $210,000 in the 2004 quarter and $403,000 in the 2003 quarter.

Other noninterest income totaled $782,000 in the 2004 quarter and $1,093,000 in the 2003 quarter. The primary reason for the reduction in other noninterest income is that in the 2003 quarter, BancTrust realized approximately $500,000 of income from a commercial real estate property it took possession of in lieu of foreclosure that was subsequently sold in the fourth quarter of 2003.

Noninterest expense decreased from $6,666,000 in the 2003 quarter to $6,405,000 in the 2004 quarter. Salaries, benefits and other personnel expense increased from $3,330,000 in the 2003 quarter to $3,510,000 in the 2004 quarter, primarily as a result of increased expenses associated with staff additions. Premises and fixed assets expense decreased from $1,481,000 in the 2003 quarter to $1,240,000 in the 2004 quarter. The primary factors in this decrease were reduced expenses associated with information technology infrastructure and reduced depreciation expense between the two periods.

Other noninterest expense decreased from $1,855,000 in the 2003 quarter to $1,655,000 in the 2004 quarter. Expenses in the 2003 quarter that were associated with the aforementioned commercial real estate property that BancTrust took possession of in lieu of foreclosure were not realized in the 2004 quarter. This contributed significantly to the decrease in other noninterest expense between the two quarters. Decreases in certain outside service fees as well as communications related expenses also contributed the reduction in other noninterest expense.

As a percentage of income before income taxes, the provision for income taxes was lower in the 2004 quarter than in the 2003 quarter. In the 2004 quarter, the provision for income taxes equaled 13.3% of income before income taxes, compared to 30.3% in the 2003 quarter. Current year adjustments to deferred tax assets and liabilities were made in the 2004 quarter and were offset through the provision for income taxes. It was these adjustments which account for the decrease in the effective income tax rate percentage between the two quarters.

Nine months Ended September 30, 2004 Compared to Nine months Ended September 30, 2003.

As was the case when comparing the 2004 quarter to the 2003 quarter, and for principally the same reasons, BancTrust’s net interest income for the nine months ended September 30, 2004 (“YTD 2004”) was lower than during the nine months ended September 30, 2003 (“YTD 2003”).

Interest income for YTD 2004 totaled $27,372,000. For YTD 2003, interest income totaled $29,213,000. This decrease is primarily due to a decrease in the average yield earned on interest-earning assets. As BancTrust continued to experience relatively soft loan demand in YTD 2004 (see - “Loans”), available funds were deployed in the lower yielding short-term investments and investment securities portfolios. In YTD 2004, the average annual yield earned on interest-earning assets was 5.06%, compared to 5.53% for YTD 2003. For YTD 2004 and YTD 2003, the average volume of interest-earning assets totaled $720,246,000 and $705,925,000, respectively.

Interest income earned on investment securities in YTD 2004 totaled $6,008,000, compared to $4,385,000 for YTD 2003. The investment securities portfolio earned an average annual yield of 3.44% on average volume of $232,556,000 in YTD 2004, and 3.35% on average volume of $175,201,000 in YTD 2003. Given the soft demand for loans, available funds were placed in the investment securities portfolio in order to earn higher rates of return than would have been earned had the funds been placed in, or remained in, cash equivalent instruments such as federal funds sold. Consequently, the average balance of investment securities increased.

Interest and fee income earned on loans totaled $20,966,000 in YTD 2004, which was a decrease from the YTD 2003 total of $24,490,000. This decrease is attributable to reductions in both the average annual yield earned, and the average volume of loans in YTD 2004 compared to YTD 2003. In YTD 2004, the loan portfolio generated an average annual yield of 6.23% on average volume of $448,164,000. In YTD 2003, the loan portfolio generated an average annual yield of 6.68% on average volume of $490,153,000. While market rates of interest generally rose during YTD 2004, the majority of loans in BancTrust’s portfolio bear rates of interest from previous points in time when they were originated and when interest rates were at historically low levels and in a general state of decline. Consequently, the yield earned on loans in YTD 2004 was lower than in YTD 2003. The decrease in the average volume of loans was primarily attributable to continued soft loan demand (see - “Loans”).

In YTD 2004, interest and fee income on real estate loans totaled $14,116,000 compared to $15,503,000 in YTD 2003. This reduction is attributable to decreases in both the average annual yield earned on real estate loans and the average volume of real estate loans from YTD 2003 to YTD 2004. In YTD 2004, real estate loans earned an average annual yield of 6.25% on average volume of $300,827,000. In YTD 2003, the average annual yield earned was 6.69% on average volume of $309,872,000. The primary reason for the reduction in the average annual yield earned between the two periods is that the majority of real estate loans in BancTrust’s portfolio were originated when market rates of interest were at historically low levels and in a general state of decline. Consequently, the yields earned on real estate loans in YTD 2004 were lower than in YTD 2003. The decrease in the average volume of real estate loans was primarily attributable to lower demand levels (see - “Loans”).

Interest and fee income on business loans totaled $3,611,000 in YTD 2004, and $4,689,000 in YTD 2003. Decreases in both the average volume of business loans and the average annual yield earned contributed to the reduction. Business loans earned an average annual yield of 5.07% in YTD 2004 on average volume of $94,898,000 and an average annual yield of 5.20% in YTD 2003 on average volume of $120,664,000. Increases in the prime interest rate during 2004 did not impact YTD average annual yield comparisons to the extent as quarterly comparisons, due to the timing of the increases. Soft loan demand (see - “Loans”) contributed to the lower average balance of business loans.

Interest and fee income on personal loans totaled $3,240,000 and $4,298,000 for YTD 2004 and YTD 2003, respectively. This decrease was the result of declines in both the average annual yield earned and average volume in YTD 2004 compared to YTD 2003. In YTD 2004, personal loans earned an average annual yield of 8.23% on an average volume of $52,440,000. In YTD 2003, personal loans earned an average annual yield of 9.64% on an average volume of $59,617,000. Lower market interest rates, as well as fewer personal loan originations (see – “Loans”) contributed to lower yields and average volumes in YTD 2004.

Interest expense on deposits in YTD 2004 totaled $6,604,000, compared to $7,248,000 for YTD 2003. The largest factor in this reduction was the average annual rate of interest paid on interest bearing deposits between the two periods. In YTD 2004, the average annual rate of interest paid on interest bearing deposits was 1.55%, compared to 1.75% in YTD 2003. The average volume of interest bearing deposits increased to $568,537,000 in YTD 2004 compared to $555,321,000 YTD 2003. While market rates of interest increased during YTD 2004, the majority of BancTrust’s interest bearing deposit accounts bore interest rates that were set when market interest rates were at historically low levels, and in a general state of decline. Consequently, the average rate of interest paid on interest bearing deposits in YTD 2004 was lower than in YTD 2003.

Interest expense on borrowed funds, including federal funds purchased and securities sold under agreements to repurchase, totaled $1,711,000 in YTD 2004 and $1,828,000 in YTD 2003. In YTD 2004 and YTD 2003, the average annual rate of interest paid on borrowed funds was 4.38% and 4.12%, respectively. The average volume of borrowed funds for YTD 2004 and YTD 2003 was $52,135,000 and $59,104,000, respectively. BancTrust repaid $7,500,000 of FHLB advances in YTD 2004 (see - “Liquidity”) that had a weighted average interest rate of less than 2%, thereby accounting for the majority of the aforementioned increase in average annual rate of interest paid on borrowed funds in YTD 2004.

The resulting net interest income for YTD 2004 totaled $19,057,000, compared to $20,137,000 for YTD 2003. When expressed as an average annual rate, net interest income as a percent of average earning assets is referred to as the “net interest margin”. The net interest margin for YTD 2004 was 3.52%, compared to 3.81% for YTD 2003. The following table illustrates the changes, and causes of those changes, in the primary components of net interest income for YTD 2004 compared to YTD 2003.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE

for the nine months ended September 30, 2004

(In Thousands)

	2004 Compared to 2003
	Total	Changes in Volume (1)	Changes in Rates (1)	Mix (1)
Interest income on:
Loans	$(3,524)	$(2,099)	$(1,558)	$133
Investment securities	1,623	1,437	140	46
Federal funds sold and securities purchases under agreements to resell	60	(9)	71	(2)

Total interest income	$(1,841)	$(671)	$(1,347)	$177

Interest expense on:
Interest bearing deposits	$(644)	$173	$(798)	$(19)
Borrowed funds	(117)	(161)	50	(6)

Total interest expense	$(761)	$12	$(748)	$(25)
Net change in net interest income before loan losses	$(1,080)

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Changes in Volume = change in volume times old rate. Changes in Rates = change in rate times old volume. The mix change = change in volume times change in rate.

Typically, the provision for loan losses has the effect of reducing income, as it represents charges against income in the form of necessary additions to the allowance for loan losses during a given period (see – “Allowance for Loan Losses”). In YTD 2004 however, provision for loan losses was a negative $149,000 (the provision had an increasing effect on income) compared to an expense of $4,688,000 (the provision had a decreasing effect on income) in YTD 2003. The primary reason for the overall reduction in the provision for loan losses is that loan quality has improved in light of the intensive efforts and resources management has allocated to the credit function of BancTrust. Specifically, the provision for loan losses was a negative amount in YTD 2004 because BancTrust sold a large commercial loan that had approximately $760,000 reserved against it within the allowance for loan losses. Upon the disposition of this loan, its reserve amount was removed from the allowance for loan losses via a negative charge to provision, which had the effect of increasing income.

Deposit service charges totaled $3,640,000 in YTD 2004, and $3,912,000 in YTD 2003. Management believes that this reduction is at least partially attributable to many customers maintaining generally higher balances in transaction accounts (see - “Deposits”), thereby reducing or avoiding some service charges. Realized gains on securities sold totaled $699,000 in YTD 2004 and $970,000 in YTD 2003. Other noninterest income totaled $2,690,000 in YTD 2004 and $3,117,000 in YTD 2003. The primary reason for the reduction in other noninterest income is that in YTD 2003, BancTrust realized approximately $500,000 of income from a commercial real estate property it took possession of in lieu of foreclosure that was subsequently sold in the fourth quarter of 2003.

Noninterest expense increased from $18,827,000 in YTD 2003 to $20,138,000 in YTD 2004. Salaries, benefits and other personnel expense increased from $9,979,000 in YTD 2003 to $10,292,000 in YTD 2004, primarily as a result of personnel additions and increased expense associated with BancTrust’s defined benefit pension plan (see - “Notes to the Unaudited Condensed Consolidated Financial Statements”). Premises and fixed assets expense decreased slightly from $3,628,000 in YTD 2003 to $3,619,000 in YTD 2004

Other noninterest expense increased significantly from $5,220,000 in YTD 2003 to $6,227,000 in YTD 2004. The majority of this increase is accounted for in approximately $550,000 of loss realized on the sale of a large commercial loan, which produced the aforementioned negative provision for loan losses, and $330,000 of losses realized on the disposition of properties out of BancTrust’s other real estate owned portfolio. Increases in certain outside service fees, insurance premiums and sales and use taxes accounted for the balance of the increase in other noninterest expense between YTD 2003 and YTD 2004.

As a percentage of income before income taxes, the provision for income taxes was lower in YTD 2004 than in YTD 2003. In YTD 2004, the provision for income taxes equaled 23.4% of income before income taxes, compared to 30% in YTD 2003. Current year adjustments to deferred tax assets and liabilities were made in YTD 2004 and were offset through the provision for income taxes. It was these adjustments which account for the decrease in the effective income tax rate percentage between the two periods.

IMPACT OF NEW ACCOUNTING STANDARDS

See Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest sensitivity is one measure of the vulnerability of earnings to changes in the general level of interest rates. Whenever interest-earning assets reprice to market interest rates at a different pace than interest-bearing liabilities, net interest income performance will be affected favorably or unfavorably, depending on whether or not market interest rates are in a state of decline or rise. Management is unable to predict future changes in market rates and their impact on BancTrust’s profitability. At September 30, 2004, management believed that interest rates were in a general state of increase, after a prolonged period of being at historically low levels. Management believes that it is these historically low levels of market interest rates that have had significant impact within the context of prior period comparisons of the results of operations of BancTrust. Additionally, management believes that the current relationship of interest-earning assets to interest-bearing liabilities provides adequate protection against any potential negative impact arising from changes in market rates of interest.

Item 4. Controls and Procedures

BancTrust carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2004, pursuant to Rule 13a – 15(b) of the Securities Exchange Act of 1934. Based on this evaluation, BancTrust’s chief executive officer and chief financial officer concluded that BancTrust’s disclosure controls and procedures, as designed and implemented, are effective in timely alerting them to material information required to be included in its periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Current Report on Form 8-K dated August 10, 2004, reporting under Item 12 announcement of BancTrust’s results of operation for the quarter ended and year to date June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Peoples BancTrust Company, Inc.

Date: November 9, 2004	/s/ Elam P. Holley, Jr.
Elam P. Holley, Jr.
President and Chief Executive Officer

Date: November 9, 2004	/s/ Andrew C. Bearden, Jr.
Andrew C. Bearden, Jr.
Executive Vice President and Chief Financial Officer

Date: November 9, 2004	/s/ Thomas P. Wilbourne
Thomas P. Wilbourne
Vice President and Principal Accounting Officer