Form 10-K
period 2004-12-31
PEOPLES BANCTRUST CO INC
filed 2005-03-30
CIK 762128

3-29-05 0720

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The registrant’s voting stock is traded on the Nasdaq SmallCap Market. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price ($14.15 per share) at which the stock was sold on, June 30, 2004, was approximately $57,193,593. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant’s Common Stock.

As of the close of business on March 24, 2005, 5,587,783 shares of the registrant’s Common Stock were outstanding.

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

BancTrust and Peoples Bank are headquartered in Selma, Alabama. Peoples Bank conducts a commercial and full-service retail banking business throughout central Alabama. BancTrust operates offices in Dallas, Autauga, Butler, Bibb, Shelby, Tallapoosa, Elmore, Lee, Tuscaloosa and Jefferson counties and surrounding areas of Alabama. In addition, Peoples Bank offers trust and financial management services, including a full service brokerage operation through PrimeVest Financial Services, Inc. Some of the services offered by Peoples Bank include business and personal checking accounts, savings accounts, money market accounts, certificates of deposit, overdraft protection, personal loans, business loans, real estate mortgage loans, internet banking, ATM banking, travelers’ checks, letters of credit, safe deposit box rental, credit card opportunities and both foreign and domestic funds transfer via wire transfer or Automated Clearing House (“ACH”).

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

BancTrust’s executive offices and the main office of Peoples Bank are located at 310 Broad Street, Selma, Alabama 36701. Peoples Bank operates three offices in Selma, three offices in Tallassee, two offices in Prattville, two offices in Greenville, two offices in Tuscaloosa and one office in each of Birmingham, Montgomery, Georgiana, McKenzie, Centreville, Millbrook, Montevallo, Helena, Eclectic, North Bibb, Opelika, and Auburn, Alabama. BancTrust’s telephone number is (334) 875-1000.

Lending Activities

Loan Composition. The following table sets forth a five-year comparison of major categories of BancTrust’s loans.

	At December 31,
	(In thousands)
	2004	2003	2002	2001	2000
Commercial and industrial	$83,315	$127,703	$147,233	$124,033	$140,410
Real estate - mortgage	291,182	270,339	277,710	259,647	234,815
Real estate - construction	16,181	10,740	11,032	10,315	9,328
Personal	46,693	51,765	62,522	72,462	89,900
Overdrafts and credit line	1,381	1,790	1,918	2,368	2,384

Total loans	$438,752	$462,337	$500,415	$468,825	$476,837

Less:
Unearned discount	$733	$933	$1,157	$1,525	$2,039
Allowance for loan losses	9,043	11,995	10,257	7,666	6,072

Total loans, net	$428,976	$449,409	$489,001	$459,634	$468,726

The above loans include agricultural loans totaling approximately $3 million, $4 million, $8.3 million, $9.1 million and $13.6 million at December 31, 2004, 2003, 2002, 2001 and 2000, respectively. Such agricultural loans do not include other business or personal loans the proceeds of which were used for non-agricultural purposes. The primary source of repayment of these loans is a farm commodity (e.g., timber). See Note 5 to Consolidated Financial Statements incorporated in Item 15.-”Exhibits and Financial Statement Schedules”.

Loan Maturities. The following table reflects at December 31, 2004 the dollar amount of loans maturing or subject to rate adjustment based on their contractual terms. Loans with fixed rates are reflected based upon the contractual repayment schedule, while loans with variable interest rates are reflected based upon the contractual repayment schedule up to the contractual rate adjustment date. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity are reported as due within three months.

	0-3 Months	4-12 Months	1-5 Years	After 5 Years	Total
	(In thousands)
Commercial and industrial	$62,504	$4,015	$14,127	$2,667	$83,314
Real estate-mortgage	125,265	69,718	66,802	30,177	291,963
Real estate-construction	14,427	973	—	—	15,400
Personal, overdrafts and credit lines	7,914	7,076	29,637	3,448	48,074

Total	$210,110	$81,783	$110,566	$36,293	$438,752

Loans with fixed interest rates	$8,773	$17,046	$57,194	$35,140	$118,153
Loans with variable interest rates	201,337	64,737	53,372	1,152	320,599

Total	$210,110	$81,783	$110,566	$36,293	$438,752

Commercial and Industrial Loans. These loans are generally originated in BancTrust’s primary market area. BancTrust’s commercial and industrial loans are made for a variety of business purposes, including working capital, inventory, equipment and capital expansion. At December 31, 2004, commercial and industrial loans outstanding totaled $83.3 million, or 18.99% of BancTrust’s total loan portfolio. The terms for commercial and industrial loans are generally less than one year. Commercial and industrial loan applications must be supported by current financial information on the borrower and, where appropriate, by adequate collateral. Approval of the loans is subject to the borrower qualifying for the loan under BancTrust’s underwriting standards.

Real Estate Mortgage and Construction Loans. BancTrust also originates one-to-four family, owner-occupied residential mortgage loans secured by property located in BancTrust’s primary market area. BancTrust’s residential mortgage loans totaled approximately $92.9 million at December 31, 2004. Commercial, construction and development and other real estate mortagage loans comprised the balance of the real estate mortgage loan portfolio at December 31, 2004. BancTrust had $307.4 million, or 70.05% of its total loan portfolio, in real estate mortgage and construction loans at December 31, 2004.

Personal Loans. At December 31, 2004, BancTrust’s personal loan portfolio totaled $48 million, or 10.96% of BancTrust’s total loan portfolio. BancTrust’s personal loan portfolio is comprised of automobile loans (including automobile loans originated by dealers), home improvement loans, unsecured personal notes, mobile home loans, boat loans and loans secured by savings deposits. Although personal loans tend to have a higher risk of default than other loans, management believes its monitoring and review processes provide sufficient safeguards. These loans tend to be significantly affected by local economies. Furthermore, BancTrust has experienced increased competition from non-banking institutions in the consumer credit market, as well as reductions in the credit quality of personal loan applicants. Management has elected to reduce its focus on personal loan originations, and continues to closely monitor the quality and performance of the personal loan portfolio.

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

	At December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Loans accounted for on a nonaccrual basis	$2,121	$2,204	$6,128	$5,721	$2,442
Accruing loans which are contractually past due 90 days or more as to interest or principal payments	—	—	—	—	—
Accruing loans, the terms of which have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower	3,079	13,708	454	81	65
The gross interest income that would have been recorded in the period then ended if the nonaccrual and restructured loans had been current in accordance with their original terms and had been outstanding through the period or since origination, if held for part of the period	277	957	572	349	161

The amount of interest income on nonaccrual and restructured loans that was included in net income for the period	$158	$685	$305	$48	$22

By restructuring loans, it is management’s intent to reduce the risk of loss to BancTrust by amending repayment terms in order to allow a borrower to recover from an adverse condition or event affecting his ability to repay, or by procuring additional collateral which would be available to BancTrust in the event of default.

Management of BancTrust has identified certain loans totaling approximately $44.3 million at December 31, 2004 (including loans identified in the above table) which it has determined require special attention due to potential weaknesses. It is management’s opinion that these loans are either adequately collateralized in order to mitigate any exposure to loss in the event of default, or that sufficient allowance for loan loss reserves have been allocated to them in order to absorb any probable losses related to such loans. Aggressive efforts continue to reduce principal, secure additional collateral and improve the overall payment status of these loans.

The following table contains certain ratios related to BancTrust’s non-performing assets and allowance for loan losses.

	December 31,
	2004	2003	2002	2001	2000
Allowance for loan losses as a percent of total loans, net of unearned discount	2.06%	2.60%	2.05%	1.64%	1.30%
Non performing assets as a percent of total loans net of unearned discount	0.94%	1.00%	2.65%	1.66%	0.72%
Coverage of allowance for loan losses to non-accrual loans	426%	544%	167%	134%	249%
Coverage of allowance for loan losses to non-performing assets (1)	219%	261%	77%	99%	180%

1)	Non-perfoming assets consist of loans accounted for on a non-accrual basis and other real estate owned.

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

Loan Loss Experience. See Notes 1 and 5 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits and Financial Statement Schedules”.

The allowance for possible loan losses at BancTrust is maintained at a level which, in management’s opinion, is adequate to absorb all probable losses on loans then present in the loan portfolio. The amount of the allowance is affected by: (1) loan charge-offs, which decrease the allowance; (2) recoveries on loans previously charged-off, which increase the allowance; and (3) the provision for possible loan losses charged against income, which increases the allowance. In 2004, the provision for possible loan losses actually had an increasing effect on the allowance total. This negative provision was the result of BancTrust eliminating specific reserves associated with a large commercial real estate loan that was sold (see “Provision for Loan Losses”). In determining the provision for possible loan losses, management monitors fluctuations in the allowance resulting from actual charge-offs and recoveries. Also, management periodically reviews the size and composition of the loan portfolio in light of economic and other conditions to evaluate portfolio risks. Ultimately, the amount of provision applied to income for a given period will generally represent accumulated increases or decreases in the allowance for possible loan losses for that period necessary to maintain the allowance at a level consistent with generally accepted accounting principles.

The following table is a summary of activity in the allowance for loan losses:

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Balance at beginning of year	$11,995	$10,257	$7,666	$6,072	$5,333

Charge-offs:
Commercial and industrial	1,090	1,420	1,256	426	1,367
Real estate-mortgage (1)	1,977	1,775	1,652	49	339
Personal	1,314	2,219	2,269	2,158	1,951
Overdrafts and credit lines	28	130	72	77	115

Total charge-offs	4,409	5,544	5,249	2,710	3,772

Recoveries:
Commercial and industrial	498	118	30	57	219
Real estate-mortgage (1)	294	733	13	25	178
Personal	792	718	569	740	820
Overdrafts and credit lines	22	7	24	19	17

Total recoveries	1,606	1,576	636	841	1,234

Net charge-offs	(2,803)	(3,968)	(4,613)	(1,869)	(2,538)
(Reductions) Additions (credited) charged to operations	(149)	5,706	7,204	3,463	3,277

Balance at end of year	$9,043	$11,995	$10,257	$7,666	$6,072

Ratio of net charge-offs to average loans outstanding, net of unearned discounts, during the period	0.63%	0.82%	0.95%	0.40%	0.57%

(1)	Includes real estate-construction loans.

The following table presents an allocation of BancTrust’s allowance for loan losses at the dates indicated:

	At December 31,
	2004		2003		2002
	(Dollars in thousands)
	%	Amount	%	Amount	%	Amount
Commercial and industrial	38%	$3,416	37%	$4,436	38%	$3,910
Real estate mortgage (1)	41%	3,727	40%	4,742	32%	3,269
Personal	21%	1,900	23%	2,817	30%	3,078
Overdraft and credit line	—	—	—	—	—	—

Total Allowance	100%	$9,043	100%	$11,995	100%	$10,257

	At December 31,
	2001		2000
	(Dollars in thousands)
	%	Amount	%	Amount
Commercial and industrial	32%	$2,451	29%	$1,777
Real estate mortgage (1)	29%	2,254	2%	123
Personal	39%	2,961	69%	4,172
Overdraft and credit line	—	—	—	—

Total Allowance	100%	$7,666	100%	$6,072

(1)	Includes real estate-construction loans.

BancTrust estimates net-charge off totals as part of its annual budgeting process. For 2005, BancTrust estimates that net charge-offs will total approximately $940,000. Loan portfolio growth rates, economic conditions, events and other factors beyond BancTrust’s control can influence the actual amount of net-charge offs in any given period. Consequently, BancTrust is not able to predict actual charge-off levels, and must rely on management estimates and other subjective methods in estimating charge-offs for a given period.

Investment Activities

Securities by Category. Securities are classified as either held-to-maturity, trading or available-for-sale securities. See Notes 1 and 4 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits and Financial Statement Schedules”. There were no securities classified as held-to-maturity or trading at December 31, 2004, 2003 or 2002. The following table sets forth the amount of securities available-for-sale by major categories held by BancTrust at December 31, 2004, 2003 and 2002.

	At December 31,
	2004	2003	2002
	(In thousands)
Securities Available for Sale
U.S. Treasury, U.S. Agencies and corporations	$126,821	$121,338	$56,843
Obligations of states and political subdivisions	—	1,956	6,767
Mortgage backed securities	116,969	81,372	78,417
Corporate and other securities	9,954	20,469	21,180

Total	$253,744	$225,135	$163,207

Corporate and other securities as of December 31, 2004, were comprised of the following:

Securities Available For Sale
(In thousands)
Corporate bonds	$995
Mutual funds	3,960
Common stock	4,999

Total	$9,954

All corporate notes are rated A3 to AAA. All mortgage backed securities obligations are either guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association or the Federal Home Loan Mortgage Corporation or have AAA ratings. Common stock holdings include investments in the Federal Reserve Bank, The Federal Home Loan Bank of Atlanta (“FHLB”), The Bankers’ Bank of Atlanta, The Alabama Bankers’ Bank, another local bank and a title insurance company, all of which are closely monitored by management.

Management considers all of the above securities to have a relatively low level of default or credit risk.

For information regarding the amortized cost and approximate market value of securities at December 31, 2004 and 2003, see Note 4 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits and Financial Statement Schedules”.

Maturity Distributions of Securities. The following table sets forth the distributions of maturities of securities at carrying value as of December 31, 2004.

	0-3 Months	4-12 Months	Over 1 to 5 years	Over 5 to 10 years	Over 10 years	No Specific Due Date
	(Dollars in thousands)
U.S. Treasury, U.S. agencies and corporations	$—	$1,002	$105,141	$20,679	$—	$—
Obligations of states and political subdivisions	—	—	—	—	—	—
Mortgage backed securities	—	18	5,834	18,394	92,722
Corporate and other securities	—	—	995	—	—	8,959

Total	$—	$1,020	$111,970	$39,073	$92,722	$8,959

Weighted average yield (%)	0.00%	2.50%	3.22%	3.95%	4.07%	1.98%

(1)	Yields on tax-exempt obligations have been computed on a tax-equivalent basis using an incremental rate of 34%.

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For information regarding the amortized cost and approximate market value of securities at December 31, 2004, by contractual maturity, see Note 4 to Consolidated Financial Statements incorporated in Item 15.-”Exhibits and Financial Statement Schedules”.

Deposits

Deposits are the primary funding source for BancTrust. BancTrust’s deposits consist of checking accounts, regular savings deposits, NOW accounts, Money Market Accounts, Certificates of Deposit and Jumbo Certificates of Deposit. Deposits are attracted from individuals, partnerships and corporations primarily in BancTrust’s market area. In addition, BancTrust obtains deposits from state and local entities and, to a lesser extent, the U.S. Government and other depository institutions. As of December 31, 2004, BancTrust’s total deposits were $665.7 million. BancTrust was in receipt of $20.2 million in brokered time deposits at December 31, 2004.

The following table indicates the amount of BancTrust’s certificates of deposit and other time deposits, including brokered time deposits, of $100,000 or more by time remaining until maturity as of December 31, 2004.

	Certificates of Deposit	Other Time Deposits
	(In thousands)
Maturity Period
Three months or less	$44,790	$438
Over three through six months	15,570	340
Over six through twelve months	37,149	3,380
Over twelve months	24,332	2,021

Total	$121,841	$6,179

The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated.

	Year Ended December 31,
	2004		2003		2002
	Average Deposits	Average Rate	Average Deposits	Average Rate	Average Deposits	Average Rate
	(Dollars in thousands)
Non-interest bearing demand deposits	$76,391	0.00%	$73,319	0.00%	$69,670	0.00%
Interest bearing demand deposits	222,341	1.01%	196,061	1.05%	165,530	1.35%
Savings deposits	39,918	0.14%	39,447	0.25%	39,499	0.43%
Time deposits	307,460	2.19%	323,421	2.28%	301,931	2.90%

Total deposits	$646,110	1.59%	$632,248	1.71%	$576,630	2.20%

BancTrust utilizes borrowings as a source of funds, albeit to a much lesser extent than deposits. The primary source of borrowed funds is the FHLB, of which BancTrust is a member. At December 31, 2004, BancTrust had borrowed funds outstanding with FHLB of approximately $47 million. BancTrust also, from time to time, borrows funds on a short-term or overnight basis, to meet current or immediate funding needs. These short-term borrowings are referred to as “Federal funds purchased”. At December 31, 2004, BancTrust had no such borrowings. For information regarding borrowed funds at December 31, 2004, see Note 10 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits and Financial Statement Schedules”.

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

Employees

As of December 31, 2004, BancTrust employed 316 persons, including executive officers, loan officers, bookkeepers, tellers and others. None of BancTrust’s employees are presently represented by a union or covered under a collective bargaining agreement. Management considers that BancTrust’s employee relations are excellent.

Certain Ratios

The following table shows certain ratios of BancTrust for the years ended December 31, 2004, 2003 and 2002.

	Year Ended December 31,
	2004	2003	2002
Return on assets:
Net income/average total assets	0.78%	0.69%	0.72%
Return on equity:
Net income/average equity	8.25%	7.39%	7.32%
Dividend payout ratio:
Dividends declared per share/net income per share	40.74%	45.83%	46.74%
Equity to assets ratio:
Average equity/average total assets	9.45%	9.39%	9.77%

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

Sarbanes-Oxley Act of 2002. On July 30, 2002, the President of the United States signed the Sarbanes-Oxley Act of 2002 (the “SOX Act”) into law. The SOX Act provides for sweeping changes with respect to corporate governance, accounting policies and disclosure requirements for public companies, and also for their directors and officers. Section 302 of the SOX Act (“Corporate Responsibility for Financial Reports”) required the SEC to adopt new rules to implement the requirements of the SOX Act. These requirements include new financial reporting requirements and rules concerning corporate governance. New SEC rules require a reporting company’s chief executive and chief financial officers to certify certain financial and other information included in the company’s quarterly and annual reports. The rules also require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the company’s disclosure controls and procedures; that they have made certain disclosures to the auditors and to the audit committee of the board of directors about the company’s controls and procedures; and that they have included information in their quarterly and annual filings about their evaluation and whether there have been significant changes to the controls and procedures or other factors which would significantly impact these controls subsequent to their evaluation. Certifications by the Company’s Chief Executive Officer and Chief Financial Officer of the financial statements and other information have been filed with the SEC as exhibits to this Annual Report on Form 10-K. See Item 9A.- “Controls and Procedures” hereof for BancTrust’s evaluation of disclosure controls and procedures. The certifications required by Section 906 of the SOX Act also accompany this Form 10-K. Also, BancTrust has incurred, and expects to continue to incur, costs in connection with its compliance with Section 404 of the SOX Act which requires management to undertake an assessment of the adequacy and effectiveness of BancTrust’s internal controls over financial reporting and requires BancTrust’s independent external auditors to attest to, and report on, management’s assessment and the operating effectiveness of these controls. In March 2005, the SEC extended the Section 404 compliance date for the Company and other non-accelerated filers. Under the extension, the Company must begin to comply with these requirements for its fiscal year ending December 31, 2006.

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

As a federally insured bank, Peoples Bank is required to pay deposit insurance assessments to the FDIC based on a percentage of its insured deposits. Under the FDIC’s risk-based deposit insurance assessment system, the assessment rate for an insured bank depends on the assessment risk classification assigned to the bank. The FDIC has set the 2004 annual insurance assessment rates applicable to Bank Insurance Fund (“BIF”) member banks like Peoples Bank from 0% for well-capitalized banks in the highest supervisory subgroup to 0.27% of insured deposits for undercapitalized banks in the lowest supervisory subgroup. Peoples Bank was a “well-capitalized” bank as of December 31, 2004. In addition to deposit insurance assessments, FDIC-insured institutions are currently required to pay assessments to the FDIC at an annual rate of approximately 0.02% of insured deposits to fund interest payments on certain bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Institution Insurance Fund.

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

The risk-based capital rules of the FRB require bank holding companies and state member banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders’ equity, certain perpetual preferred stock (which must be noncumulative with respect to banks), and minority interests in the equity accounts of consolidated subsidiaries; less intangible assets (primarily goodwill), with limited exceptions for mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify for Tier 1 and long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; and subordinated debt and intermediate-term preferred stock. The risk-based capital regulations assign balance sheet assets and credit equivalent amounts of off-balance sheet obligations to one of four broad risk categories based principally on the degree of credit risk associated with the obligor. The assets and off-balance sheet items in the four risk categories are weighted at 0%, 20%, 50% and 100%. These computations result in the total risk-weighted assets.

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

The FRB has adopted regulations that classify insured depository institutions by capital levels and provide that the FRB will take various prompt corrective actions to resolve the problems of any state member bank that fails to satisfy the capital standards. Under the regulations, a “well-capitalized” bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An “adequately capitalized” bank is one that does not qualify as “well capitalized” but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” depending on the extent to which the bank’s capital levels are below these standards. A bank that falls within any of the three “undercapitalized” categories is subjected to certain severe regulatory sanctions. As of December 31, 2004, Peoples Bank was categorized as “well-capitalized.”

According to FRB policy, a bank holding company is to act as a source of financial strength to its subsidiary bank and commit resources to the subsidiary’s support. This support may be required when the holding company is not able to provide it.

See Item 7.-“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits and Financial Statement Schedules”.

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

BancTrust’s principal executive offices and Peoples Bank’s main office are located at 310 Broad Street, Selma, Alabama in a building owned by Peoples Bank. At March 20, 2005, Peoples Bank maintained 24 offices in Dallas, Autauga, Butler, Bibb, Elmore, Shelby, Tallapoosa, Lee, Jefferson and Tuscaloosa counties, of which 6 are leased.

ITEM 3.	LEGAL PROCEEDINGS

In the opinion of BancTrust, based on review and consultation with legal counsel, the outcome of any litigation presently pending is not anticipated to have a material adverse effect on BancTrust’s consolidated financial statements or results of operations.

See Note 14 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits and Financial Statement Schedules”.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Elam P. Holley, Jr., 54, has served as President and Chief Executive Officer of Peoples Bank and BancTrust since January of 2003. Prior to that, Mr. Holley served as President and Chief Operating Officer of Peoples Bank and BancTrust from 1994 through 2002. Mr. Holley has been an officer of Peoples Bank since 1975 and a Director of Peoples Bank and BancTrust since 1988.

Andrew C. Bearden, Jr., 58, has served as Executive Vice President – Operations/Finance Division of Peoples Bank and Executive Vice President and Chief Financial Officer of BancTrust since 1996. Prior to assuming his position as manager of Operations/Finance Division, Mr. Bearden served as manager of Retail/Operations Division of Peoples Bank since 1994. Mr. Bearden was in private practice as a certified public accountant prior to his employment with Peoples Bank in 1985.

Gerald F. Holley, 61, has served as Executive Vice President and Senior lender of Peoples Bank since February of 2003 and Executive Vice President and Assistant Secretary of BancTrust since July of 2000. Prior to assuming his current position, Mr. Holley was Executive Vice President and Head of the Lending Division of Peoples Bank. Prior to joining BancTrust in July of 2000, Mr. Holley served as Senior Vice President of Operations for Colonial BancGroup in Montgomery, Alabama from 1998 to 2000, and President of the Chattahoochee Valley Area Banks of Colonial BancGroup from 1993 to 1998. Mr. Holley began his banking career in Anniston, Alabama in 1962.

Terry S. Pritchett, 54, has served as Executive Vice President and Risk Management Officer of both Peoples Bank and BancTrust since October of 2002. Prior to that, Mrs. Pritchett served as Senior Vice President and Auditor for Peoples Bank and BancTrust from December 1997, to October 2002. Mrs. Pritchett joined Peoples Bank in April of 1984 as Auditor.

M. Scott Patterson, 62, has served as Executive Vice President of Peoples Bank and BancTrust since 1996. Mr. Patterson also serves as Financial Services Division Manager, Secretary and Chief Investment Officer of Peoples Bank and Secretary of BancTrust. Mr. Patterson has been in all these positions, with the exception of Chief Investment Officer, with Peoples Bank since 1985 and with BancTrust since 1997. Mr. Patterson was named Chief Investment Officer in February of 2003. Prior to coming to Peoples Bank in 1983, Mr. Patterson served for 20 years in the United States Air Force, retiring as a Lieutenant Colonel.

Lynn D. Swindal, 51, has served as Executive Vice President-Retail Division Manager of Peoples Bank and Executive Vice President and Assistant Secretary of BancTrust since December of 1998. Prior to that, Mrs. Swindal served as Senior Vice President-Loan Administration of Peoples Bank. Mrs. Swindal has been employed with Peoples Bank since 1978. Prior to coming to Peoples Bank, Mrs. Swindal was employed at National Bank & Trust Co. in St. Petersburg, Florida.

Jefferson G. Ratcliffe, Jr., 43, has served as Senior Vice President and Senior Credit Officer of Peoples Bank since February of 2003. Prior to that, Mr. Ratcliff e served as Regional President of the Prattville/Millbrook Division of Peoples Bank from December 1997 to February of 2003. Mr. Ratcliffe joined Peoples Bank in 1985.

All officers serve at the discretion of the boards of directors of BancTrust or Peoples Bank. There are no known arrangements or understandings between any officer and any other person pursuant to which he or she was or is to be selected as an officer.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The common stock of BancTrust is listed on the Nasdaq Small Cap Market under the symbol, “PBTC.”

The following table is the reported sale information for the common stock for each quarterly period within the last two fiscal years, along with the dividends declared. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.

2004	High	Low	Dividends Declared (per common share)
January - March	$16.18	$14.75	$0.11
April - June	16.99	13.87	0.11
July - September	14.75	13.51	0.11
October - December	$17.15	$13.88	$0.11

2003	High	Low	Dividends Declared (per common share)
January - March	$15.25	$12.64	$0.11
April - June	16.76	13.35	0.11
July - September	15.80	13.78	0.11
October - December	$16.76	$14.35	$0.11

See Note 17 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits and Financial Statement Schedules” regarding regulatory approval for the payment of dividends to BancTrust by Peoples Bank.

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

The primary source of BancTrust’s revenues (including funds to pay dividends) is dividends from Peoples Bank. Alabama law imposes certain restrictions on the ability of BancTrust and Peoples Bank to pay dividends. See Item 1.-“Business—Regulation, Supervision and Governmental Policy” and Note 17 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits and Financial Statement Schedules”.

BancTrust’s board of directors has adopted resolutions whereby BancTrust is committed to specific goals regarding loan quality.

As of March 24, 2005, BancTrust had 858 stockholders of record, and 5,587,783 shares of common stock outstanding. This total does not reflect the number of persons who hold stock in nominee or “street name” through various brokerage firms and other financial institutions.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain historical financial information for BancTrust. This information is based on the consolidated financial statements of BancTrust including applicable notes incorporated by reference elsewhere herein.

FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA

	2004	2003	2002	2001	2000
	(Dollars in thousands, except for per share amounts)
Interest income	$36,869	$38,799	$43,966	$51,205	$51,939
Interest expense	11,375	11,972	14,422	23,805	24,215

Net interest income	25,494	26,827	29,544	27,400	27,724
Provision for loan losses	(149)	5,706	7,204	3,463	3,277
Noninterest income	8,933	11,772	9,888	8,742	7,603
Noninterest expense	26,563	25,592	24,856	23,933	23,145
Income before income tax	8,013	7,302	7,372	8,745	8,905
Provision for income tax	1,971	1,964	2,235	2,534	2,805

Net income	6,042	5,338	5,137	6,211	6,100
Net income per share (basic and diluted)	1.08	0.96	0.92	1.10	1.08
Cash dividends declared and paid per share	0.44	0.44	0.43	0.40	0.37
Borrowed funds	48,313	56,690	67,478	58,700	62,952
Total assets, December 31	$792,249	$778,581	$740,261	$693,707	$670,681

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

At December 31, 2004 BancTrust had total assets of $792,249,000, compared to $778,581,000 at December 31, 2003. Asset growth primarily occurred in cash and cash equivalents, as well as in investment securities, while loans declined. Total deposits increased to $665,653,000 at December 31, 2004 from $643,757,000 at December 31, 2003. Typically, BancTrust would seek to deploy incoming deposit funds in its loan portfolio, which generally earns a higher rate of interest than do cash equivalent investments or investment securities. While regional and national economies improved, loan demand did not increase sufficiently in BancTrust’s traditional markets to offset loan repayments, thereby contributing to the aforementioned reduction in loans. Deploying available funds in the investment securities portfolio rather than the higher yielding loan portfolio continues to place downward pressure on net interest income and overall assets yields.

BancTrust earned $25,494,000 in net interest income in calendar year 2004, compared to $26,827,000 in calendar year 2003. In 2004, BancTrust’s net interest margin was 3.54%, compared to 3.79% in 2003. Net interest margin is net interest income expressed as a percentage of average earning assets, or stated another way, is the net yield earned on interest earning assets after deducting interest expense. As stated above, diminished loan demand precluded BancTrust from deploying available funds in its higher yielding loan portfolio to the extent it otherwise may have in a more robust loan demand environment. As a result, net interest income and net interest margins were negatively affected.

Provision for loan losses declined from $5,706,000 in 2003 to ($149,000) in 2004, representing a credit balance and having the effect of increasing net income rather than decreasing net income (see “Provision for Loan Losses”). Noninterest income declined in 2004, as both securities gains and deposit service charges were lower than in 2003. Also, BancTrust did not realize rental income in 2004 that it did in 2003 on a commercial property it had taken possession of in lieu of foreclosure during 2002.

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

Fair values of reporting units were estimated using discounted cash flow models derived from internal earnings forecasts. The key assumptions used to estimate the fair value of each reporting unit included earnings forecasts for 10 years, terminal values based on future growth rates and discount interest rates. Changes in market interest rates, depending on the magnitude and duration, could impact the discount interest rates used in the impairment analysis. Generally, and with all other assumptions remaining the same, increasing the discount interest rate used in the analysis would tend to lower the fair value estimates, while lowering the discount interest rate would tend to increase the fair value estimates.

The goodwill impairment analysis for 2004 indicated that no impairment write-offs were required. Further discussion regarding BancTrust’s accounting for goodwill is included at Note 1 to Consolidated Financial Statements.

BALANCE SHEET SUMMARY

Loans

BancTrust’s largest earning asset category is its loan portfolio. Because loans generally generate the highest yields, most other assets and liabilities are managed to accommodate fluctuations in the loan portfolio.

At December 31, 2004, BancTrust’s loans, net of the unearned discount, totaled $438,019,000, compared to $461,405,000 at December 31, 2003.

The following table illustrates the loan portfolio of BancTrust at December 31, 2004 and 2003 by major loan category, along with the change in each category between the two periods.

	At December 31,
	(In thousands)
	2004	2003	Change
Commercial and industrial	$83,315	$127,703	$(44,388)
Real estate - mortgage (1)	307,363	281,079	26,284
Personal	46,693	51,765	(5,072)
Overdrafts and credit line	1,381	1,790	(409)

Total loans	438,752	462,337	(23,585)
Less:
Unearned discount	733	933	(200)

Total loans, net of the unearned discount	$438,019	$461,404	$(23,385)

(1)	includes real estate contruction loans

Real estate mortgage loans increased to $307,363,000 at December 31, 2004 from $281,079,000 at December 31, 2003, as BancTrust continued to place emphasis on originating loans secured by real estate. BancTrust emphasizes origination of loans secured by real estate primarily because fair market values for real estate tend to be more stable and readily determinable than fair market values for other forms of collateral such as equipment and inventories. Additionally, real estate collateral tends to facilitate a more orderly and timely liquidation in the event of default by the borrower. While BancTrust offers residential real estate mortgage loans to its customer base, it does not retain the majority of these loans within its loan portfolio. Rather, BancTrust sells the majority of residential real estate mortgage loans it originates to upstream institutions, while retaining a fee for the origination.

Commercial and industrial loans totaled $83,315,000 at December 31, 2004 compared to $127,703,000 at December 31, 2003. The aforementioned emphasis by BancTrust on originating loans secured by real estate contributed to this decline. Some loans that had been classified as commercial and industrial were replaced with loans secured by real estate, thereby further contributing to the decline. While BancTrust continues to seek profitable commercial lending relationships, it has experienced diminished demand for these types of loans in recent periods, which also contributed to the aforementioned decline. Commercial and industrial loans are typically secured by assets such as inventories and equipment.

The personal loan portfolio declined from $51,765,000 at December 31, 2003 to $46,693,000 at December 31, 2004. Personal loans primarily include loans to individuals for household, family and other consumer related expenditures. This decline extends a trend that BancTrust has been experiencing in recent periods. The two main factors for this declining trend remain the same as for prior periods, and are as follows: First, alternative sources of credit continue to be more available to consumers than in prior years. Major sources of alternative credit include credit cards, finance companies and manufacturer direct financing on consumer goods such as automobiles, recreational vehicles and major appliances. Second, denials of personal loan applications remain high, primarily due to existing debt levels of personal loan applicants. For these reasons and others, BancTrust has chosen to reduce its emphasis on originating personal loans.

Allowance for Loan Losses

Management’s estimate of uncollectible amounts within BancTrust’s loan portfolio is represented by the allowance for loan losses. The allowance for loan losses is established through charges against earnings in the form of a provision for loan losses. A loan is charged against the allowance for loan losses when management determines that it is probable that BancTrust will not recover the entire loan balance either through repayment by the customer or from collateral proceeds. Should a loan that has been charged off be recovered, either partially or entirely, it is credited back to the allowance. Periodic reviews of the loan portfolio that include analysis of such factors as current and expected economic conditions, historical loss experience and levels of non-accruing loans and delinquencies, determine the appropriate level at which to maintain the allowance for loan losses. Because the allowance is based on assumptions and subjective judgments, it is not necessarily reflective of the charge-offs that may ultimately occur.

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

Using input from BancTrust’s credit risk identification process, BancTrust’s credit administration area analyzes and validates the loan loss reserve methodology at least quarterly. The analysis includes specific allowances for individual loans and general allowances for certain pools of loans. The credit administration area along with senior management reviews and ensures the methodology is appropriate and that all risk elements have been assessed in order to determine the appropriate level of allowance for the inherent losses in the loan portfolio at each quarter end. In addition, the allowance methodology is discussed with and reviewed quarterly by the Loan Committee of the Board of Directors.

The first area of the allowance for loan losses analysis involves the calculation of specific allowances for individual impaired loans as required by SFAS 114 and 118. In addition, BancTrust requires that a broad group of loans be analyzed for impairment each quarter (this includes all loans of $500,000 and above that have internal risk ratings below a predetermined classification level). The credit administration area validates all impairment testing and validates the reserve allocations for all impaired loans each quarter. Reserves associated with these activities are based on a thorough analysis of the most probable sources of repayment which is normally the liquidation of collateral, but also includes discounted future cash flows or the market value of the loan itself.

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

At December 31, 2004, BancTrust’s allowance for loan losses had a balance of $9,043,000, compared to $11,995,000 at December 31, 2003. The ratio of the allowance to total loans, net of the unearned discount, was 2.06% and 2.60% at December 31, 2004 and 2003, respectively. At December 31, 2004, management had identified $44,332,000 of loans requiring special attention because of potential weakness. At each of December 31, 2004 and 2003, special attention loans included impaired loans of $6,587,000 and $15,312,000, respectively. Reserves for special attention loans accounted for $5,065,000 of the $9,043,000 allowance for loan losses at December 31, 2004. At December 31, 2003, management had identified $57,449,000 of loans requiring special attention because of potential weakness, accounting for $6,863,000 of the $11,995,000 of allowance for loan losses. Non-accruing loans totaled $2,121,000 and $2,204,000 at December 31, 2004 and 2003 respectively. Non-accruing loans at each of December 31, 2004 and 2003 represented 0.48% of total loans net of the unearned discount. The coverage of the allowance to non-accruing loans was 426% and 544% at December 31, 2004 and 2003, respectively. As a percentage of average loans, net of the unearned discount, net loan charge offs in 2004 were 0.63% compared with 0.82% in 2003.

Beginning in 2002, BancTrust committed to intensive review and modification of its methods in the area of credit administration. To that end, BancTrust established an executive level position of Senior Credit Officer. The purpose of this was to segregate credit administration functions away from lending functions as administered by the Senior Lender. Significant resources were then allocated to establishing and or modifying credit review processes with the intent being to produce highly critical and objective analyses of existing and proposed credit facilities. Through such analyses, management has significantly enhanced its ability to identify and manage certain risks inherent in the lending function. Management has been, and remains firmly committed to devoting the necessary time, energy and other resources to issues surrounding credit quality.

Management believes that at its current level, the allowance for loan losses is sufficient to absorb all probable losses that currently exist in BancTrust’s loan portfolio. See Notes 1 and 5 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits and Financial Statement Schedules” for further information regarding the allowance for loan losses.

Securities

The securities portfolio of BancTrust increased to $253,744,000 at December 31, 2004 from $225,135,000 at December 31, 2003. This change represented an increase of $28,609,000, or 12.71%. An overall increase in customer deposits (see “Deposits”), combined with diminished loan volumes (see “Loans”) are the primary factors to which this increase is attributed. In a more robust loan demand environment, BancTrust would attempt to deploy the majority of incoming deposit funds in the loan portfolio. Given the recent loan demand environment however, BancTrust deployed the majority of these funds in the investment securities portfolio.

BancTrust participates in the Security for Alabama Funds Enhancement (“SAFE”) program. Under this program, banks that hold deposits of the state of Alabama, or deposits of SAFE member municipalities within the state of Alabama (“public deposits”), must pledge qualifying securities (typically United States Treasury or Agency debt instruments) as collateral for those amounts that exceed the FDIC insurable limit. At December 31, 2004, BancTrust had pledged to the State Treasurer for the State of Alabama $97,748,000, or approximately 38.5% of its investment securities portfolio under the SAFE program.

The entire securities portfolio is classified as “available-for-sale”, requiring that it be marked-to-market with the unrealized gains and losses, net of the related tax effect, reflected directly in stockholders’ equity. The portfolio had net unrealized losses of $947,000 (net of tax) at December 31, 2004, compared to a net unrealized gain of $643,000 (net of tax) at December 31, 2003. See Notes 1 and 4 to Consolidated Financial Statements incorporated in Item 15.-”Exhibits and Financial Statement Schedules” for further information regarding securities.

Cash and Cash Equivalents

Cash and cash equivalents totaled $63,177,000 at December 31, 2004 and $59,481,000 at December 31, 2003. The same factors that contributed to the increase in the investment securities (diminished loan demand and deposit growth) contributed significantly to the increase in cash and cash equivalents. Cash and cash equivalents are comprised of cash and due from other banks and federal funds sold and resell agreements. Cash and due from banks totaled $46,177,000 at December 31, 2004 compared to $57,433,000 at December 31, 2003. Federal funds sold and resell agreements totaled $17,000,000 at December 31, 2004 compared to $2,048,000 at December 31, 2003. These investments are extremely liquid, and typically have investment terms of only one day.

Within cash and due from other banks, are short term certificates of deposit held in other banks. Historically, BancTrust has held funds in other banks on a demand basis, and at levels only necessary to conduct day-to-day correspondent banking transactions or, held substantial funds at the FHLB on a demand basis when the interest rate paid by FHLB for such funds exceeded that of other financial institutions’ published federal funds rates. In order to increase the yields earned on cash equivalent instruments, BancTrust purchased from certain unaffiliated financial institutions the aforementioned certificates of deposit. BancTrust monitors closely the financial institutions from which these certificates are purchased, and follows strict policy guidelines regarding minimum capital levels and other safety and soundness measures that must be met before a purchase is made. These instruments typically have maturities of less than one year. BancTrust held $15,114,000 and $7,100,000 of these instruments at December 31, 2004 and 2003 respectively.

Cash and cash equivalents are monitored on a daily basis. Management seeks to strike a balance between alternative investments opportunities such as loans and investment securities, and its operating liquidity needs (see “Liquidity”).

Other Real Estate

Other real estate (“ORE”) represents real estate BancTrust has acquired via foreclosure on loans secured by real estate, or otherwise taken possession of in lieu of foreclosure on loans secured by real estate, or other premises not used in the ordinary course of its operations. When BancTrust takes possession of real estate in such a manner, it is recorded at its fair market value. Periodically, BancTrust may reduce the value of ORE through write downs in its value resulting from fluctuations in market values. Additionally, BancTrust may periodically record write downs that are related to regulations addressing the maximum period of time a single ORE property can be recorded at a value greater than $1.

Other real estate, net of accumulated write downs, totaled $2,006,000 at December 31, 2004 and $2,395,000 at December 31, 2003.

Deposits

BancTrust’s primary source of funding for its lending and investment activities is its deposit base. At December 31, 2004, BancTrust had total deposits in the amount of $665,653,000. At December 31, 2003, total deposits were $643,757,000. BancTrust believes this increase in total deposits is attributable to several factors. Among these factors is the belief that as market rates of interest remained at historically low levels, individual and commercial deposit customers left funds on deposit with BancTrust rather than deploying them in low yield investment instruments. Also, BancTrust believes that as local and regional economies remained relatively soft in 2004, commercial customer funds remained on deposit with BancTrust as opposed to being deployed in capital improvement and investment. Finally, BancTrust also suspects that while performance in the equities markets has been generally positive, BancTrust customers have not withdrawn significantly large volumes of funds for investment in these markets, as was previously anticipated.

Interest-bearing demand deposits experienced the highest degree of increase. These deposits increased by $36,959,000 or 17.55%, to $247,507,000 at December 31, 2004, compared to $210,548,000 at December 31, 2003. Interest-bearing demand deposits primarily include negotiable order withdrawal (“NOW”) accounts and insured money market accounts (“IMMA”). It is management’s opinion that interest bearing demand deposits experienced the greatest increase, because many customers opted to place funds in these highly liquid accounts, rather than commit to stated future maturities in the relatively low interest rate environment that existed in 2004.

Other deposit types which experienced far less significant increases than did interest-bearing demand deposits, include noninterest bearing demand deposits, which totaled $78,641,000 and $74,254,000 at December 31, 2004 and 2003, respectively and savings deposits which totaled $40,073,000 and $38,646,000 at December 31, 2004 and 2003, respectively.

Time deposits decreased to $299,432,000 at December 31, 2004, compared to $320,309,000 at December 31, 2003. The primary factor in this decrease was the repayment by BancTrust of approximately $20,000,000 of time deposits placed by brokers (“brokered deposits”). At December 31, 2004 BancTrust held $20,277,000 of brokered deposits. BancTrust utilizes brokered deposits in order to meet funding needs not met by more traditional types of deposits. Brokered deposits are more likely to be withdrawn from BancTrust than other, more traditional types of deposits. Brokered deposits are fully insured by the FDIC. See Item 1.- “Business – Bank Regulation”.

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

The asset items that are BancTrust’s primary sources of liquidity are cash and cash equivalents (see “Cash and Cash Equivalents”). These assets represent the most immediately available source of funds from which BancTrust is able to provide loans to it customers, meet the deposit withdrawal demands of its customers and pay its operating expenses.

The asset base generates liquidity through interest and fee income, loan repayments and the maturity or sales of other earning assets including securities. At December 31, 2004, approximately 8.6% of the total securities portfolio was to mature, or otherwise reprice within one year. At December 31, 2004, the entire securities portfolio, having a value of $253,744,000, was classified as available-for-sale. These securities are generally high grade, marketable securities (see “Securities”).

The liability base generates liquidity through deposit growth, the rollover of maturing deposits and accessibility to external sources of funds, (“Borrowed funds”). Borrowed funds totaled $48,313,000 at December 31, 2004, compared to $56,690,000 at December 31, 2003. BancTrust has several available sources from which to borrow funds.

The predominant source of borrowed funds utilized by BancTrust is the FHLB. At December 31, 2004, BancTrust had borrowed from the FHLB $46,407,000, along with $18,482,000 of letters of credit issued on behalf of BancTrust from the FHLB. BancTrust obtains “backup” letters of credit from the FHLB as necessary to facilitate the public offering of debt instruments for which BancTrust has provided its own letters of credit to the issuer. When determining available borrowing capacity at the FHLB, BancTrust must factor both borrowed funds balances outstanding and the total amount of letters of credit outstanding against its available lines of credit. At December 31, 2004, BancTrust had total credit facilities (borrowed funds outstanding plus letters of credit) at the FHLB of $64,889,000 against a total line of credit of $70,942,000. At December 31, 2004, BancTrust had in place an interest rate swap, the purpose of which is to partially offset the effects of interest charged on a fixed rate $12,000,000 FHLB advance (see “Interest Rate Risk”).

At December 31, 2004, BancTrust had available lines of credit with correspondent financial institutions of approximately $80 million. See Note 10 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits and Financial Statement Schedules” for further information regarding borrowed funds.

The following table provides additional details regarding borrowed funds:

	Maximum Amount Outstanding at Any Month End	Average Balance	Average Interest Rate	Average Interest Rate at Year end
	(Dollars in thousands)
2004
FHLB borrowings	$53,966	$49,387	4.68%	5.48%
Other borrowings	1,812	1,843	1.41%	2.43%

	$55,778	$51,230	4.56%	5.37%

2003
FHLB borrowings	$65,401	$55,979	4.31%	3.16%
Other borrowings	3,860	3,370	0.59%	0.56%

	$69,261	$59,349	4.09%	2.92%

2002
FHLB borrowings	$67,115	$61,173	5.24%	4.42%
Other borrowings	14,450	1,667	0.87%	0.50%

	$81,565	$62,840	4.93%	4.30%

Stockholders’ Equity and Regulatory Capital Requirements

Stockholders’ equity indicates BancTrust’s net worth. Stockholders’ equity was $75,042,000 at December 31, 2004, compared to $72,779,000 at December 31, 2003.

The FRB has adopted risk-based capital regulations. These regulations require all bank holding companies and banks to achieve, and maintain, specified ratios of capital to risk-weighted assets. The risk-based capital rules assign weight factors to different classes of assets and off-balance sheet obligations at 0%, 20%, 50% or 100%, depending upon the risk classification of the asset or obligation. All bank holding companies and banks are required to maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1 capital (consisting of stockholders’ equity, less goodwill and certain components of accumulated other comprehensive income, net of tax). BancTrust’s and Peoples Bank’s capital ratios at December 31, 2004 were well above the minimum regulatory requirements. See Note 17 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits and Financial Statement Schedules” for further information regarding stockholders’ equity and regulatory capital requirements.

The following table indicates BancTrust’s dividends per share, earnings per share and the percent of earnings per share represented by dividends in 2004, 2003 and 2002.

	2004	2003	2002
Earnings per share (basic and diluted)	$1.08	$0.96	$0.92
Dividends per share	$0.44	$0.44	$0.43
Dividend payout ratio	40.74%	45.83%	46.74%

Contractual Obligations

BancTrust has contractual obligations to make future payments on debt and certain lease agreements. Obligations such as debt are reflected on the balance sheet, whereas operating lease obligations for office space and equipment are not reflected on the balance sheet. See Note 14 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits and Financial Statement Schedules” for further information on operating lease obligations. Total contractual obligations at December 31, 2004 are set forth in the following table.

	Due in one year or less	Due after one year through three years	Due after three years through five years	Due after five years	Total
	(In thousands)
FHLB and other borrowings (1)	$19,353	$4,335	$7,817	$16,808	$48,313
Time Deposits	212,971	78,343	8,090	28	299,432
Operating leases	382	386	27	—	795

Total contractual obligations	$232,706	$83,064	$15,934	$16,836	$348,540

(1)	includes principal payments only

Off Balance Sheet Arrangements

Many of BancTrust’s lending relationships contain both funded and unfunded elements. The unfunded elements of these relationships are not reflected on the balance sheet. The following table indicates the total unfunded credit extension, or off-balance sheet, commitment amounts by expiration date. See Note 18 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits and Financial Statement Schedules” for further information on credit commitments.

	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total
	(Dollars in thousands)
Lending commitments (1)	$34,267	$10,489	$6,062	$5,559	$56,376
Irrevocable standby letters of credit	1,109	15,210	3,787	3,115	23,221

Total credit extension commitments	$35,376	$25,699	$9,849	$8,674	$79,597

(1)	Lending commitments are primarily comprised of the unused portion of commercial lines of credit and equity lines of credit

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of BancTrust’s commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BancTrust had approximately $56,376,000 and $53,562,000 in commitments to extend credit at December 31, 2004 and 2003, respectively. BancTrust evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by BancTrust upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include certificates of deposit, marketable securities, real estate, and other collateral.

Irrevocable standby letters of credit are conditional commitments issued by BancTrust to guarantee the performance of a customer to an outside third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include certificates of deposit, marketable securities, real estate, and other collateral for those commitments for which collateral is deemed necessary. BancTrust had approximately $23,221,000 and $22,187,000 in irrevocable standby letters of credit at December 31, 2004 and 2003, respectively.

INCOME SUMMARY

Net Income

Net income for the year ended December 31, 2004 increased to $6,042,000 from $5,338,000 for the same period in 2003. This increase was primarily attributable to a reduction in the provision for loan losses between the two periods. For the year ended December 31, 2004, provision for loan losses totaled ($149,000) compared to $5,706,000 for the same period in 2003. Having a credit (or negative) balance in 2004, provision for loan losses had the effect of increasing net income. During 2004, BancTrust sold a relatively large commercial real estate loan and removed specific loan loss reserves associate with it. It is the removal of these reserves via a credit transaction to provision for loan losses that primarily accounted for the negative balance in provision for loan losses in 2004.

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

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE

for the years ended December 31, 2004, 2003 and 2002

(In Thousands)

	2004 Compared to 2003				2003 Compared to 2002
	Total	Changes in Volume (1)	Changes in Rates (1)	Mix(1)	Total	Changes in Volume (1)	Changes in Rates (1)	Mix (1)
Interest income on:
Loans	$(4,088)	$(2,573)	$(1,647)	$132	$(3,863)	$(159)	$(3,721)	$16
Taxable securities	2,058	1,758	233	67	(1,570)	1,260	(2,433)	(397)
Nontaxable securities	(54)	(56)	23	(21)	(83)	(89)	14	(9)
Federal funds sold, resell agreements and interest earning deposits in banks	154	11	140	3	349	185	66	98

Total interest income	$(1,930)	$(860)	$(1,251)	$181	$(5,167)	$1,305	$(6,074)	$(400)

Interest expense on:
Interest bearing demand deposits	$185	$276	$(80)	$(11)	$(185)	$414	$(505)	$(93)
Savings deposits	(44)	1	(44)	(1)	(70)	—	(70)	—
Time deposits	(641)	(364)	(291)	14	(1,382)	624	(1,873)	(133)
Federal funds purchased and repurchase agreements	(8)	(9)	8	(7)	(30)	21	(33)	(18)
FHLB borrowings	(88)	(249)	180	(19)	(782)	(229)	(595)	43

Total interest expense	$(596)	$(345)	$(227)	$(24)	$(2,449)	$830	$(3,076)	$(201)
Net changes in net interest income before loan losses	$(1,334)				$(2,718)

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Changes in Volume = change in volume times old rate. Changes in Rates = change in rate times old volume. The Mix Change = change in volume times change in rate.

(2)	Columns may not add because of rounding

THE PEOPLES BANCTRUST CO., INC.

AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars in thousands)

	2004			2003			2002
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
ASSETS
Interest Earning Assets:
Loans, net (1)	$444,364	$28,029	6.31%	$483,063	$32,117	6.65%	$485,203	$35,980	7.42%
Taxable securities	236,519	8,203	3.47%	183,907	6,145	3.34%	164,587	7,715	4.69%
Nontaxable securities	152	9	5.92%	1,455	63	4.33%	3,703	146	3.94%
Federal funds sold, resell agreements and interest earning deposits in banks	39,719	628	1.58%	38,848	474	1.22%	9,188	125	1.36%

Total interest earning assets	720,754	$36,869	5.12%	707,273	$38,799	5.49%	662,681	$43,966	6.63%

Non-Interest Earning Assets:
Cash and due from banks	19,457			23,193			20,420
Bank premises & equipment (net)	17,330			17,467			15,942
Other assets	17,379			21,402			19,147

Total non-interest earning assets	54,166			62,062			55,509

Total assets	$774,920			$769,335			$718,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing Liabilities:
Interest bearing demand deposits	$222,341	$2,242	1.01%	$196,061	$2,057	1.05%	$165,530	$2,242	1.35%
Savings deposits	39,918	55	0.14%	39,447	99	0.25%	39,499	169	0.43%
Time deposits	307,460	6,742	2.19%	323,421	7,383	2.28%	301,931	8,765	2.90%
FHLB and other borrowings	51,230	2,337	4.56%	59,349	2,433	4.10%	62,840	3,245	5.16%

Total interest bearing liabilities	620,949	$11,376	1.83%	618,278	$11,972	1.94%	569,800	$14,421	2.53%

Non-interest bearing demand deposits	76,391			73,319			69,670
Other liabilities	4,322			5,494			8,545

Total non-interest bearing liabilities	80,713			78,813			78,215

Total liabilities	701,662			697,091			648,015
Stockholders’ equity	73,258			72,244			70,175

Total liabilities and stockholders’ equity	$774,920			$769,335			$718,190

Net interest income		$25,493			$26,827			$29,545
Net yield on interest earning assets			3.54%			3.79%			4.46%

(1)	Average balances include non-accruing loans of approximately $2,121,000, $2,204,000 and $6,122,000 in 2004, 2003 and 2002, respectively.

(2)	Certain amounts in 2003 and 2002 have been reclassified from prior presentations for comparative purposes.

The table above sets forth certain information relating to BancTrust’s average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost on liabilities for the years indicated. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the years indicated.

2004 versus 2003. Total interest income in 2004 was $36,869,000 compared to $38,799,000 in 2003. In 2004, interest earning assets yielded 5.12%, compared to 5.49% in 2003. It was this reduction in yield to which the decline in total interest income is attributed, as the average volume of interest earning assets increased in 2004 to $720,754,000 from $707,273,000 in 2003.

Interest and fees earned on the loan portfolio comprised the largest segment of total interest income. In 2004, loan interest and fees totaled $28,029,000 compared to $32,117,000 in 2003. Reductions in both average volumes and yields contributed to this decline. In 2004, BancTrust’s loan portfolio earned an average annual yield of 6.31% on average volume of $444,364,000, compared to 6.65% on average volume of $483,063,000 in 2003. Overall market rates of interest remained at historically low levels during much of 2004, which contributed to the decline in loan yields. Additionally, loans secured by real estate (which comprise the largest segment of BancTrust’s loan portfolio (see “Loans”)) generally bear lower rates of interest than other types loans due to generally lower levels of loss risk should the borrower default.

BancTrust’s investment securities portfolio earned interest and dividend income in 2004 of $8,212,000 compared to $6,208,000 in 2003. Increases in both the average balance of the investment securities portfolio and the average annual yield earned on it contributed to this increase. In 2004, the investment securities portfolio earned an average annual yield of 3.47% on an average balance of $236,671,000, compared to 3.35% on an average balance of $185,362,000 in 2003. In 2004, BancTrust set about to increase the average yield on its investment securities portfolio by purchasing securities with longer maturity terms relative to securities historically held in the portfolio. Increases in deposits combined with decreases in loans contributed to the higher average balance of the investment securities portfolio.

Interest income earned on federal funds sold, resell agreements and interest earning deposits in banks increased to $628,000 in 2004 from $474,000 in 2003. The average annual yield on theses assets increased to 1.58% in 2004 on an average balance of $39,719,000. In 2003, these assets earned an average annual yield of 1.22% on an average balance of $38,848,000. During 2004, BancTrust held a higher balance of short term time deposits in other financial institutions than in prior periods (see “Cash and Cash Equivalents”). These instruments typically earn higher rates of interest than do federal funds investments. Generally, published federal funds interest rates represent the lowest rate at which a financial institution can invest available funds at any given point in time.

Total interest expense in 2004 was $11,376,000 compared to $11,972,000 in 2003. Lower average interest rates paid on interest bearing liabilities such as interest bearing deposits and borrowed funds was the primary factor in this decline. In 2004, BancTrust paid an average annual interest rate of 1.83% on average interest bearing liabilities of $620,949,000. In 2003, BancTrust paid an average annual interest rate of 1.94% on average interest bearing liabilities of $618,278,000.

Interest paid on deposits declined in 2004 to $9,039,000 from $9,539,000 in 2003. The average rate of interest paid on interest bearing deposits in 2004 was 1.59% on average balances of $569,719,000, compared to 1.71% on average balances of $558,929,000 in 2003. It is the decline in the average interest rate between the two periods to which the reduction in deposit interest expense is attributed, given the increase in average balances for the same period. As overall market interest rates remained relatively low in 2004 and BancTrust was not deploying already available funds in its loan portfolio, the interest rates offered on deposit products either remained largely unchanged or were lowered.

Interest expense on borrowed funds (primarily FHLB borrowings) declined slightly in 2004 to $2,337,000 compared to $2,433,000 in 2003. BancTrust paid an average rate of interest on borrowed funds of 4.56% in 2004 and 4.10% in 2003. The average balance of borrowed funds in 2004 was $51,230,000 and $59,349,000 in 2003. The increase in the average rate of interest paid on borrowed funds is attributed to the maturity and repayment of a $5,000,000 FHLB borrowing in May of 2004 that carried an interest rate of less than 1.20%.

Net interest income in 2004 totaled $25,493,000 compared to $26,827,000 in 2003. Net interest margin, which is net interest income expressed as a percentage of average earning assets was 3.54% and 3.79% in 2004 and 2003 respectively. BancTrust considers that the lack of growth in its loan portfolio was the primary factor in the decrease of net interest income. By having comparatively high volumes of funds deployed in lower yielding investment securities and cash equivalent instruments, BancTrust was not able to earn the amount of interest it would have had these same funds been deployed in the loan portfolio. Consequently, BancTrust believes net interest income declined to a greater degree that would have been the case in a more robust loan growth environment.

2003 versus 2002. Total interest income for 2003 decreased to $38,799,000 from $43,966,000 for 2002. A reduction in the average yield earned on interest earning assets was the primary reason for this reduction. In 2003, interest earning assets (loan, securities and federal funds sold and securities purchased under agreements to resell) earned an average yield of 5.49%, compared to 6.63% for 2002. Market rates of interest continued to decline in 2003, and remained at historically low levels. Consequently, the rates of interest BancTrust was able to earn on its interest earning assets declined as well.

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

Interest and dividend income earned on the securities portfolio decreased to $6,208,000 in 2003 from $7,861,000 in 2002. The average yield earned on the securities portfolio decreased to 3.35% in 2003 compared to 4.67% in 2002. This decrease in average yield more than offset an increase in the average volume of investment securities. The average volume of investment securities increased in 2003 to $185,362,000 compared to $168,290,000 in 2002. Market rates of interest continued to decline in 2003, and remained at historically low levels. Consequently, the rates of interest BancTrust was able to earn on its securities portfolio declined as well. For discussion on changes in securities balances, see – “Securities”.

Federal funds sold, resell agreements and interest earning deposits in banks generated $474,000 of interest income in 2003, compared to $125,000 in 2002. The average yield earned on federal funds sold, resell agreements and interest earning deposits in banks in 2003 was 1.22% on average volume of $38,848,000, compared to 1.36% in 2002 on average volume of $9,188,000. The increase in average volume was the primary factor in the increase in income between the two periods, given the decrease in the average yield earned.

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

Net interest income for 2003 totaled $26,827,000 compared to $29,544,000 for 2002. Expressed as a percentage of average earning assets, also referred to as “net interest margin”, net interest income totaled 3.79% for 2003 and 4.46% for 2002. Reductions in the rates of interest BancTrust earned on interest earning assets in 2003 was the primary contributing to the decrease in net interest income and net interest margin in 2003 compared to 2002.

Provision for Loan Losses

2004 versus 2003. When management determines that increases in the allowance for loan losses are necessary, such increases are realized through charges against income in the form of provision for loan losses (see - “Allowance for Loan Losses”). Provision for loan losses typically represents increases to the allowance for loan losses in the form of charges against income. Consequently, provision for loan losses typically has the effect of reducing income. However, such was not the case in 2004. In 2004, BancTrust’s provision for loan losses was ($149,000), having an increasing effect on income, compared to $5,706,000 in 2003, which had a decreasing effect on income. In June 2004, BancTrust eliminated specific loan loss allowance reserves associate with a large commercial real estate loan that was sold. These reserves were restored via a negative charge to provision for loan losses in the amount of $761,000. Additionally, periodic reviews of the allowance for loan losses did not indicate that additions to the allowance were necessary during the remainder of 2004, thereby further contributing to the aforementioned reduction in provision for loan losses. BancTrust attributes the lack of need to increase the allowance for loan losses in 2004 to ongoing efforts in the areas of credit review and underwriting, as well as to diminishing loan volumes (see “Allowance for Loan Losses”).

2003 versus 2002. During 2003, BancTrust realized $5,706,000 in provision for loan losses compared to $7,204,000 in 2002. BancTrust did not have to increase its allowance for loan losses in 2003 to the extent that it did in 2002. Consequently, provision for loan losses was lower in 2003. Performance and quality analyses of the loan portfolio determine the level at which the allowance for loan losses must be maintained, thereby significantly affecting the amount of provision for loan losses in any given period. Beginning in 2002, management set about to significantly enhance its credit processes, and believes these efforts have contributed to lower loan loss provision charges (see -“Allowance for Loan Losses”).

Noninterest Income

BancTrust realizes income from sources other than interest earned on loans and securities. Non-loan related fees and other noninterest income is seen by management as being a major source of earnings for BancTrust. BancTrust’s primary sources of noninterest income are deposit service charges, fee-based trust services, brokerage income, credit life commissions, and fee income from BancTrust’s insurance and finance subsidiaries. Through the development of new services and the continued evaluation of existing fee structures, management intends to enhance the contribution of fee and other noninterest income to future earnings.

2004 versus 2003. Deposits service charges are the largest component of noninterest income for BancTrust. In 2004, deposit service charges declined to $4,749,000 from $5,219,000 in 2003. Reductions in customer insufficient funds activities and deposit overdrafts were the primary cause for the decline in deposit service charges.

Other noninterest income declined in 2004 to $2,568,000 from $4,655,000 in 2003. The primary reason for this decline is that in 2003, BancTrust realized rental income and a gain on sale from a commercial real estate property that it took possession of in lieu of foreclosure. By not owning and operating this property in 2004, BancTrust did not realize the associated noninterest income from it as in 2003. In 2003, rental income from this property was $713,000 and the realized gain on the sale of this property was $1,194,000.

Net securities gains decreased in 2004 to $725,000 from $1,069,000 in 2003. While remaining at historically low levels, overall market rates of interest were stable to rising in 2004. This type of interest rate environment is generally not conducive to realizing gains on sales of fixed rate debt securities.

Trust department income increased in 2004 to $891,000 from $830,000 in 2003. BancTrust attributes this increase to ongoing efforts in attracting new trust clients in and around its primary markets.

2003 versus 2002. The largest component of noninterest income is deposit service charges. In 2003, deposit service charges totaled $5,219,000 compared to $5,398,000 in 2002. The dollar volume of deposits increased in 2003, while the total number of deposit accounts held by BancTrust for its customers remained relatively unchanged. Management believes that higher deposit account balances contributed to the reduction in service charges on deposits, as individual account balances are a determining factor in many of these service charge cycles.

Other noninterest income increased to $4,655,000 in 2003, compared to $3,078,000 in 2002. The majority of this increase is accounted for in rental income realized from other real estate owned. During 2003, BancTrust operated a commercial property that it took possession of in lieu of foreclosure in August of 2002. Upon taking possession of the property, BancTrust immediately classified it as other real estate owned. BancTrust realized $713,000 of rental income from this property in 2003, and $201,000 in 2002. See Note 13 to Consolidated Financial Statements incorporated in Item 15.-”Exhibits and Financial Statement Schedules” for further information on other noninterest income.

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

2004 versus 2003. Noninterest expense totaled $26,563,000 in 2004 and $25,592,000 in 2003. Personnel expenses associated with market expansions and losses realized on the sale of a large commercial real estate loan are the primary factors in this increase.

Salaries and wages in 2004 totaled $11,839,000 compared to $11,462,000 in 2003. This increase is primarily attributed to the personnel additions as BancTrust expanded its lending presence in its newer markets during 2004. Pensions and other benefits expenses increased slightly to $2,050,000 in 2004 from $2,018,000 in 2003.

Occupancy and equipment expenses declined to $4,865,000 in 2004 from $5,091,000 in 2003. A decline in depreciation expense between the two periods was the primary factor in the decrease. This decline is partially attributable to BancTrust’s IP telephony initiatives. 2004 was the first full year that all of BancTrust’s communications related equipment was leased rather than owned and depreciated.

Other noninterest expenses totaled $7,809,000 and $7,021,000 in 2004 and 2003 respectively. The majority of this increase is accounted for in a $551,000 loss that was realized on the sale of a commercial real estate loan in 2004. BancTrust had no such losses in 2003. This loss was recorded simultaneously with, and was a result of, the same transaction that produced the negative charge to provision for loan losses previously described (see “Provision for Loan Losses”).

2003 versus 2002. In 2003, noninterest expense totaled $25,592,000 compared to $24,856,000 in 2002. Increases in expenses associated with pensions and other employee benefits, as well as occupancy and premises were the primary factors in the overall increase in noninterest expense. Salaries and wages, as well as other noninterest expenses decrease in 2003 compared to 2002.

Salaries and wages expense declined $233,000 in 2003 to $11,462,000 from $11,695,000 in 2002. The primary cause for this decline is that BancTrust employed fewer people in 2003 than it did in 2002. At December 31, 2003 BancTrust employed 310 people compared to 333 people at December 31, 2002.

Pensions and other employee benefits expense increased in 2003 to $2,018,000 from $1,525,000 in 2002. BancTrust realized $859,000 of expense associated with its defined benefits pension plan in 2003, compared to $621,000 in 2002. Also, BancTrust realized $128,000 of expenses associated with a non qualified executive supplemental retirement plan in 2003, compared to $36,000 realized in 2002. These increases were the primary contributing factors to the overall increase in pensions and other employee benefits expense. See Note 12 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits and Financial Statement Schedules” for further information on employee benefit plans.

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

Other noninterest expense declined $181,000 in 2003 to $7,021,000, from $7,202,000 in 2002. The primary cause for this decline was that BancTrust realized $142,000 of expense in 2003 associated with the retirement of a former senior executive, compared to $384,000 of expense realized in 2002 for the retirement of the same executive.

Income Taxes

BancTrust participates in several low-income housing projects, which provide tax credits, and invests in certain nontaxable obligations of states and political subdivisions, thus reducing its effective tax rate. Also, BancTrust owns life insurance policies on certain employees, the earnings of which are not taxable, thus further reducing its effective tax rate. See Note 11 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits and Financial Statement Schedules”.

2004 versus 2003. Before the provision for income taxes, net income totaled $8,013,000 in 2004 and $7,302,000 in 2003. Provision for income taxes totaled $1,971,000 and $1,965,000 in 2004 and 2003 respectively. The effective income tax rate in 2004 was 24.6% and in 2003 was 26.9%. Adjustments to BancTrust’s deferred income tax assets and liabilities were the primary factors in the reduction of the effective tax rate between the two periods.

2003 versus 2002. Net income before the provision for income tax totaled $7,302,000 and $7,372,000 respectively for the years ended December 31, 2003 and 2002. For each of the years 2003 and 2002, the provision for income tax totaled $1,965,000 and $2,235,000, respectively. The effective income tax rates for BancTrust in 2003 and 2002 were 26.9% and 30.3%, respectively.

Interest Rate Risk

The profitability of most financial institutions, including BancTrust, is greatly dependent on net interest income. Given this, management believes changes in interest rates impact BancTrust’s profitability to a greater extent than the effects of general inflation levels. Interest rates do not always move with the same magnitude, or in the same direction as inflation. When interest-earning assets are repricing to market interest rate levels at a different pace than interest-bearing liabilities, net interest income is affected either positively or negatively, depending on the direction market rates are moving. When interest rates are volatile, liquidity and maturity of BancTrust’s assets and liabilities is crucial in maintaining desired performance levels. Interest rates are highly sensitive to many factors, including Federal Reserve monetary policies and domestic and international political conditions such as inflation, recession, unemployment, money supply and government borrowing. Other factors that are beyond management’s control may also affect interest rates. Management is unable to predict the future of interest rate movements; therefore, management attempts to strike a relative balance between rate sensitive assets and liabilities. This strategy is designed to protect BancTrust’s profitability and its economic value of equity against radical shifts in interest rate levels. Management believes the current relationship between rate sensitive assets and rate sensitive liabilities is adequately matched, indicating an acceptable exposure to interest-rate risk. BancTrust maintains policy limitations and guidelines with regard to the relationship between rate sensitive assets and liabilities. At December 31, 2004, BancTrust was within these policy guidelines with regard to this relationship. The table below presents a quantitative expression of interest-rate risk.

In June of 2002, BancTrust entered into an agreement known as an “interest rate swap”. Interest rate swaps are typically used to mitigate exposure to interest rate risk. Pursuant to the agreement, BancTrust will receive payment from its counterparty for the same amount of interest it is being charged on a $12,000,000 loan from the FHLB, which bears an interest rate of 6.85%. In turn, BancTrust will pay its counterparty an amount equal to the one month London Inter-Bank Offering Rate (“LIBOR”) plus 2.61% on a specified day each calendar quarter. The interest rate swap qualifies for treatment under the short-cut method of accounting; therefore, fluctuations in the fair value of the interest rate swap are presumed to be fully offset by fluctuations in the fair value of the underlying debt and have no effect on the results of operations of BancTrust.

THE PEOPLES BANCTRUST COMPANY, INC.

INTEREST RATE SENSITIVITY POSITION

December 31, 2004

	Expected Maturity / Repricing Time Frame
	Less than three months	Between three months and one year	Between one year and five years	Between five years and ten years	Beyond ten years	Total
	(Dollars in thousands)
ASSETS:
Earning assets:
Loans	$223,968	$98,568	$101,286	$9,491	$5,439	$438,752
Securities	11,984	9,745	171,190	57,937	2,889	253,744
Interest-bearing deposits in other banks	18,473	4,551	1,622	100	—	24,746
Federal funds sold	17,000	—	—	—	—	17,000

Total interest-earning assets	$271,425	$112,864	$274,098	$67,528	$8,328	$734,242

LIABILITIES:
Interest-bearing liabilities:
Demand and money market deposits	$6,266	$66,738	$153,362	$21,141	$—	$247,507
Savings deposits	—	961	31,097	8,015	—	40,073
Time deposits	90,656	121,216	87,452	108	—	299,432
Borrowed funds	20,367	844	9,815	15,214	2,073	48,313

Total interest-bearing liabilities	$117,289	$189,759	$281,726	$44,478	$2,073	$635,325

Period gap	$154,136	$(76,895)	$(7,628)	$23,050	$6,255	$98,917
Cumulative gap	$154,136	$77,241	$69,613	$92,663	$98,918
Ratio of cumulative gap to total earning assets	20.99%	10.52%	9.48%	12.62%	13.47%

On December 31, 2004, BancTrust had a positive cumulative one-year gap position of $77,241,000, indicating that while $384,289,000 in assets could reprice during 2005, $307,048,000 in liabilities could reprice in the same time frame. The above table reflects a positive cumulative gap position in all maturity classifications. A positive cumulative gap position implies that interest earning assets (loans and securities) will reprice at a faster pace than interest-bearing liabilities (deposits and debt). In a rising rate environment, this position will generally have a positive effect on earnings, while in a falling rate environment this position will generally have a negative effect on earnings. Other factors, however, including the speed at which assets and liabilities reprice in response to changes in market rates and the interplay of competitive factors, can also influence the overall impact on net income of changes in interest rates. The actual interest rate sensitivity of BancTrust’s assets and liabilities could vary significantly from the information set forth in the above table due to market conditions and other factors.

The process of measuring, compiling and analyzing the maturity and repricing dynamics of interest sensitive assets and interest sensitive liabilities is referred to as, “asset liability management” (“ALM”). BancTrust has established an ALCO (see – “Liquidity”), consisting of the Chief Executive Officer, Chief Financial Officer, Risk Management Officer, Senior Lender, Chief Investment Officer, Retail Division Manager, Senior Credit Officer and the Principal Accounting Officer. The ALCO is responsible for ensuring that the relationship of interest sensitive assets and liabilities, as defined by their respective maturity and repricing characteristics, does not become so mismatched as to expose BancTrust to unacceptable levels of risk in the areas of equity capital valuation, earnings or liquidity. ALCO achieves its objectives via regular meetings where various data relating to specific liquidity and interest rate issues are presented and discussed. At least quarterly, ALCO utilizes an interest rate risk computer model which compiles the detailed repricing and maturity characteristics of BancTrust’s interest sensitive instruments (both assets and liabilities), and produces various reports and supporting detail, which indicate BancTrust’s overall interest rate risk exposure.

New Accounting Standards

See Note 1 to Consolidated Financial Statements incorporated in Item 15.-”Exhibits and Financial Statement Schedules” for discussion on new accounting standards.

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

The Consolidated Financial Statements and related notes thereto, along with related financial schedules as listed in Item 15.-“Exhibits and Financial Statement Schedules” have been included in this report, and should be referred to in their entirety. The table below sets forth certain quarterly supplementary financial information.

SELECTED QUARTERLY FINANCIAL DATA 2004 - 2003

(Dollars in thousands, except for per share amounts)

	2004				2003
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Net interest income	$6,437	$6,213	$6,372	$6,472	$6,690	$6,473	$6,562	$7,102
Provision for loan losses	—	—	(575)	426	1,018	2,280	876	1,532
Income before income tax	1,916	2,045	2,027	2,025	2,681	337	1,998	2,286
Provision for income tax	544	272	588	567	577	102	623	662
Net income	1,372	1,773	1,439	1,458	2,104	235	1,375	1,624
Net income per share (basic and diluted)	$0.24	$0.32	$0.26	$0.26	$0.38	$0.04	$0.25	$0.29
Cash dividends declared per share	0.11	0.11	0.11	0.11	0.11	0.11	0.11	0.11

Total Assets	$792,249	$779,266	$762,416	$781,168	$778,581	$785,792	$767,342	$759,417

During the quarter ended September, 30, 2004, BancTrust made certain adjustments to its deferred income tax assets and liabilities, thereby resulting in a comparatively lower provision for income taxes that in the preceding two quarters.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 30, 2004, the Company dismissed its independent registered public accounting firm, PricewaterhouseCoopers LLP (“Pricewaterhouse”), and appointed Mauldin & Jenkins LLC as its new independent registered public accounting firm. This determination followed the Audit Committee’s decision to seek proposals from independent accountants to audit the Company’s financial statements for the fiscal year ended December 31, 2004. The decision not to renew the engagement of Pricewaterhouse and to retain Mauldin & Jenkins was approved by the Audit Committee. Pricewaterhouse’s report on the Company’s 2003 financial statements dated February 27, 2004, was issued in conjunction with the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

During the Company’s two fiscal years ended December 31, 2003, and the subsequent interim period through June 30, 2004, there were no disagreements between the Company and Pricewaterhouse on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to Pricewaterhouse’s satisfaction, would have caused Pricewaterhouse to make reference thereto in their reports on the financial statements for such fiscal years.

The audit reports of Pricewaterhouse on the consolidated financial statements of the Company and subsidiary for each of the two fiscal years ended December 31, 2003, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle.

During the Company’s two fiscal years ended December 31, 2003 and through June 30, 2004, there were no reportable events (as defined Regulation S-K Item 304(a)(1)(v)).

The Company requested that Pricewaterhouse furnish it with a letter addressed to the SEC stating whether or not it agreed with the above statements. A copy of such letter, dated July 6, 2004, was filed as exhibit to the Company’s Current Report on Form 8-K dated June 30, 2004.

During the Company’s two fiscal years ended December 31, 2003, and the subsequent interim period through June 30, 2004, the Company did not consult with Mauldin & Jenkins regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

BancTrust maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decision making regarding required disclosure. The Company, under the supervision and participation of its management, including the Company’s Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by the report pursuant to the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this annual report has been accumulated and communicated to them in a manner appropriate to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2004, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of BancTrust is omitted from this Report as BancTrust intends to file a definitive proxy statement not later than 120 days after December 31, 2004, and the information to be included therein is incorporated herein by reference.

Information regarding the executive officers of BancTrust is included under separate caption in Part I of this Form 10-K.

Item 405 of Regulation S-K disclosure is omitted from this Report as BancTrust will file a definitive proxy statement dated not later than 120 days after December 31, 2004, and the Item 405 disclosure to be included therein is incorporated herein by reference.

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

Information regarding executive compensation is omitted from this Report as BancTrust will file a definitive proxy statement dated not later than 120 days after December 31, 2004 and the information to be included therein is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is omitted from this Report as BancTrust will file a definitive proxy statement dated not later than 120 after December 31, 2004, and the information to be included therein is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is omitted from this Report as BancTrust will file a definitive proxy statement dated not later than 120 days after December 31, 2004, and the information to be included therein is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is omitted from the Report as BancTrust will file a definitive proxy statement dated not later than 120 days after December 31, 2004, and the information to be included therein is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements of BancTrust included herein (beginning on page F-1), are as follows.

1.	Reports of Independent Registered Public Accounting Firms.	F-2
2.	Consolidated Balance Sheets - December 31, 2004 and 2003.	F-4
3.	Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002.	F-5
4.	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002.	F-6
5.	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002.	F-7
6.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.	F-8
7.	Notes to Consolidated Financial Statements.	F-9

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

Exhibit No. 10.4 Dividend Reinvestment and Stock Purchase Plan – Incorporated herein by reference to registration statement on Form S-3 (File No. 33-60935).

Exhibit No. 14. Incorporated herein by reference to Exhibit 14 to the registrant’s annual report on form 10-K for the fiscal year ended December 31, 2003

Exhibit No. 21. Incorporated herein by reference to Exhibit 14 to the registrant’s annual report on form 10-K December 31, 2001

Exhibit No. 23.1 Consent of Mauldin & Jenkins Certified Public Accountants, LLC

Exhibit No. 23.2 Consent of PricewaterhouseCoopers LLP

Exhibit No. 31.1. Certification of Principal Executive Officer pursuant to Exchange Act Rule 12a – 14(a) or 15d – 14(a).

Exhibit No. 31.2. Certification of Principal Financial Officer pursuant to Exchange Act Rule 12a – 14(a) or 15d – 14(a).

Exhibit No. 32.1. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

(b)	Exhibits to this Form 10-K are attached or incorporated by reference as stated above.

(c)	None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

THE PEOPLES BANCTRUST COMPANY, INC.
(Registrant)

Date: March 30, 2005	By:	/s/ Elam P. Holley, Jr.
Elam P. Holley, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

DATE: SIGNATURE AND TITLE:

/s/ Ted M. Henry Ted M. Henry	March 30, 2005
Chairman of the Board of Directors

/s/ Elam P. Holley, Jr. Elam P. Holley, Jr.	March 30, 2005
President and Chief Executive Officer

/s/ Andrew C. Bearden, Jr. Andrew C. Bearden, Jr.	March 30, 2005
Executive Vice President and Chief Financial Officer

/s/ Thomas P. Wilbourne Thomas P. Wilbourne	March 30, 2005
Vice President and Controller (Principal Accounting Officer)

/s/ Clyde B. Cox, Jr. Clyde B. Cox, Jr.	March 30, 2005
Director

/s/ Johnny Crear Johnny Crear	March 30, 2005
Director

/s/ Harry W. Gamble, Jr. Harry W. Gamble, Jr.	March 30, 2005
Director

/s/ Edith M. Jones Edith M. Jones	March 30, 2005
Director

/s/ D. Joseph McInnes D. Joseph McInnes	March 30, 2005
Director

/s/ Thomas E. Newton Thomas E. Newton	March 30, 2005
Director

/s/ David Y. Pearce David Y. Pearce	March 30, 2005
Director

/s/ Julius E. Talton, Jr. Julius E. Talton, Jr.	March 30, 2005
Director

/s/ Daniel P. Wilbanks Daniel P. Wilbanks	March 30, 2005
Director

The Peoples BancTrust

Company, Inc. and Subsidiary

Consolidated Financial Statements

As of December 31, 2004 and 2003 and

For Each of the Three Years Ended December 31, 2004,

2003 and 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

To the Board of Directors

The Peoples BancTrust Company, Inc.

Selma, Alabama

We have audited the accompanying consolidated balance sheet of The Peoples BancTrust Company, Inc. and Subsidiary as of December 31, 2004 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of The Peoples BancTrust Company, Inc. and Subsidiary as of December 31, 2003 and for each of the two years in the period ended December 31, 2003 were audited by other auditors, whose report dated February 27, 2004 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Peoples BancTrust Company, Inc. and Subsidiary as of December 31, 2004 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Mauldin & Jenkins, LLC

Birmingham, Alabama

February 18, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors

The Peoples BancTrust Company, Inc.

In our opinion, the consolidated balance sheet as of December 31, 2003 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2003 present fairly, in all material respects, the financial position, results of operations and cash flows of The Peoples BancTrust Company, Inc. and its subsidiary (the Company) at December 31, 2003 and for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama

February 27, 2004

The Peoples BancTrust Company, Inc. and Subsidiary

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets
Cash and due from banks	$46,176,624	$57,433,194
Federal funds sold and resell agreements	17,000,000	2,048,000

Cash and cash equivalents	63,176,624	59,481,194

Available-for-sale securities	253,744,320	225,134,664

Loans, net of unearned income	438,018,731	461,404,660
Allowance for loan losses	(9,042,942)	(11,994,862)

Loans, net	428,975,789	449,409,798

Bank premises and equipment	36,435,545	34,553,446
Less accumulated depreciation	(18,069,791)	(17,460,153)

Bank premises and equipment, net	18,365,754	17,093,293

Other real estate, net	2,005,817	2,395,302
Interest receivable	3,298,296	3,484,219
Intangible assets acquired, net	6,860,794	7,088,000
Deferred income taxes	2,069,831	3,376,635
Income taxes receivable	1,263,011	—
Other assets	12,488,442	11,118,347

Total Assets	$792,248,678	$778,581,452

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand-noninterest bearing	$78,641,169	$74,254,186
Demand-interest bearing	247,507,341	210,547,676
Savings	40,072,920	38,645,889
Time	299,431,549	320,308,961

Total deposits	665,652,979	643,756,712

Federal funds purchased and repurchased agreements	—	1,816,000
Other borrowed funds	48,312,571	54,874,496
Interest payable	1,381,269	1,514,169
Dividends payable	1,567	5,653
Income taxes payable	—	830,661
Other liabilities	1,857,802	3,004,817

Total liabilities	717,206,189	705,802,508

Stockholder’s equity:
Common stock	558,455	556,478
Additional paid-in capital	11,406,301	11,144,938
Accumulated other comprehensive (loss) income, net of tax	(947,477)	643,339
Retained earnings	64,025,210	60,434,189

Total stockholder’s equity	75,042,489	72,778,944

Total liabilities and stockholder’s equity	$792,248,678	$778,581,452

The accompanying notes are an integral part of these financial statements.

The Peoples BancTrust Company, Inc. and Subsidiary

Consolidated Statements of Income

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Interest income:
Interest and fees on loans and bankers acceptances	$28,028,661	$32,117,459	$35,979,548
Interest and dividends on investment securities:
U.S. Government securities	4,325,817	2,811,771	2,502,475
Obligations of state and political subdivisions and industrial development bonds
Nontaxable	8,594	63,272	146,346
Taxable	35,998	85,072	95,538
Other securities and interest-bearing deposits	4,314,637	3,477,574	5,116,792
Interest on federal funds sold and resell agreements	155,507	244,333	125,222

Total interest income	36,869,214	38,799,481	43,965,921

Interest expense:
Interest on deposits	9,038,890	9,538,964	11,176,184
Interest on federal funds purchased and other borrowed funds	2,336,630	2,433,227	3,245,535

Total interest expense	11,375,520	11,972,191	14,421,719

Net interest income	25,493,694	26,827,290	29,544,202

Provision for loan losses	(149,164)	5,705,915	7,203,743

Net interest income after provision for loan loss	25,642,858	21,121,375	22,340,459

Noninterest income:
Trust department income	890,621	829,830	650,003
Service charges on deposit accounts	4,749,168	5,219,084	5,397,708
Net securities gains	724,859	1,068,698	762,132
Other noninterest income	2,567,997	4,654,829	3,078,089

Total noninterest income	8,932,645	11,772,441	9,887,932

Noninterest expense:
Salaries and wages	11,838,559	11,461,721	11,694,678
Pensions and other employee benefits	2,049,789	2,018,049	1,524,584
Occupancy and equipment expenses	4,865,438	5,091,275	4,435,040
Other noninterest expenses	7,808,744	7,020,552	7,201,853

Total noninterest expense	26,562,530	25,591,597	24,856,155

Income before provision for income taxes	8,012,973	7,302,219	7,372,236

Provision for income taxes	1,970,877	1,964,700	2,235,065

Net income	$6,042,096	$5,337,519	$5,137,171

Earnings per share
Basic net income per share	$1.08	$0.96	$0.92

Diluted net income per share	$1.08	$0.96	$0.92

Basic weighted average number of shares outstanding	5,574,190	5,562,867	5,562,784

Diluted weighted average number of shares outstanding	5,593,040	5,587,802	5,577,986

The accompanying notes are an integral part of these financial statements.

The Peoples BancTrust Company, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Net income	$6,042,096	$5,337,519	$5,137,171
Other comprehensive income:
Unrealized (losses) gains on securities available for sale during the period	(1,796,244)	(979,357)	2,805,281
Less: reclassification adjustment for net gains included in net income	724,859	1,068,698	762,132

Other comprehensive (loss) income	(2,521,103)	(2,048,055)	2,043,149
Income tax benefit (provision) related to items of other comprehensive (loss) income	930,287	755,732	(755,965)

Other comprehensive (loss) income, net of tax	(1,590,816)	(1,292,323)	1,287,184

Comprehensive income, net of tax	$4,451,280	$4,045,196	$6,424,355

The accompanying notes are an integral part of these financial statements.

The Peoples BancTrust Company, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholder’s Equity

Years Ended December 31, 2004, 2003 and 2002

	Common Stock	Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss) net of Tax	Retained Earnings	Total
Balance December 31, 2001	$556,278	$11,144,924	$648,478	$54,799,129	$67,148,809
Net income				5,137,171	5,137,171
Cash dividends declared ($.43 per share)				(2,391,997)	(2,391,997)
Common stock issued (18 shares)	2	209			211
Change in accumulated other comprehensive income, net of tax			1,287,184		1,287,184

Balance December 31, 2002	$556,280	$11,145,133	$1,935,662	$57,544,303	$71,181,378

Net income				5,337,519	5,337,519
Cash dividends declared ($.44 per share)				(2,447,633)	(2,447,633)
Common stock issued (9,240 shares)	924				924
Common stock retired (7,260 shares)	(726)				(726)
Net impact of common stock tendered for common stock options exercised and common stock purchased through the dividend reinvestment plan		(195)			(195)
Change in accumulated other comprehensive income, net of tax			(1,292,323)		(1,292,323)

Balance December 31, 2003	$556,478	$11,144,938	$643,339	$60,434,189	$72,778,944

Net income				6,042,096	6,042,096
Cash dividends declared ($.44 per share)				(2,451,075)	(2,451,075)
Common stock issued (24,184 shares)	2,418				2,418
Common stock retired (4,416 shares)	(441)				(441)
Net impact of common stock tendered for common stock options exercised and common stock purchased through the dividend reinvestment plan		261,363			261,363
Change in accumulated other comprehensive income, net of tax			(1,590,816)		(1,590,816)

Balance December 31, 2004	$558,455	$11,406,301	$(947,477)	$64,025,210	$75,042,489

The accompanying notes are an integral part of these financial statements.

The Peoples BancTrust Company, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities
Net income	$6,042,096	$5,337,519	$5,137,171
Adjustments to reconcile net income to cash provided by operating activities
Provision for loan losses	(149,164)	5,705,915	7,203,743
Depreciation, amortization and accretion	2,638,544	3,324,925	3,171,966
Increase (decrease) in the unearned discount	39,634	(224,398)	(367,643)
Deferred income taxes, net	1,095,364	(470,161)	(1,320,170)
Loss (gain) on sales of OREO	225,250	(1,258,820)	(109,053)
Gain on sales of securities	(724,859)	(1,068,698)	(762,132)
Write down of other real estate and equipment	36,475	37,001	46,480
Decrease (increase) in assets
Interest receivable	163,301	647,646	652,525
Income taxes receivable	(1,177,632)	—	—
Other assets	(957,760)	3,223,456	(2,168,128)
(Decrease) increase in other liabilities
Interest payable	(132,900)	(409,919)	(1,077,356)
Minimum required contributions to defined benefits pension plan	(1,008,624)	(963,993)	(340,080)
Income taxes payable	(830,661)	413,478	(124,691)
Other liabilities	(2,438,104)	1,434,357	577,405

Net cash provided by operating activities	2,820,960	15,728,308	10,520,037

Cash flows from investing activities
Proceeds from sales of available for sales securities	84,010,036	78,170,073	91,807,044
Proceeds from maturities and calls of available for sale securities	73,210,590	82,307,067	58,037,952
Purchases of available for sale securities	(187,985,554)	(223,879,206)	(160,429,892)
Net decrease (increase) in loans	23,615,040	32,032,718	(43,365,031)
Excess contributions to defined benefits pension plan	(2,000,000)	—	—
Purchases of bank premises and equipment	(3,646,794)	(4,006,231)	(1,372,702)
Proceeds from sales of other real estate and equipment	2,404,572	8,023,748	2,149,257

Net cash used in investing activities	(10,392,110)	(27,351,831)	(53,173,372)

Cash flows from financing activities
Net increase in deposits	21,896,267	46,784,929	34,713,786
(Decrease) increase in borrowings	(8,377,925)	(10,787,487)	8,778,275
Dividends paid	(2,251,762)	(2,475,333)	(2,398,059)

Net cash provided by financing activities	11,266,580	33,522,109	41,094,002

Increase (decrease) in cash and cash equivalents	3,695,430	21,898,586	(1,559,333)
Cash and cash equivalents
Beginning of year	59,481,194	37,582,608	39,141,941

End of year	$63,176,624	$59,481,194	$37,582,608

Supplemental disclosure of cash flow information
Cash paid during the year for
Interest	$11,508,420	$11,562,272	$15,499,075

Income taxes	$1,519,000	$1,855,000	$3,679,926

Non-cash investing activities
Transfer of loans to other real estate	$2,293,004	$2,077,114	$7,161,515

The accompanying notes are an integral part of these financial statements.

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

1.	Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements included herein are those of The Peoples BancTrust Company, Inc. (the Company) and its wholly owned subsidiary, The Peoples Bank and Trust Company (the Bank). The Company operates primarily in the retail banking industry. The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations

The Company operates as a single-segment retail banking enterprise with twenty-four offices in rural and suburban communities in central Alabama. The Company’s primary source of revenue is providing loans to customers, who are predominately small and middle-market businesses and middle-income individuals.

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

At December 31, 2004 and 2003, the Company classified all securities as available-for-sale as part of an asset and liability strategy to maximize the flexibility of its investment portfolio.

Realized and unrealized gains and losses are based on the specific identification method.

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

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

At December 31, 2004 and 2003, the recorded investment in loans for which impairment has been recognized totaled approximately $6,587,000 and $15,312,000, respectively. These loans had a corresponding valuation allowance of approximately $557,000 at December 31, 2004 and $1,486,000 at December 31, 2003. The impaired loans were measured for impairment using the fair value of the collateral, as substantially all of these loans were collateral dependent. The average recorded investment in impaired loans during 2004 and 2003 was approximately $10,144,000 and $10,479,000, respectively. The Company recognized approximately $793,000, $554,000 and $305,000 of interest on impaired loans during 2004, 2003 and 2002, respectively.

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

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

December 31, 2004, 2003, and 2002

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

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and dilutive potential common shares. Potential common shares consist of stock options, and are determined using the treasury stock method

Stock-Based Compensation

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

The Company did not grant stock options in 2004. The Company’s options granted in 2003 and 2002 became fully vested one year after their respective grant dates.

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

The Company’s actual and pro forma information follows:

	Year Ended December 31,
	2004	2003	2002
Net income
As reported	$6,042,096	$5,337,519	$5,137,171
Deducts:
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(52,634)	(141,532)	(177,317)

Pro forma net income	$5,989,462	$5,195,987	$4,959,854

Basic earnings per share
As reported	$1.08	$0.96	$0.92
Pro forma	$1.07	$0.93	$0.89

Diluted earnings per share
As reported	$1.08	$0.96	$0.92
Pro forma	$1.07	$0.93	$0.89

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for options granted in 2003 and 2002 respectively: dividend yield of 2.75 percent and 3.39 percent; expected volatility of 41.32 percent and 43.6 percent; risk-free interest rate of 3.55 percent and 2.36 percent; and expected life of 6.45 years and 4.11 years. The weighted average fair value of options granted during 2003 and 2002 was $6.78 and $4.97 respectively.

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

December 31, 2004, 2003, and 2002

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

Recently Issued Accounting Standards

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

December 31, 2004, 2003, and 2002

loans acquired in fiscal years beginning after December 15, 2004. The changes required by this SOP are not expected to have a material impact on results of operations, financial position, or liquidity of the Company.

In December 2004, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)” or the “Statement”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance.

The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Company will be required to apply FAS 123(R) as of the beginning of its first interim period that begins after June 15, 2005, which will be the quarter ending September 30, 2005.

FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of FAS 123(R). An entity will have the further option to either apply the Statement to only the quarters in the period of adoption and subsequent periods, or apply the Statement to all quarters in the fiscal year of adoption. Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123. The provisions of this statement are not expected to have a material impact on results of operations, financial position, or liquidity of the Company.

2.	Restricted Cash Balances

Aggregate reserves in the form of deposits with the Federal Reserve Bank of approximately $13,061,000 and $12,433,000 were maintained to satisfy federal regulatory requirements at December 31, 2004 and 2003, respectively.

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

3.	Capital and Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.10 per share, which have been designated as Non-cumulative Non-voting Directors’ Preferred Stock, Series A. No preferred stock is outstanding at either December 31, 2004 or 2003.

4.	Securities

The amortized cost and approximate market values of available-for-sale securities at December 31, 2004 and 2003 are as follows:

	2004
Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. Treasury Securities	$13,960,608	$—	$(210,918)	$13,749,690
Obligations of other U.S. government agencies and corporations	113,963,507	3,824	(894,778)	113,072,553
Obligations of state and political subdivisions	—	—	—	—
Mortgage backed securities	117,628,661	215,664	(876,724)	116,967,601
Corporate and other securities	9,700,285	258,760	(4,569)	9,954,476

	$255,253,061	$478,248	$(1,986,989)	$253,744,320

	2003
Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. Treasury Securities	$3,018,259	$32,054	$—	$3,050,313
Obligations of other U.S. government agencies and corporations	117,571,353	1,129,493	(413,430)	118,287,416
Obligations of state and political subdivisions	1,903,686	53,905	—	1,957,591
Mortgage backed securities	81,340,175	178,498	(146,854)	81,371,819
Corporate and other securities	20,288,826	178,699	—	20,467,525

	$224,122,299	$1,572,649	$(560,284)	$225,134,664

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

The amortized cost and approximate market value of available-for-sale securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale Securities
	Cost	Market Value
Due in one year or less	$1,003,285	$1,001,951
Due after one year through five years	106,983,353	106,136,745
Due after five years through ten years	20,937,209	20,678,710
Mortgage backed securities	117,628,661	116,967,601
Equity securities	8,700,553	8,959,313

	$255,253,061	$253,744,320

Included within corporate and other securities are $765,085 and $772,249 in marketable equity securities at December 31, 2004 and 2003, respectively. Also included within corporate and other securities are $3,646,800 and $2,717,300 of Federal Home Loan Bank stock at December 31, 2004 and 2003, respectively, and $574,131 and $635,400 of Federal Reserve Bank stock at December 31, 2004 and 2003 respectively.

The following table reflects BancTrust’s investments’ gross unrealized losses and market value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 and 2003.

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

2004

	Less Than 12 Months		12 Months or More
Type	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Treasury Securities	$13,749,690	$(210,918)	$—	$—
Obligations of other U.S. government agencies and corporations	96,176,102	(822,780)	4,926,639	(71,998)
Obligations of state and political subdivisions	—	—	—	—
Mortgage backed securities	77,637,353	(732,645)	5,972,983	(144,079)
Corporate and other securities	995,163	(4,569)	—	—

Total temporarily impaired securities	$188,558,308	$(1,770,912)	$10,899,622	$(216,077)

	Total
	Market Value	Unrealized Losses
U.S. Treasury Securities	$13,749,690	$(210,918)
Obligations of other U.S. government agencies and corporations	101,102,741	(894,778)
Obligations of state and political subdivisions	—	—
Mortgage backed securities	83,610,336	(876,724)
Corporate and other securities	995,163	(4,569)

Total temporarily impaired securities	$199,457,930	$(1,986,989)

2003

	Less Than 12 Months		12 Months or More
Type	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Treasury Securities	$—	$—	$—	$—
Obligations of other U.S. government agencies and corporations	118,287,417	(413,430)	—	—
Obligations of state and political subdivisions	—	—	—	—
Mortgage backed securities	81,371,819	(146,854)	—	—
Corporate and other securities	—	—	—	—

Total temporarily impaired securities	$199,659,236	$(560,284)	$—	$—

	Total
	Market Value	Unrealized Losses
U.S. Treasury Securities	$—	$—
Obligations of other U.S. government agencies and corporations	118,287,417	(413,430)
Obligations of state and political subdivisions	—	—
Mortgage backed securities	81,371,819	(146,854)
Corporate and other securities	—	—

Total temporarily impaired securities	$199,659,236	$(560,284)

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

The securities above consist of government agency debentures and mortgage-backed securities. Because of the creditworthiness of the issuers and because the future direction of interest rates is unknown, the impairments are deemed to be temporary.

Gross gains of $809,537, $1,207,961, and $785,614, and gross losses of $84,678, $139,263, and $23,482 were realized on the sales of debt securities for 2004, 2003, and 2002, respectively.

Securities with a carrying value of approximately $131,974,000 and $146,205,000 were pledged as collateral for public funds deposits and repurchase agreements at December 31, 2004 and 2003, respectively.

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

5.	Loans

The major categories of loans at December 31, 2004 and 2003 are as follows:

	2004	2003
Commercial and Industrial	$83,314,433	$127,703,477
Real estate mortgage	307,363,138	281,078,936
Personal	46,693,158	51,764,875
Overdrafts and credit line	1,381,081	1,790,167

	438,751,810	462,337,455

Less:
Unearned discount	733,079	932,795
Allowance for loan losses	9,042,942	11,994,862

	$428,975,789	$449,409,798

The Bank’s lending is concentrated throughout Dallas, Autauga, Butler, Bibb, Elmore, Shelby, Tallapoosa, Lee, Jefferson and Tuscaloosa counties in Alabama; the repayment of these loans is, in part, dependent on the economic conditions in these areas of the state. Management does not believe the loan portfolio contains concentrations of credit risk either geographically, or by borrower, which would expose the Bank to unacceptable amounts of risk. The above loans included agricultural loans totaling approximately $2,952,000 and $3,808,000 for 2004 and 2003, respectively. Management continually evaluates the potential risk in this segment of the portfolio in determining the adequacy of the allowance for possible loan losses.

The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, residential real estate and income-producing commercial properties. No additional credit risk exposure relating to outstanding loan balances exists beyond the amounts shown in the consolidated balance sheets as of December 31, 2004.

Loans on which the accrual of interest has been discontinued amounted to approximately $2,121,000, $2,204,000, and $6,128,000 for 2004, 2003, and 2002, respectively. Had these loans had been current throughout their terms, interest income would have increased approximately $119,000, $272,000, and $267,000 in 2004, 2003, and 2002, respectively.

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

Changes in the allowance for loan losses were as follows:

	2004	2003	2002
Balance, beginning of year	$11,994,862	$10,256,805	$7,666,046
Provision charged to operations	(149,164)	5,705,915	7,203,743
Loan charged off	(4,409,406)	(5,543,615)	(5,248,693)
Recoveries	1,606,650	1,575,757	635,709

Balance, end of year	$9,042,942	$11,994,862	$10,256,805

6.	Bank Premises and Equipment

Bank premises and equipment and accumulated depreciation at December 31, 2004 and 2003 are summarized as follows:

	2004	2003
Buildings	$16,330,606	$16,383,104
Furniture and equipment	14,195,757	14,396,109
Land improvements	581,723	585,541
Construction in progress, substantially complete	1,327,016	148,996

	32,435,102	31,513,750
Less accumulated depreciation	18,069,791	17,460,153

	14,365,311	14,053,597
Land	4,000,443	3,039,696

	$18,365,754	$17,093,293

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

7.	Goodwill and Other Intangible Assets

The Company has amortizable finite-lived intangible assets capitalized on its balance sheet in the form of core deposits and other intangibles. Intangible assets (including goodwill) at December 31, 2004 and 2003 are as follows:

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired intangible assets:
Core deposits	$2,871,712	$2,254,475	$617,237
Other	212,804	172,470	40,334

Total acquired intangible assets	$3,084,516	$2,426,945	$657,571

Non-amortizing goodwill:	$8,136,833	$1,933,610	$6,203,223

	As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired intangible assets:
Core deposits	$2,871,712	$2,057,897	$813,815
Other	212,804	141,842	70,962

Total acquired intangible assets	$3,084,516	$2,199,739	$884,777

Non-amortizing goodwill:	$8,136,833	$1,933,610	$6,203,223

Amortization expense on finite-lived intangible assets totaled approximately $227,000, $281,000, and $232,000 for 2004, 2003, and 2002, respectively. Aggregate amortization expense of currently recorded core deposits and other intangibles is expected to be as follows through December 31, 2007:

	Core Deposits	Acquisition Costs	Total
2005	$225,153	$30,543	$255,696
2006	$196,042	9,791	205,833
2007	$196,042	—	196,042

Total	$617,237	$40,334	$657,571

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

8.	Derivatives

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

December 31, 2004
Derivative Type	Notional Amount	Fair Value	Liability Hedged
Interest rate swap	$12,000,000	$94,463	Fixed Rate FHLB borrowing

December 31, 2003
Derivative Type	Notional Amount	Fair Value	Liability Hedged
Interest rate swap	$12,000,000	$450,720	Fixed Rate FHLB borrowing

9.	Deposits

Certificates of deposit of less than $100,000 totaled $171,411,236 at December 31, 2004, while certificates of deposit of $100,000 or more totaled $128,020,313. At December 31, 2003, certificates of deposit of less than $100,000 totaled $152,114,563, while certificates of deposits of $100,000 or more totaled $134,609,476. The scheduled maturities of certificates of deposit at December 31, 2004 were as follows:

2004
2005	$212,970,639
2006	59,177,181
2007	19,166,285
2008	5,424,553
2009	2,664,814
Thereafter	28,077

$299,431,549

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

10.	Borrowed Funds

Borrowed funds are summarized as follows:

	2004	2003
FHLB borrowings and associated derivative valuations	$46,500,989	$54,016,961
Securities sold under agreements to repurchase	—	1,816,000
Borrowings from The Bankers Bank of Atlanta	1,000,000	—
Other	811,582	857,535

	$48,312,571	$56,690,496

The Company is a member of the Federal Home Loan Bank of Atlanta (FHLB). At December 31, 2004 and 2003, the Company had FHLB borrowings outstanding of $46,406,525 and $53,566,241, respectively. Based on current collateral, the Company had $6,053,233 of additional borrowing capacity with the FHLB at December 31, 2004. FHLB has a blanket lien on the Company’s 1-4 family mortgage loans in the amount of the outstanding debt. These borrowings bear interest rates of 2.04 percent to 7.45 percent and mature from 2005 to 2018.

At December 31, 2004, borrowed funds, including the current portion, are scheduled to mature as follows:

2005	$19,353,280
2006	1,194,277
2007	3,140,093
2008	7,068,957
2009	748,320
Thereafter	16,807,644

$48,312,571

At December 31, 2004, the Company has unused lines of credit with unaffiliated financial institutions totaling approximately $80 million.

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

11.	Income Taxes

The Company and the Bank file a consolidated income tax return. The consolidated provision (benefit) for income taxes is as follows:

2004
Current	$875,513
Deferred	1,095,364

$1,970,877

2003
Current	$2,714,084
Deferred	(749,384)

$1,964,700

2002
Current	$3,555,235
Deferred	(1,320,170)

$2,235,065

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 31 are as follows:

	2004	2003
Allowance for loan losses	$3,462,543	$4,718,718
Pension expense	(252,610)	569,995
Intangible assets	(181,671)	(234,364)
Bank premises and equipment	(1,359,057)	(1,060,497)
Investments	(136,524)	(347,832)
Unrealized loss / (gain) on investment securities	561,264	(369,025)
Other	(24,114)	99,640

	$2,069,831	$3,376,635

The Company did not establish a valuation allowance related to the net deferred tax asset due to taxes paid within the carry-back period being sufficient to offset future deductions resulting from the reversal of these temporary differences.

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

The provision for income taxes is different from the amount computed by applying the federal income tax statutory rate to income before provision for income taxes. The reasons for this difference, as a percentage of pre-tax income, are as follows:

	2004	2003	2002
Federal income tax statutory rate	34.0%	34.0%	34.0%
Tax exempt income	(0.6)	(0.8)	(1.2)
Bank owned life insurance	(1.4)	(1.8)	(1.7)
State income taxes	2.3	1.8	1.7
Income tax credits	(5.3)	(6.2)	(6.1)
Deferred tax adjustments	(3.8)	—	—
Other	(0.6)	0.1	3.6

Effective tax rate	24.6%	27.1%	30.3%

12.	Benefit Plans

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

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

The reconciliation of the beginning and ending balances of the projected benefit obligation and plan assets, as well as disclosure of the Pension Plan’s funded status for the year ended December 31, 2004 and 2003 is as follows:

	2004	2003
Change in benefit obligation
Benefit obligation, beginning of year	$10,900,009	$9,450,221
Service cost	680,830	645,757
Interest cost	688,372	631,473
Actuarial gain	737,051	531,247
Benefits paid	(302,891)	(286,343)
Administrative expenses paid	(79,248)	(72,346)

Benefit obligation, end of year	$12,624,123	$10,900,009

Change in plan assets
Fair value of plan assets, beginning of year	$7,400,197	5,854,227
Actual return on plan assets	674,807	940,666
Employer contributions	3,008,624	963,993
Benefits paid	(302,891)	(286,343)
Administrative expenses paid	(79,248)	(72,346)

Fair value of plan assets, end of year	$10,701,489	$7,400,197

Reconciliation of funded status
Projected benefit obligation	$(12,624,123)	(10,900,009)
Plan assets at fair value	10,701,489	7,400,197

Funded status	(1,922,634)	(3,499,812)
Unrecognized loss	2,736,275	2,137,163
Unrecognized prior service costs	(153,632)	(181,554)

Accrued benefit asset / (liability) at December 31	$660,009	$(1,544,203)

The accumulated benefit obligation for the plan was $10,099,549 and $8,611,897 at December 31, 2004 and 2003, respectively. The Company assesses its funded position quarterly.

Weighted-average assumptions used to determine benefit obligations at December 31

	2004	2003
Discount rate	6.00%	6.30%
Rate of compensation increase	5.00%	5.00%
Expected long-term return on assets	7.50%	8.00%

Primary assumptions used to actuarially determine net pension expense

	2004	2003	2002
Discount rate	6.30%	6.80%	7.25%
Expected long-term return on assets	7.50%	8.00%	8.00%
Compensation increase rate	5.00%	5.00%	5.00%

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

The components of net pension expense for the years ended December 31, 2004, 2003, and 2002 are as follows:

	2004	2003	2002
Components of net annual benefit cost
Service cost	$680,830	$645,757	$575,258
Interest cost	688,372	631,473	572,355
Expected return on assets	(655,551)	(488,591)	(498,731)
Prior service cost amortization	(27,922)	(27,922)	(27,922)
Net loss amortization	118,683	98,591	—

Net annual benefit cost	$804,412	$859,308	$620,960

The Company’s estimates of future market returns by asset category are lower than actual long-term historical returns in order to generate a conservative forecast. Overall, the Company projected that the funds could achieve a 7.5 percent net return over time from the above asset allocation strategy.

The pension plan’s weighted-average asset allocations at December 31, 2004, and 2003, by asset category are as follows:

	Percentage of Plan Assets at December 31,
	2004	2003
Asset Category
Equity securities	52.35%	57.72%
Debt securities	34.19%	37.45%
Other	13.46%	4.83%

	100.00%	100.00%

At both December 31, 2004 and 2003, there were no shares of the Company’s common stock included in plan assets.

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

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

The assets of the Plan are invested in a broadly diversified portfolio that includes the following asset classes in the respective allocation levels:

	Minimum	Maximum
Equities	40%	60%
Fixed income	40%	60%
Cash	10%	50%

Expected future benefit payments from plan are as follows:

Fiscal Year Ending December 31,	Expected Benefit Payments
2005	$337,300
2006	347,900
2007	493,800
2008	576,100
2009	617,000
2010 through 2014	$4,165,700

During 2001, the Company adopted a non-qualified Executive Supplemental Retirement Plan (the Executive Plan) and entered into agreements with certain executive officers under which the Company will make payments to the executives upon their retirement, or to the executives’ beneficiaries upon their death. The Executive Plan supplements the benefits payable to the executives under the Pension Plan, and is based upon the accumulated after-tax income from specified life insurance contracts. Cash values of the underlying life insurance contracts, of which the Company is the sole beneficiary, were approximately $1,648,000 and $1,571,000 at December 31, 2004 and 2003, respectively. Accrued benefits under the Executive Plan were approximately $207,000 and $183,000 at December 31, 2004 and 2003, respectively.

Effective January 1, 1998, the Company established a qualified employee benefit plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. Employees can contribute up to 15 percent of their salary to the plan on a pre-tax basis and the Company matches participants’ contributions up to the first 1.5 percent of each participant’s salary. The Company’s matching contribution charged to operations related to this plan was approximately $93,000, $96,000 and $85,000 for the years ended December 31, 2004, 2003 and 2002 respectively.

During 1987, the Company established an Employee Stock Ownership Plan (ESOP), a tax-qualified, defined contribution plan which covers substantially all employees. Contributions are determined by the Board of Directors of the Company. Contributions made to the ESOP by the Company totaled $-0- for the years ended 2004, 2003 and 2002. As of December 31, 2004 and 2003, the ESOP held 78,443 and 80,792 shares of common stock in the Company, respectively.

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

13.	Noninterest income and expense

Components of other noninterest income that exceed 1% of total revenue for each of the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Gains on sales of other real estate owned, net of losses	$—	$1,258,820	$109,053
Rental income on Other real estate owned	$46,683	$712,896	$201,115
All other items of noninterest income	2,521,314	2,683,113	2,767,921

Total other noninterest income	$2,567,997	$4,654,829	$3,078,089

Components of other noninterest expense that exceed 1% of total revenue for each of the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Losses on sales or other real estate owned, net of gains	$225,250	$—	$—
Loss on loan sale	550,549	—	—
All other items of noninterest expense	7,032,945	7,020,552	7,201,853

Total other noninterest expense	$7,808,744	$7,020,552	$7,201,853

14.	Commitments and Contingencies

The Bank leases certain buildings, equipment and land under noncancelable operating leases which require various minimum annual rentals.

The total minimum rental commitment at December 31, 2004 under the leases is as follows:

2005	$382,695
2006	257,071
2007	128,751
2008	26,777

$795,294

The total rental expense was approximately $535,000, $664,000, and $527,000 in 2004, 2003, and 2002, respectively.

The Company is from time to time a defendant in legal actions from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at December 31, 2004 will have a materially adverse effect on the Company’s financial statements.

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

15.	Related Party Transactions

Certain directors and officers of the Company and its subsidiary bank, including their immediate families and companies in which they are principal owners, were loan customers of the Bank in the ordinary course of business. Such loans had outstanding balances of $4,075,977 and $6,879,312 at December 31, 2004 and 2003, respectively. A summary of the loan activity with these related parties during 2004 is shown below:

Balance, beginning of year	$6,879,312
Additions	2,848,459
Reductions	5,651,794

Balance, end of year	$4,075,977

During 2004, 2003, and 2002, the Company paid legal fees of approximately $146,000, $105,000, and $121,000, respectively, to a law firm in which a partner of the firm serves on the board of directors of the Company.

During 2002, the Company entered into a contractual agreement for consulting services with a former executive officer and director. Amounts contractually due in 2005 and 2006 are $125,000, and $100,000, respectively.

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

16.	Earnings Per Share

The following table reflects the reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

	Income	Shares	Per-Share Amount
For the year ended December 31, 2004
Basic EPS
Income available to common stockholders	$6,042,096	5,574,190	$1.08

Effect of dilutive securities
Stock options		18,850

Diluted EPS	$6,042,096	5,593,040	$1.08

For the year ended December 31, 2003
Basic EPS
Income available to common stockholders	$5,337,519	5,562,867	$0.96

Effect of dilutive securities
Stock options		24,935

Diluted EPS	$5,337,519	5,587,802	$0.96

For the year ended December 31, 2002
Basic EPS
Income available to common stockholders	$5,137,171	5,562,784	$0.92

Effect of dilutive securities
Stock options		15,202

Diluted EPS	$5,137,171	5,577,986	$0.92

17.	Regulatory Matters

The approval of regulatory authorities is required if the total of all the dividends declared by the Bank in any calendar year exceeds the Bank’s net income as defined for that year combined with its retained net income for the preceding two calendar years. When necessary, the Bank obtained regulatory approval as applicable for the payment of dividends in 2004, 2003, and 2002.

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

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation, categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

	The Company
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2004
Total Capital (to Risk Weighted Assets)	76,238	14.70%	41,502	8.00%	51,878	10.00%
Tier 1 Capital (to Risk Weighted Assets)	69,715	13.44%	20,751	4.00%	31,127	6.00%
Tier 1 Capital (to Average Assets)	69,715	9.03%	30,871	4.00%	38,589	5.00%
As of December 31, 2003
Total Capital (to Risk Weighted Assets)	72,009	13.27%	43,413	8.00%	54,266	10.00%
Tier 1 Capital (to Risk Weighted Assets)	65,151	12.01%	21,706	4.00%	32,560	6.00%
Tier 1 Capital (to Average Assets)	65,151	8.46%	30,821	4.00%	38,526	5.00%

	The Bank
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2004
Total Capital (to Risk Weighted Assets)	73,956	14.32%	41,318	8.00%	51,648	10.00%
Tier 1 Capital (to Risk Weighted Assets)	67,461	13.06%	20,659	4.00%	30,989	6.00%
Tier 1 Capital (to Average Assets)	67,461	8.75%	30,826	4.00%	38,533	5.00%
As of December 31, 2003
Total Capital (to Risk Weighted Assets)	72,565	13.42%	43,243	8.00%	54,053	10.00%
Tier 1 Capital (to Risk Weighted Assets)	65,734	12.16%	21,621	4.00%	32,432	6.00%
Tier 1 Capital (to Average Assets)	65,734	8.54%	30,793	4.00%	38,491	5.00%

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

18.	Financial Instruments With Off-Balance-Sheet Risk

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank’s exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank had approximately $56,376,000 and $53,562,000 in commitments to extend credit at December 31, 2004 and 2003, respectively. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include certificates of deposit, marketable securities, real estate, and other collateral.

Irrevocable standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include certificates of deposit, marketable securities, real estate, and other collateral for those commitments for which collateral is deemed necessary. The Bank had approximately $23,221,000 and $22,187,000 in irrevocable standby letters of credit at December 31, 2004 and 2003, respectively.

19.	Fair Value of Financial Instruments

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

December 31, 2004, 2003, and 2002

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

Commitments to Extend Credit and Irrevocable Standby Letters of Credit

The value of these unrecognized financial instruments is estimated based on the deferred fee income associated with the commitments. Such fee income is not material to the Company’s financial statements at December 31, 2004 and 2003 and therefore, the fair value of these commitments is not presented.

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

The estimated fair values of the Company’s financial instruments at December 31, 2003 and 2002 are as follows:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$63,176,624	$63,176,624	$59,481,194	$59,481,194
Investment securities:
Available for sale	253,744,320	253,744,320	225,134,664	225,134,664
Loans	438,018,731	434,102,197	461,404,660	464,323,491

	$754,939,675	$751,023,141	$746,020,518	$748,939,349

Financial liabilities:
Deposits	$665,652,979	$667,189,872	$643,756,712	$642,022,752
Securities sold under agreements to repurchase	—	—	1,816,000	1,816,076
Borrowed funds	48,312,571	51,371,069	54,874,496	56,899,830

	$713,965,550	$718,560,941	$700,447,208	$700,738,658

Derivatives:
Interest rate swap	$94,463	$94,463	$450,720	$450,720

20.	Stock Option Plan

As of December 31, 2004, the Company had one stock option plan (the Plan) under which 550,000 shares of common stock have been reserved for issue to certain employees and officers through incentive stock options and board members through nonqualified stock options. Options granted under the Plan may have vesting provisions based upon continued service from the date of grant. Options issued under the Plan will have an exercise price not less than fair market value of the stock at the date of grant. Upon a change in control, as defined in the Plan, options become fully exercisable.

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

A summary of the status of the Company’s plan as of December 31, 2004, 2003, and 2002, and changes during the years ending on those dates is presented below:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	154,114	$13.51	165,425	$14.56	135,880	$15.01
Granted	—	—	28,638	12.83	35,705	13.08
Exercised	(7,964)		(8,400)
Expired / forfeited	(8,540)		(31,549)		(6,160)

Outstanding at end of year	137,610	$14.10	154,114	$13.51	165,425	$14.56

Options exercisable at year-end	137,610	$14.10	125,476	$14.20	96,635	$16.84

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

The following table summarizes information about the Plan’s stock options at December 31, 2004:

	Options Outstanding			Options Exercisable
	Number Outstanding at 12/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/04	Weighted Average Exercise Price
		(years)
Range of Exercise Prices
$6.82	1,760	0.04	$6.82	1,760	$6.82
$9.03	6,160	1.04	9.03	6,160	9.03
$10.23 to $11.59	17,489	5.14	11.35	17,489	11.35
$11.31 to $11.62	20,997	6.11	11.34	20,997	11.34
$11.75 to $14.60	24,632	7.09	12.91	24,632	12.91
$12.83	24,838	8.06	12.83	24,838	12.83
$13.98 to $17.55	17,204	4.13	17.06	17,204	17.06
$14.09	11,660	2.06	14.09	11,660	14.09
$26.59	12,870	3.05	26.59	12,870	26.59

	137,610	5.33	$14.10	137,610	$14.10

21.	Dividend Reinvestment and Share Purchase Plan

In 1998, the Company adopted a dividend reinvestment and share purchase plan. Under the plan, all holders of record of common stock are eligible to participate in the plan. Participants in the plan may direct the plan administrator to invest cash dividends declared with respect to all or any portion of their common stock. Participants may also make optional cash payments that will be invested through the plan. All cash dividends paid to the plan administrator are invested within 30 days of cash dividend payment date. Cash dividends and optional cash payments will be used to purchase common stock of the Company in the open market, from newly-issued shares, from shares held in treasury, in negotiated transactions, or in any combination of the foregoing. The purchase price of the shares of common stock is based on the average market price for a specified period of time immediately preceding the dividend payment date. All administrative costs are borne by the Company. For the years ended December 31, 2004 and 2003, 16,271 and 15,729 shares were purchased under the plan, respectively.

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

22.	The Peoples BancTrust Company, Inc. (Parent Company Only)

Presented below and on the following pages are the financial statements of The Peoples BancTrust Company, Inc. (parent company only).

BALANCE SHEETS

December 31, 2004 and 2003

	2004	2003
Assets
Cash and due from banks*	$625,113	$472,986
Investment in subsidiary bank, The Peoples Bank and Trust Company*	73,215,939	73,361,752
Land	1,003,247	—
Pension asset	659,729	—
Other assets	778,745	710,702

Total assets	$76,282,773	$74,545,440

Liabilities and Stockholders’ Equity
Dividends payable	1,567	5,653
Borrowed funds	1,000,000	50,000
Other liabilities	238,717	1,710,843

Total liabilities	1,240,284	1,766,496

Common stock, $.10 par value; 9,000,000 shares authorized; 5,584,547 and 5,562,802 shares issued at December 31, 2004 and 2003, respectively	558,455	556,478
Additional paid-in capital	11,406,301	11,144,938
Accumulated, other comprehensive (loss) income, net of tax	(947,477)	643,339
Retained earnings	64,025,210	60,434,189

Total stockholders’ equity	75,042,489	72,778,944

Total liabilities and stockholders’ equity	$76,282,773	$74,545,440

*	Eliminated in consolidation

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

STATEMENTS OF INCOME AND RETAINED EARNINGS

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash dividends received or receivable from subsidiary*	$4,200,000	$4,440,000	$3,860,906
Equity in subsidiary’s undistributed net income*	3,500,042	2,633,034	2,954,537
Other income	20,103	14,590	28,392
Salaries and benefits	(1,331,000)	(1,425,617)	(1,262,053)
Other expenses	(347,049)	(324,488)	(444,611)

Net income	6,042,096	5,337,519	5,137,171

Retained earnings, beginning of year	60,434,189	57,544,303	54,799,129
Less: cash dividends declared	(2,451,075)	(2,447,633)	(2,391,997)

Retained earnings, end of year	$64,025,210	$60,434,189	$57,544,303

*	Eliminated in consolidation

The Peoples BancTrust Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Operating activities
Net income	$6,042,096	$5,337,519	$5,137,171
Adjustments to reconcile net income to net cash provided by operating activities:
Subsidiary income in excess of dividends	(3,500,042)	(2,633,034)	(2,954,537)
Decrease (increase) in other assets	9,275	(69,330)	(31,866)
Minimum required contributions to defined benefits pension plan	(1,008,624)	(963,993)	(340,080)
Increase (decrease) in other liabilities	876,770	786,667	661,035

Net cash provided by operating activities	2,419,475	2,457,829	2,471,723

Investing activities
Land purchased	(1,003,247)	—	—

Net cash used in investing activities	(1,003,247)	—	—

Financing activities
Dividends paid	(2,251,762)	(2,475,333)	(2,398,060)
Increase in borrowed funds	950,000	50,000	—
Proceeds from issuance of common stock	37,661	—	211

Net cash used in financing activities	(1,264,101)	(2,425,333)	(2,397,849)

Increase in cash and cash equivalents	152,127	32,496	73,874

Cash and cash equivalents
Beginning of year	472,986	440,490	366,616

End of year	$625,113	$472,986	$440,490

*	Eliminated in consolidation