Form 10-K/A
period 2004-12-31
PEOPLES BANCTRUST CO INC
filed 2005-04-05
CIK 762128

3-29-05 0720

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Purpose of Amendment No. 1

This amendment on Form 10-K/A amends the Annual Report on Form 10-K previously filed by the Registrant on March 30, 2005 for the fiscal year ended December 31, 2004. The purpose of the amendment is solely to provide a copy of the Registrant’s current Bylaws as Exhibit 3(ii) hereto. This Form 10-K/A does not reflect events occurring after the date of filing of the original Form 10-K, or amend or update other disclosures therein.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements of BancTrust included herein (beginning on page F-1), are as follows.

1.	Reports of Independent Registered Public Accounting Firms.	- Previously Filed
2.	Consolidated Balance Sheets - December 31, 2004 and 2003.	- Previously Filed
3.	Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002.	- Previously Filed
4.	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002.	- Previously Filed
5.	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002.	- Previously Filed
6.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.	- Previously Filed
7.	Notes to Consolidated Financial Statements.	- Previously Filed

(a)(2) All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) The following exhibits either are filed as part of this Report or are incorporated herein by reference:

Exhibit No. 3. Articles of Incorporation and Bylaws

(i)	Articles of Incorporation – incorporated herein by reference to Exhibit 3(i) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

(ii)	Bylaws – Filed herewith

Exhibit No. 10.1. Stock Option Plans

(i)	1992 Stock Option Plan - Incorporated herein by reference to Exhibit 10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.

(ii)	1999 Stock Option Plan – Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-77109).

Exhibit No. 10.2. Executive Supplemental Retirement Plans

(i)	Agreement dated July 17, 2001, by and between The Peoples Bank and Trust Company and Richard P. Morthland – Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

2

(ii)	Agreement dated July 17, 2001, by and between The Peoples Bank and Trust Company and Elam P. Holley, Jr. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Exhibit No. 10.3. Agreement with Richard P. Morthland – Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated December 17, 2002.

Exhibit No. 10.4 Dividend Reinvestment and Stock Purchase Plan – Incorporated herein by reference to the Registrant’s Registration Statement on Form S-3 (File No. 33-60935).

Exhibit No. 14. - Incorporated herein by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Exhibit No. 21. - Incorporated herein by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K December 31, 2001.

Exhibit No. 23.1 Consent of Mauldin & Jenkins Certified Public Accountants, LLC. - Previously Filed

Exhibit No. 23.2 Consent of PricewaterhouseCoopers LLP. - Previously Filed

Exhibit No. 31.1. Certification of Principal Executive Officer pursuant to Exchange Act Rule 12a – 14(a) or 15d – 14(a). - Previously Filed

Exhibit No. 31.2. Certification of Principal Financial Officer pursuant to Exchange Act Rule 12a – 14(a) or 15d – 14(a). - Previously Filed

Exhibit No. 32.1. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002. - Previously Filed

(b)	Exhibits to this Form 10-K are attached or incorporated by reference as stated above.

(c)	None.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

THE PEOPLES BANCTRUST COMPANY, INC.
(Registrant)

Date: April 4, 2005	By:	/s/ Elam P. Holley, Jr.
Elam P. Holley, Jr.
President and Chief Executive Officer

4