Form 10-Q
period 2005-03-31
PEOPLES BANCTRUST CO INC
filed 2005-05-13
CIK 762128

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of the close of business on May 11, 2005, 5,874,992 shares of the registrant’s Common Stock, par value $.10 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

THE PEOPLES BANCTRUST CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	In Thousands
	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS:
Cash and due from banks	$51,859	$46,177
Federal funds sold and securities purchased under agreements to resell	7,500	17,000

Total cash and cash equivalents	59,359	63,177

Securities available-for-sale	239,182	253,744

Loans, net of unearned discount	438,728	438,019
Allowance for loan losses	(8,339)	(9,043)

Net loans	430,389	428,976

Bank premises and equipment, net	18,601	18,366
Goodwill	6,203	6,203
Other intangible assets	602	658
Other real estate, net	2,124	2,006
Other assets	19,441	19,119

Total assets	$775,901	$792,249

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Noninterest-bearing deposits	$77,175	$78,641
Interest-bearing deposits	575,218	587,012

Total deposits	652,393	665,653
FHLB and other borrowed funds	47,007	48,313
Other liabilites	2,439	3,241

Total liabilities	701,839	717,207

Commitments and contingencies (Note 1)	—	—

Common stock	559	558
Additional paid-in-capital	11,463	11,406
Accumulated other comprehensive (loss) income, net of tax	(2,806)	(947)
Retained earnings	64,846	64,025

Total stockholders’ equity	74,062	75,042

Total liabilities and stockholders’ equity	$775,901	$792,249

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	In Thousands, except share and per share data (Unaudited) Three Months Ended March 31,
	2005	2004
Interest and fees on loans	$7,227	$7,180
Interest and dividends on investment securities	2,248	1,940
Other interest income	233	121

Total interest income	9,708	9,241

Interest on deposits	2,655	2,233
Interest on borrowed funds	614	536

Total interest expense	3,269	2,769

Net interest income	6,439	6,472

Provision for loan losses	(313)	426

Net interest income after provision for loan losses	6,752	6,046

Deposit service charges	1,011	1,199
Net securities gains	14	203
Other noninterest income	1,038	940

Total noninterest income	2,063	2,342

Salaries, benefits and other personnel expense	3,639	3,365
Premises and fixed assets expense	1,262	1,177
Other noninterest expense	1,914	1,821

Total noninterest expense	6,815	6,363

Income before income taxes	2,000	2,025

Provision for income taxes	565	567

Net income	$1,435	$1,458

Basic weighted average number of shares	5,585,158	5,565,543
Diluted weighted average number of shares	5,616,830	5,592,521
Basic net income per share	$0.26	$0.26
Diluted net income per share	$0.26	$0.26
Dividends per share	$0.11	$0.11

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	In Thousands Three Months Ended March 31, (Unaudited)
	2005	2004
Net income	$1,435	$1,458
Other comprehensive income:
Unrealized (losses) gains on securities available for sale during the period	(2,932)	1,464
Less: reclassification adjustment for net gains included in net income	14	203

Other comprehensive (loss) income	(2,946)	1,261
Income tax (benefit) provision related to items of other comprehensive (loss) income	(1,087)	465

Other comprehensive (loss) income, net of tax	(1,859)	796

Comprehensive (loss) income, net of tax	$(424)	$2,254

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST COMPANY., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	In Thousands (Unaudited) Three Months Ended March 31,
	2005	2004
Cashflow provided by operating activities	$2,250	$2,103

Cash flow from investing activities
Proceeds from sales of investment securities	1,958	32,419
Proceeds from maturities and calls of investment securities	11,620	29,762
Purchases of investment securities	(2,027)	(61,178)
Net (increase) decrease in loans	(756)	6,730
Purchases of bank premises and equipment	(1,766)	(548)
Proceeds from sale of bank premises and equipment	4	35
Proceeds from sale of other real estate	30	33

Net cash provided by investing activities	9,063	7,253

Cash flow from financing activities
Net (decrease) increase in deposits	(13,260)	2,556
Net decrease in borrowed funds	(1,306)	(2,139)
Dividends paid	(565)	(562)

Net cash (used in) / provided by financing activities	(15,131)	(145)

Net (decrease) increase in cash and cash equivalents	(3,818)	41,660
Cash and cash equivalents at beginning of period	63,177	37,583

Cash and cash equivalents at end of period	$59,359	$79,243

Cash paid for interest	$2,978	$2,801

Cash paid for income taxes	$—	$—

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST COMPANY, INC. AND SUBSIDIARY

Notes to the Unaudited Condensed Consolidated Financial Statements

Accounting Policies:

The accompanying unaudited condensed consolidated financial statements of The Peoples BancTrust Company, Inc, (“BancTrust”) and its subsidiary, The Peoples Bank and Trust Company (“Peoples Bank”), along with its subsidiaries Loan Express, Inc. and The Peoples Insurance Agency, Inc. have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information refer to the consolidated financial statements and footnotes thereto included in BancTrust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Commitments and Contingencies:

BancTrust and its subsidiaries are from time to time defendants in legal actions arising from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at March 31, 2005 will have a materially adverse effect on BancTrust’s financial statements.

Earnings Per Share (“EPS”):

The following table reflects the reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation for the three months ended March 31, 2005 and 2004 respectively (in thousands, except per share data):

	Three months ended March 31, 2005
	Net Income	Shares	Per-Share Amount
Basic EPS
Income available to common stockholders	$1,435	5,585	$0.26
Effect of dilutive securities
Stock options		32

Diluted EPS	$1,435	5,617	$0.26

	Three months ended March 31, 2004
	Net Income	Shares	Per-Share Amount
Basic EPS
Income available to common stockholders	$1,458	5,566	$0.26
Effect of dilutive securities
Stock options		27

Diluted EPS	$1,458	5,593	$0.26

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

At March 31, 2005, BancTrust had not issued stock options in 2005, nor had it issued stock options during the same period in 2004. Consequently, BancTrust’s results of operations would not have been impacted in either period by expenses associated with stock options, as options granted by BancTrust typically vest on the first anniversary date after grant.

Recent Accounting Pronouncements:

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

BancTrust will be required to apply FAS 123(R) as of the beginning of its first interim period that begins after December 15, 2005, which will be the quarter ending March 31, 2006.

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

CRITICAL ACCOUNTING POLICIES

BancTrust has adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of its financial statements. Significant accounting policies are described in the footnotes to the consolidated financial statements in this quarterly report on Form 10-Q as disclosed in BancTrust’s annual report on Form 10-K for the year ended December 31, 2004.

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

Goodwill Impairment Analysis - Goodwill represents the excess of the cost of the acquisition over the fair value of the net assets acquired. BancTrust tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. BancTrust has elected to perform its annual testing as of June 30 each year. The goodwill impairment test is a two-step process, which requires management to make judgments in determining the assumptions used in the calculations. The first step involves estimating the fair value of each reporting unit and comparing it to the reporting unit’s carrying value, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, then a second step is performed to measure the actual amount of goodwill impairment. The second step first involves determining the implied fair value of goodwill. This requires BancTrust to allocate the estimated fair value to all the assets and liabilities of the reporting unit. Any unallocated fair value represents the implied fair value of goodwill which is compared to its corresponding carrying value. If the carrying value exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

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

FINANCIAL CONDITION

Cash and Cash Equivalents

At March 31, 2005, cash and cash equivalents had decreased to $59,359,000 from $63,177,000 at December 31, 2004. Cash and cash equivalents primarily consist of cash and due from banks, combined with federal funds sold. At March 31, 2005, cash and due from banks totaled $51,859,000 compared to $46,177,000 at December 31, 2004, with federal funds sold totaling $7,500,000 and $17,000,000 for the same periods respectively. The decline in cash and cash equivalents was primarily due to lower deposit levels at March 31, 2005 than at December 31, 2004 (see – “Deposits”).

Investments

At March 31, 2005, investment securities totaled $239,182,000 compared to $253,744,000 at December 31, 2004. As with cash and cash equivalents, the decline in investment securities was primarily due to lower deposit levels at March 31, 2005 than at December 31, 2004 (see – “Deposits”).

BancTrust is a participant in the Security for Alabama Funds Enhancement (“SAFE”) program. Under this program, banks that hold deposits of the State of Alabama, or deposits of SAFE member municipalities within the State of Alabama, must pledge qualifying securities (typically United States Treasury or Agency debt instruments) as collateral for those amounts that exceed the FDIC insurable limit. At March 31, 2005 BancTrust had securities totaling $109,808,000 pledged to the Treasurer of the State of Alabama under the SAFE program.

At year-end 2004, and at March 31, 2005, the entire investment securities portfolio was classified as “available-for-sale”, resulting in the portfolio being marked-to-market. At December 31, 2004, the portfolio had a net unrealized loss (net of taxes) of $947,000 compared to a net unrealized loss (net of taxes) of $2,806,000 at March 31, 2005. BancTrust considers these unrealized losses (net of taxes) to be temporary.

Loans

Total loans, net of the unearned discount, increased $709,000 to $438,728,000 at March 31, 2005, from $438,019,000 at December 31, 2004. BancTrust realized growth in is real estate mortgage loan portfolio, which was substantially offset by reductions in both the commercial and industrial loan portfolio as well as in the personal loan portfolio. BancTrust continues to place emphasis on originating loans secured by real estate, as well as on loans to commercial interests. Particular emphasis is placed on originating commercial real estate loans. The following table indicates each of the major loan categories of BancTrust, and the change in volume of each when comparing March 31, 2005 to December 31, 2004.

	March 31, 2005	December 31, 2004	Change
		(In thousands)
Commercial and industrial	$75,536	$83,315	$(7,779)
Real estate - mortgage
Commercial	234,766	224,327	10,439
Residential	82,335	83,036	(701)
Personal	45,511	46,693	(1,182)
Overdrafts and credit line	1,360	1,381	(21)

Total loans	439,508	438,752	756
Less:
Unearned discount	780	733	47

Total loans, net of the unearned discount	$438,728	$438,019	$709

Commercial and industrial loans declined from $83,315,000 at December 31, 2004 to $75,536,000 at March 31, 2005. BancTrust experienced significant repayments in its commercial and industrial loan portfolio, including the repayment of an approximately $5,500,000 commercial loan. Increased competition in commercial lending markets, as well as an emphasis on securing commercial credit facilities with real estate combined to account for the decline in commercial and industrial loans when comparing March 31, 2005 to December 31, 2004. When a new or existing commercial credit facility is secured with real estate, it is classified within the real estate loan portfolio rather than the commercial loan portfolio, regardless of its purpose.

Total real estate loans increased $9,738,000 to $317,101,000 at March 31, 2005 from $307,363,000 at December 31, 2004. Specifically, commercial real estate loans increased $10,439,000 from $224,327,000 at December 31, 2004 to $234,766,000 at March 31, 2005, while residential loans decreased $701,000 to $82,335,000 from $83,036,000 for the same period. The increase in commercial real estate loans primarily occurred in BancTrust’s newer markets where economic activity has been generally more significant than in other markets.

Personal loans decreased from $46,693,000 at December 31, 2004 to $45,511,000 at March 31, 2005. Both increased competition from alternative sources of credit and an increased level in denials of personal loan applications were the primary causes of the decrease in the personal loan portfolio. Alternative sources of credit primarily include credit cards and finance companies.

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

At March 31, 2005, BancTrust’s allowance for loan losses had a balance of $8,339,000, compared to $9,043,000 at December 31, 2004. The ratio of the allowance to total loans, net of the unearned discount, was 1.90% and 2.06% at March 31, 2005 and December 31, 2004, respectively. As a percentage of total loans, net of the unearned discount, non-accruing loans decreased to .24% at March 31, 2005, compared to .48% at December 31, 2004. The coverage of the allowance to non-accruing loans was 779% and 426% at March 31, 2005 and December 31, 2004, respectively.

Loans requiring special attention because of potential weakness (“special attention loans”) decreased to $29,381,000 at March 31, 2005 from $44,332,000 at December 31, 2004. This reduction is due in part to intensive efforts by management to reduce special attention loans. Special attention loans are comprised of those loans classified as “substandard” or “doubtful”, within the classification process used by BancTrust in its loan review function. At March 31, 2005, approximately $3,338,000 of the $8,339,000 allowance for loan losses was allocated to special attention loans. The following table indicates the loan charge off and recovery activity of BancTrust for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31, (unaudited)
	2005	2004
Loans charged-off	$881	$639
Recoveries of loans previously charged-off	(489)	(399)

Net loans charged-off	$392	$240

Deposits

Total deposits at March 31, 2005 were $652,393,000, representing a $13,260,000 decrease from the December 31, 2004 total of $665,653,000. BancTrust experienced decreases in each primary deposit type. The most significant decreases were realized in interest bearing demand deposits, which decreased from $247,507,000 at December 31, 2004 to $238,755,000 at March 31, 2005. Time deposits decreased to $295,521,000 at March 31, 2005 from $299,432,000 December 31, 2004.

Included in time deposits at March 31, 2005 was $20,277,000 of brokered deposits. Brokered deposits are more likely to be withdrawn from BancTrust upon maturity than other more traditional types of deposits. These deposits are fully insured by the Federal Deposit Insurance Corporation and are deployed by management to meet short-term funding needs.

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

The asset items that are BancTrust’s primary sources of liquidity are cash and cash equivalents (see - “Cash and Cash Equivalents”). Also, the asset base provides liquidity through interest and fee income on loans, loan repayments and the maturity or sales of other earning assets, including securities. BancTrust’s securities are generally high grade, marketable securities. At March 31, 2005, the entire investment securities portfolio of BancTrust was classified as available-for-sale (see - “Investments”).

The liability base provides liquidity through deposit growth, the rollover of maturing deposits and accessibility to external sources of funds, (“borrowed funds”). Borrowed funds totaled $47,007,000 at March 31, 2005, compared to $48,313,000 at December 31, 2004.

BancTrust has several available sources from which to borrow funds. The predominant source of borrowed funds utilized by BancTrust is the Federal Home Loan Bank of Atlanta (“FHLB”). At March 31, 2005, BancTrust had borrowed from FHLB, $46,101,000. When combined with approximately $18,500,000 of guarantees on commercial letters of credit provided by the FHLB, BancTrust had approximately $64,601,000 of active credit facilities at the FHLB on March 31, 2005. Total credit facilities available to BancTrust at the FHLB totaled approximately $65,226,000 on March 31, 2005. BancTrust had unused federal funds lines of credit with correspondent financial institutions of approximately $49,000,000 at March 31, 2005.

Stockholders’ Equity and Regulatory Capital

At March 31, 2005, total stockholders’ equity was $74,062,000 compared to $75,042,000 at December 31, 2004. This change represents a decrease of $980,000 that is accounted for as follows: net income - $1,435,000, dividends declared and paid - $614,000, common stock issued per dividend reinvestment plan - $58,000 and a decrease in accumulated other comprehensive income, net of tax of $1,859,000. Net income and the issuance of common stock had the effect of increasing stockholders’ equity, while the decrease in other comprehensive income, net of tax and dividends declared and paid had the effect of lowering stockholders’ equity.

Risk-based capital regulations require all bank holding companies and banks to achieve and maintain a minimum total capital to risk based assets ratio of 8%, at least half of which must be in the form of Tier 1 capital (consisting of stockholders’ equity less goodwill, other qualifying intangible assets and allowance for loan losses). The following table indicates the risk-based capital ratios of BancTrust and Peoples Bank at March 31, 2005.

	Risk-Based Capital Ratios & Leverage Ratios As of March 31, 2005
	Dollars in Thousands
	BancTrust		Peoples Bank
RISK-BASED CAPITAL RATIOS
Tier 1 Capital	$70,221	13.51%	$68,716	13.26%
Tier 1 Capital – Minimum Required	20,784	4.00%	20,722	4.00%

Excess	$49,437	9.51%	$47,994	9.26%

Total Capital	$76,740	14.77%	$75,216	14.52%
Total Capital – Minimum Required	41,568	8.00%	41,444	8.00%

Excess	$35,172	6.77%	$33,772	6.52%

Net risk-weighted assets	$519,606		$518,047

LEVERAGE RATIOS
Total Tier 1 Capital	$70,221	9.01%	$68,716	8.82%
Minimum Leverage Requirement	31,182	4.00%	31,146	4.00%

Excess	$39,039	5.01%	$37,570	4.82%

Average Total Assets, Net of all intangibles	$779,559		$778,657

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004.

Like many financial institutions, the profitability of BancTrust is largely dependent on the net interest income it is able to generate. Simply stated, net interest income is the difference between the interest earned on loans and investments (“interest earning assets”), and the interest expense paid on deposits and borrowings (“interest bearing liabilities”). While overall market interest rates increased during the three months ended March 31, 2005 (“2005 quarter”), BancTrust’s net interest income was slightly lower than during the three months ended March 30, 2004 (“2004 quarter”). The primary reason for this is that yields realized on earning assets and costs realized on interest bearing liabilities typically lag movements in market interest rates to varying extents, depending on the repricing characteristics of BancTrust’s interest sensitive balance sheet components (see – “Interest Rate Risk”).

Interest earning assets produced $9,708,000 of interest income in the 2005 quarter and $9,241,000 of interest income in the 2004 quarter. These assets earned an average annual yield of 5.40% on average volume of $728,665,000 in the 2005 quarter compared to 5.14% on average volume of $720,819,000 in the 2004 quarter.

Interest income earned on investment securities in the 2005 quarter totaled $2,248,000, compared to $1,940,000 in the 2004 quarter. The investment securities portfolio earned an average annual yield of 3.66% on average volume of $249,232,000 in the 2005 quarter, and 3.44% on average volume of $226,249,000 in the 2004 quarter. Negative loan growth between the two quarters contributed to the increase in average volume, as loan repayments were occurring with greater magnitude and frequency than loan originations. As a result, funds that would have typically been deployed in, or remained in, the loan portfolio were deployed in the investment securities portfolio. The average annual yield earned on the investment securities portfolio increased between the 2004 and 2005 quarters as overall market rates of interest increased.

Interest and fee income earned on loans totaled $7,227,000 in the 2005 quarter and $7,180,000 in the 2004 quarter. This increase was primarily attributed to an increase in the average annual yield earned on the loan portfolio between the 2004 and 2005 quarters, given that there was a decrease in the average volume between the same two periods. Market interest rates increased between the 2004 and 2005 quarters, thus contributing to the increase in the average annual yield earned on the loan portfolio. Negative total loan growth between the 2004 and 2005 quarters contributed significantly to the decrease in the average volume of the loan portfolio.

In the 2005 quarter, interest and fee income on real estate loans totaled $5,142,000 compared to $4,349,000 in the 2004 quarter. In the 2005 quarter, real estate loans earned an average annual yield of 6.60% on average volume of $315,785,000 and 6.30% on average volume of $276,825,000 in the 2004 quarter. Overall market interest rates increased between the 2004 and 2005 quarters, thus contributing to the increase in average annual yield earned on the real estate loan portfolio. Growth in the commercial real estate loan portfolio between the quarters contributed to the increase in the average balance of the overall real estate loan portfolio.

Interest and fee income on commercial and industrial loans totaled $1,164,000 in the 2005 quarter, and $1,674,000 in the 2004 quarter. The commercial and industrial loan portfolio yielded 6.06% on average volume of $77,999,000 in the 2005 quarter, and 5.21% on average volume of $128,806,000 in the 2004 quarter. Negative growth within the commercial and industrial loan portfolio contributed to the decrease in average volume between the two periods, while increases in market rates of interest contributed to the increase in average annual yield.

Interest and fee income on personal loans totaled $920,000 and $1,156,000 for the 2005 and 2004 quarters respectively. This decrease was the result of declines in both the average annual yield earned and average volume in the 2005 quarter compared to the 2004 quarter. In the 2005 quarter, personal loans earned an average annual yield of 7.92% on average volume of $47,124,000. In the 2004 quarter, personal loans earned an average annual yield of 9.10% on average volume of $50,959,000. BancTrust significantly curtailed the operations of its consumer finance subsidiary in late 2004, halting consumer loan originations and closing all but one office. The cessation of loan originations by the consumer finance subsidiary contributed significantly to the decrease in the average annual yield of the overall personal loan portfolio between the two quarters, and also contributed to the decrease in average volume between the same periods.

Interest expense on deposits in the 2005 quarter totaled $2,655,000, compared to $2,233,000 in the 2004 quarter. The largest contributing factor to this increase was a rise in the average annual cost of deposits in the 2005 quarter to 1.86% compared to 1.56% in the 2004 quarter. Average deposits increased in the 2005 quarter to $579,577,000 from $573,988,000 in the 2004 quarter. Increases in market interest rates contributed significantly to the increase in the average annual cost of deposits between the 2004 and 2005 quarters.

Interest expense on borrowed funds totaled $614,000 in the 2005 quarter and $536,000 in the 2004 quarter. In the 2005 and 2004 quarters, the average annual rate of interest paid on borrowed funds was 5.17% and 3.93%, respectively. The average volume of borrowed funds for the 2005 and 2004 quarters was $48,165,000 and $55,265,000, respectively. BancTrust repaid $7,500,000 of FHLB advances in the second quarter of 2004 that bore a weighted average interest rate of less than 2%, thereby accounting for the majority of the aforementioned increase in the average annual rate of interest paid on borrowed funds when comparing the 2005 quarter to the 2004 quarter. Also, as market rates of interest increased, FHLB advances with adjustable interest rates repriced accordingly, further contributing to the increase in the average annual rate of interest paid on borrowed funds. The aforementioned FHLB advance repayments primarily accounted for the decrease in the average volume of borrowed funds between the two quarters.

The resulting net interest income for the 2005 quarter totaled $6,439,000, compared to $6,472,000 for the 2004 quarter. When expressed as an average annual rate, net interest income as a percent of average earning assets is referred to as the “net interest margin”. The net interest margin for the 2005 quarter was 3.58%, compared to 3.60% for the 2004 quarter. The following table illustrates the changes, and causes of those changes, in the primary components of net interest income for the 2005 quarter compared to the 2004 quarter.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE

for the three months ended March 31, 2005

(In Thousands)

	2005 Compared to 2004
	Total	Changes in Volume (1)	Changes in Rates (1)	Mix (1)
Interest income on:
Loans	$47	$(247)	$304	$(10)
Investment securities	308	197	101	10
Federal funds sold and securities purchases under agreements to resell	112	2	108	2

Total interest income	$467	$(48)	$513	$2

Interest expense on:
Interest bearing deposits	$422	$22	$396	$4
Borrowed funds	78	(64)	162	(20)

Total interest expense	$500	$(42)	$558	$(16)
Net change in net interest income before loan losses	$(33)

(1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis:

Changes in Volume = change in volume times old rate. Changes in Rates = change in rate times old volume. The mix change = change in volume times change in rate.

Typically, the provision for loan losses has the effect of reducing income, as it represents charges against income in the form of necessary additions to the allowance for loan losses during a given period (see “Allowance for Loan Losses”). However, such was not the case in the 2005 quarter. In the 2005 quarter provision for loan losses was ($313,000), having an increasing effect on income, compared to $426,000 in the 2004 quarter which had a decreasing effect on income. As loan repayments continued to offset loan originations (see – “Loans”), and overall credit quality improved, BancTrust’s loan review analyses indicated that a reduction in its recorded allowance for loan losses was warranted. Therefore, the allowance for loan losses was reduced in the 2005 quarter via a credit to provision for loan losses, to a level consistent with BancTrust’s loan review analyses.

Deposit service charges totaled $1,011,000 in the 2005 quarter, and $1,199,000 in the 2004 quarter. Management believes that an overall reduction in the number of fee eligible transactions by its checking deposit customers is the primary reason for the decline in deposit service charges.

Realized gains on sales of securities totaled $14,000 in the 2005 quarter and $203,000 in the 2004 quarter. As market interest rates rise, the market values of fixed rate debt instruments tend to decline. Consequently, fewer opportunities exist for gains to be realized when these instruments are sold. Such was the case with BancTrust in the 2005 quarter compared to the 2004 quarter, thereby accounting for the reduction in realized gains on sales of securities.

Other noninterest income totaled $1,038,000 in the 2005 quarter and $940,000 in the 2004 quarter. Increases in fees and commissions earned from insurance and investment brokerage business lines were the primary reason for the increase in other noninterest income between the 2004 and 2005 quarters.

Salaries and benefits expense increased from $3,365,000 in the 2004 quarter to $3,639,000 in the 2005 quarter. BancTrust continued to increase its presence in newer markets with additional personnel, thereby accounting for the majority of the increase between the two quarters.

Premises and fixed assets expense increased from $1,177,000 in the 2004 quarter to $1,262,000 in the 2005 quarter. The primary factors in this increase were expenses associated with BancTrust’s newly renovated operations center, and loan production offices located in new markets.

Other noninterest expense increased from $1,821,000 in the 2004 quarter to $1,914,000 in the 2005 quarter. Contributing to the increase in other noninterest income was an approximately $150,000 provision made by BancTrust for anticipated liability regarding a deposit endorsement claim. Also, BancTrust recognized additional expenses in the 2005 quarter associated with outside services utilized in its credit review function and Sarbanes Oxley Act compliance initiatives that were not realized in the 2004 quarter.

Provision for income taxes totaled $565,000 in the 2005 quarter and $567,000 in the 2004 quarter. In each of the 2005 and 2004 quarter, income taxes equaled 28% of income before income taxes.

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

Item 4. Controls and Procedures

BancTrust carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2005, pursuant to Rule 13a – 15(b) of the Securities Exchange Act of 1934. Based on this evaluation, BancTrust’s chief executive officer and chief financial officer concluded that BancTrust’s disclosure controls and procedures, as designed and implemented, are effective in timely alerting them to material information required to be included in its periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, BancTrust reviewed its internal controls. There has been no change in BancTrust’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, BancTrust’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 6, 2005, BancTrust entered into a Stock Purchase Agreement setting forth terms and conditions of the purchase by Endurance Capital Investors, L.P. of 287,209 shares of common stock of BancTrust in a private placement at a purchase price of $17.41 per share pursuant to the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 under that Act. For additional information, see BancTrust’s Current Report on Form 8-K dated April 6, 2005.

Unregistered Sales of Equity Securities and Use of Proceeds

On April 6, 2005, BancTrust announced that it had entered into a Stock Purchase Agreement setting forth terms and conditions of the purchase by Endurance Capital Investors, L.P. of 287,209 shares of common stock of BancTrust at $17.41 per share in a private placement pursuant to the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 under that Act. For additional information, see BancTrust’s Current Report on Form 8-K dated April 6, 2005.

Item 6. Exhibits

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

The Peoples BancTrust Company, Inc.

Date: May 10, 2005	/s/ Elam P. Holley, Jr.
Elam P. Holley, Jr.
President and Chief Executive Officer

Date: May 10, 2005	/s/ Andrew C. Bearden, Jr.
Andrew C. Bearden, Jr.
Executive Vice President and Chief Financial Officer

Date: May 10, 2005	/s/ Thomas P. Wilbourne
Thomas P. Wilbourne
Vice President and Principal Accounting Officer