Form 10-Q
period 2005-06-30
PEOPLES BANCTRUST CO INC
filed 2005-08-12
CIK 762128

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of the close of business on August 12, 2005, 5,878,676 shares of the registrant’s Common Stock, par value $.10 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

THE PEOPLES BANCTRUST CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	In Thousands
	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS:
Cash and due from banks	$33,272	$46,177
Federal funds sold and securities purchased under agreements to resell	1,500	17,000

Total cash and cash equivalents	34,772	63,177

Securities available-for-sale	242,549	253,744

Loans, net of unearned discount	461,718	438,019
Allowance for loan losses	(7,284)	(9,043)

Net loans	454,434	428,976

Bank premises and equipment, net	18,756	18,366
Goodwill	6,203	6,203
Other intangible assets	545	658
Other real estate, net	2,429	2,006
Other assets	21,797	19,119

Total assets	$781,485	$792,249

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Noninterest-bearing deposits	$79,522	$78,641
Interest-bearing deposits	573,610	587,012

Total deposits	653,132	665,653
FHLB and other borrowed funds	44,015	48,313
Other liabilities	3,470	3,241

Total liabilities	700,617	717,207

Commitments and contingencies (Note 1)	—	—

Common stock	588	558
Treasury stock	(91)	—
Additional paid-in-capital	16,376	11,406
Accumulated other comprehensive loss, net of tax	(1,816)	(947)
Retained earnings	65,811	64,025

Total stockholders’ equity	80,868	75,042

Total liabilities and stockholders’ equity	$781,485	$792,249

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	In Thousands, except share and per share data
	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest and fees on loans	$7,655	$6,913	$14,882	$14,093
Interest and dividends on investment securities	2,275	1,989	4,523	3,929
Other interest income	276	114	509	235

Total interest income	10,206	9,016	19,914	18,257

Interest on deposits	2,983	2,060	5,638	4,293
Interest on borrowed funds	597	584	1,211	1,120

Total interest expense	3,580	2,644	6,849	5,413

Net interest income	6,626	6,372	13,065	12,844

Provision for loan losses	(143)	(575)	(456)	(149)

Net interest income after provision for loan losses	6,769	6,947	13,521	12,993

Deposit service charges	1,391	1,196	2,402	2,395
Net securities gains	—	286	14	489
Other noninterest income	917	968	1,955	1,908

Total noninterest income	2,308	2,450	4,371	4,792

Salaries, benefits and other personnel expense	3,618	3,417	7,257	6,782
Premises and fixed assets expense	1,318	1,202	2,580	2,379
Other noninterest expense	1,918	2,751	3,832	4,572

Total noninterest expense	6,854	7,370	13,669	13,733

Income before income taxes	2,223	2,027	4,223	4,052

Provision for income taxes	612	588	1,177	1,155

Net income	$1,611	$1,439	$3,046	$2,897

Basic weighted average number of shares	5,859,859	5,573,118	5,723,267	5,568,804
Diluted weighted average number of shares	5,886,233	5,596,566	5,752,207	5,592,428
Basic net income per share	$0.27	$0.26	$0.53	$0.52
Diluted net income per share	$0.27	$0.26	$0.53	$0.52
Dividends per share	$0.11	$0.11	$0.22	$0.22

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	In Thousands Three Months Ended June 30,		In Thousands Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2005	2004	2005	2004
Net income	$1,611	$1,439	$3,046	$2,897
Other comprehensive income:
Unrealized gains (losses) on securities available for sale during the period	1,569	(6,817)	(1,363)	(5,353)
Less: reclassification adjustment for net gains included in net income	—	286	14	489

Other comprehensive income (loss)	1,569	(7,103)	(1,377)	(5,842)
Income tax provision (benefit) related to items of other comprehensive income (loss)	579	(2,621)	(508)	(2,156)

Other comprehensive income (loss), net of tax	990	(4,482)	(869)	(3,686)

Comprehensive income (loss), net of tax	$2,601	$(3,043)	$2,177	$(789)

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST COMPANY., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	In Thousands
	(Unaudited)
	Six Months Ended June 30,
	2005	2004
Cash flow provided by operating activities	$2,731	$2,246

Cash flow from investing activities
Proceeds from sales of investment securities	2,097	64,164
Proceeds from maturities and calls of investment securities	15,855	37,363
Purchases of investment securities	(8,120)	(111,542)
Net (increase) decrease in loans	(23,761)	19,817
Purchases of bank premises and equipment	(2,521)	(943)
Contributions to defined benefits pension plan	(2,000)	(2,000)
Proceeds from sale of other real estate	496	1,030
Proceeds from sale of bank premises and equipment	4	35

Net cash (used in) provided by investing activities	(17,950)	7,924

Cash flow from financing activities
Net decrease in deposits	(12,521)	(4,434)
Proceeds from issuance of common stock, net	4,886	21
Net decrease in borrowed funds	(4,298)	(9,150)
Dividends paid	(1,162)	(1,124)
Purchase of treasury stock	(91)	—

Net cash used in financing activities	(13,186)	(14,687)

Net decrease in cash and cash equivalents	(28,405)	(4,517)
Cash and cash equivalents at beginning of period	63,177	59,481

Cash and cash equivalents at end of period	$34,772	$54,964

Cash paid for interest	$6,483	$5,638

Cash paid for income taxes	$—	$519

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

Commitments and Contingencies:

BancTrust and its subsidiaries are from time to time defendants in legal actions arising from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at June 30, 2005 will have a materially adverse effect on BancTrust’s financial statements.

Subsequent to June 30, 2005, BancTrust executed a contract for the construction of a new main office facility in its Tuscaloosa, Alabama market. BancTrust anticipates its total commitment to the project to be approximately $2,900,000 to be paid in varying installments over the construction period, which is to be completed in the summer of 2006.

Earnings Per Share (“EPS”):

The following table reflects the reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation for the three and six months ended June 30, 2005 and 2004 respectively (in thousands, except per share data):

	Three months ended June 30, 2005			Six months ended June 30, 2005
	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
Basic EPS
Income available to common stockholders	$1,611	5,860	$0.27	$3,046	5,723	$0.53
Effect of dilutive securities
Stock options		26			29

Diluted EPS	$1,611	5,886	$0.27	$3,046	5,752	$0.53

	Three months ended June 30, 2004			Six months ended June 30, 2004
	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
Basic EPS
Income available to common stockholders	$1,439	5,573	$0.26	$2,897	5,569	$0.52
Effect of dilutive securities
Stock options		24			23

Diluted EPS	$1,439	5,597	$0.26	$2,897	5,592	$0.52

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

At June 30, 2005, BancTrust had not issued stock options in 2005, nor had it issued stock options during the same period in 2004. Consequently, BancTrust’s results of operations would not have been impacted in either period by expenses associated with stock options, as options granted by BancTrust typically vest on the first anniversary date after grant.

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

Fair values of reporting units were estimated using discounted cash flow models derived from internal earnings forecasts. The key assumptions used to estimate the fair value of each reporting unit included earnings forecasts for 10 years, terminal values based on future growth rates and discount interest rates. Changes in market interest rates, depending on the magnitude and duration, could impact the discount interest rates used in the impairment analysis. Generally, and with all other assumptions remaining the same, increasing the discount interest rate used in the analysis would tend to lower the fair value estimates, while lowering the discount interest rate would tend to increase the fair value estimates. BancTrust performed its good will impairment analysis according to the aforementioned method as of June 30, 2005. This analysis indicated that no goodwill impairment was present; therefore no impairment loss was recognized.

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

FINANCIAL CONDITION

Cash and Cash Equivalents

At June 30, 2005, cash and cash equivalents had decreased to $34,772,000 from $63,177,000 at December 31, 2004. Cash and cash equivalents primarily consist of cash and due from banks, combined with federal funds sold. At June 30, 2005, cash and due from banks totaled $33,272,000 compared to $46,177,000 at December 31, 2004, with federal funds sold totaling $1,500,000 and $17,000,000 for the same periods respectively. The decline in cash and cash equivalents was primarily due to lower deposit totals (see – “Deposits”) and increased loan totals (see – “Loans”) at June 30, 2005 compared to December 31, 2004.

Investments

At June 30, 2005, investment securities totaled $242,549,000 compared to $253,744,000 at December 31, 2004. As with cash and cash equivalents, the decline in investment securities was primarily due to lower deposit totals (see – “Deposits”) and increased loan totals (see – “Loans”) at June 30, 2005 compared to December 31, 2004.

BancTrust is a participant in the Security for Alabama Funds Enhancement (“SAFE”) program. Under this program, banks that hold deposits of the State of Alabama, or deposits of SAFE member municipalities within the State of Alabama, must pledge qualifying securities (typically United States Treasury or Agency debt instruments) as collateral for those amounts that exceed the FDIC insurable limit. At June 30, 2005 BancTrust had securities totaling $106,560,000 pledged to the Treasurer of the State of Alabama under the SAFE program.

At year-end 2004, and at June 30, 2005, the entire investment securities portfolio was classified as “available-for-sale”, resulting in the portfolio being marked-to-market. At June 30, 2005 and December 31, 2004, the portfolio had net unrealized losses (net of taxes) of $1,816,000 and $947,000, respectively. BancTrust considers these losses (net of taxes) to be temporary.

Loans

Total loans, net of the unearned discount, increased $23,699,000 to $461,718,000 at June 30, 2005, from $438,019,000 at December 31, 2004. BancTrust realized growth in its real estate mortgage loan portfolio, which was partially offset by reductions in both the commercial and industrial loan portfolio as well as in the personal loan portfolio. BancTrust continues to place emphasis on originating loans secured by real estate, as well as on loans to commercial interests. Particular emphasis is placed on originating commercial real estate loans. The following table indicates each of the major loan categories of BancTrust, and the change in volume of each when comparing June 30, 2005 to December 31, 2004.

	June 30, 2005	December 31, 2004	Change
	(In thousands)
Commercial and industrial	$76,589	$83,315	$(6,726)
Real estate - mortgage
Commercial	254,821	224,327	30,494
Residential	84,386	83,036	1,350
Personal	45,223	46,693	(1,470)
Overdrafts and credit line	1,493	1,381	112

Total loans	462,512	438,752	23,760
Less:
Unearned discount	794	733	61

Total loans, net of the unearned discount	$461,718	$438,019	$23,699

Commercial and industrial loans declined from $83,315,000 at December 31, 2004 to $76,589,000 at June 30, 2005. BancTrust experienced significant repayments in its commercial and industrial loan portfolio, including the repayment of an approximately $5,500,000 commercial loan. Increased competition in commercial lending markets, as well as an emphasis on securing commercial credit facilities with real estate combined to account for the decline in commercial and industrial loans when comparing June 30, 2005 to December 31, 2004. When a new or existing commercial credit facility is secured with real estate, it is classified within the real estate loan portfolio rather than the commercial loan portfolio, regardless of its purpose.

Total real estate loans increased $31,844,000 to $339,207,000 at June 30, 2005 from $307,363,000 at December 31, 2004. Specifically, commercial real estate loans increased $30,494,000 from $224,327,000 at December 31, 2004 to $254,821,000 at June 30, 2005, while residential real estate loans increased $1,350,000 to $84,386,000 from $83,036,000 for the same period. The increase in commercial real estate loans primarily occurred in BancTrust’s newer markets where economic activity has been generally more significant than in other markets.

Personal loans decreased from $46,693,000 at December 31, 2004 to $45,223,000 at June 30, 2005. Both increased competition from alternative sources of credit and an increased level in denials of personal loan applications were the primary causes of the decrease in the personal loan portfolio. Alternative sources of credit primarily include credit cards and finance companies.

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

At June 30, 2005, BancTrust’s allowance for loan losses had a balance of $7,284,000, compared to $9,043,000 at December 31, 2004. The ratio of the allowance to total loans, net of the unearned discount, was 1.58% and 2.06% at June 30, 2005 and December 31, 2004, respectively. As a percentage of total loans, net of the unearned discount, non-accruing loans decreased to .16% at June 30, 2005, compared to .48% at December 31, 2004. The coverage of the allowance to non-accruing loans was 9.91X and 4.26X at June 30, 2005 and December 31, 2004, respectively.

Loans requiring special attention because of potential weakness (“special attention loans”) decreased to $21,949,000 at June 30, 2005 from $44,332,000 at December 31, 2004. This reduction is due in part to intensive efforts by management to reduce special attention loans. Special attention loans are comprised of those loans classified as “substandard” or “doubtful”, within the classification processes used by BancTrust in its loan review function. At June 30, 2005, approximately $2,363,000 of the $7,284,000 allowance for loan losses was allocated to special attention loans. The following table indicates the loan charge off and recovery activity of BancTrust for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2005	2004	2005	2004
	(In Thousands)
Loans charged-off	$1,251	$1,246	$2,132	$1,885
Recoveries of loans previously charged off	(340)	(324)	(829)	(723)

Net loans charged-off	$911	$922	$1,303	$1,162

Deposits

Total deposits at June 30, 2005 were $653,132,000, representing a $12,521,000 decrease from the December 31, 2004 total of $665,653,000. Management believes that this decrease is partially attributable to a portion of its deposit customers transferring funds into the equity and fixed income capital markets, as returns in these markets improve. The primary source of this reduction was in interest bearing demand deposits. At December 31, 2004 interest bearing demand deposits totaled $247,507,000 compared to $229,744,000 at June 30, 2005. Non interest bearing demand deposits increased slightly to $79,522,000 at June 30, 2005 from $78,641,000 at December 31, 2004. Time deposits increased to $304,430,000 at June 30, 2005 from $299,432,000 at December 31, 2004.

Included in time deposits at June 30, 2005 was $20,186,000 of brokered deposits. Brokered deposits are more likely to be withdrawn from BancTrust upon maturity than other more traditional types of deposits. These deposits are fully insured by the Federal Deposit Insurance Corporation and are deployed by management to meet short-term funding needs.

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

The asset items that are BancTrust’s primary sources of liquidity are cash and cash equivalents (see - “Cash and Cash Equivalents”). Also, the asset base provides liquidity through interest and fee income on loans, loan repayments and the maturity or sales of other earning assets, including securities. BancTrust’s securities are generally high grade, marketable securities. At June 30, 2005, the entire investment securities portfolio of BancTrust was classified as available-for-sale (see - “Investments”).

The liability base provides liquidity through deposit growth, the rollover of maturing deposits and accessibility to external sources of funds, (“borrowed funds”). Borrowed funds totaled $44,015,000 at June 30, 2005, compared to $48,313,000 at December 31, 2004.

BancTrust has several available sources from which to borrow funds. The predominant source of borrowed funds utilized by BancTrust is the Federal Home Loan Bank of Atlanta (“FHLB”). At June 30, 2005, BancTrust had borrowed from FHLB, $43,203,000. When combined with approximately $18,500,000 of guarantees on commercial letters of credit provided by the FHLB, BancTrust had approximately $61,703,000 of active credit facilities at the FHLB on June 30, 2005. Credit facilities available to BancTrust at the FHLB totaled approximately $68,369,000 on June 30, 2005. BancTrust had unused federal funds lines of credit with correspondent financial institutions of approximately $49,000,000 at June 30, 2005.

Stockholders’ Equity and Regulatory Capital

At June 30, 2005, total stockholders’ equity totaled $80,868,000 compared to $75,042,000 at December 31, 2004. This change represents an increase of $5,826,000. Year-to-date net income of $3,046,000 and the issuance of common stock in the amount of $5,001,000 (see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds) increased stockholders equity, while the following decreased stockholders equity: dividends declared and paid—$1,261,000, decrease in accumulated other comprehensive income, net of tax of $869,000 and purchase of treasury stock—$91,000.

Risk-based capital regulations require all bank holding companies and banks to achieve and maintain a minimum total capital to risk based assets ratio of 8%, at least half of which must be in the form of Tier 1 capital (consisting of stockholders’ equity less goodwill, other qualifying intangible assets and allowance for loan losses). The following table indicates the risk-based capital ratios of BancTrust and Peoples Bank at June 30, 2005.

	Risk-Based Capital Ratios & Leverage Ratios As of June 30, 2005
	Dollars in Thousands
	BancTrust		Peoples Bank
RISK-BASED CAPITAL RATIOS
Tier 1 Capital	$75,936	13.81%	$70,436	12.85%
Tier 1 Capital – Minimum Required	21,987	4.00%	21,918	4.00%

Excess	$53,949	9.81%	$48,518	8.85%

Total Capital	$82,822	15.07%	$77,301	14.11%
Total Capital – Minimum Required	43,974	8.00%	43,835	8.00%

Excess	$38,848	7.07%	$33,466	6.11%

Net risk-weighted assets	$549,671		$547,938

LEVERAGE RATIOS
Total Tier 1 Capital	$75,936	9.89%	$70,436	9.17%
Minimum Leverage Requirement	30,713	4.00%	30,713	4.00%

Excess	$45,223	5.89%	$39,723	5.17%

Average Total Assets, Net of all intangibles	$774,151		$767,825

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004.

Like many financial institutions, the profitability of BancTrust is largely dependent on the net interest income it is able to generate. Simply stated, net interest income is the difference between the interest earned on loans and investments (“interest earning assets”), and the interest expense paid on deposits and borrowings (“interest bearing liabilities”).

Interest earning assets produced $10,206,000 of interest income in the three months ended June 30, 2005 (“the 2005 quarter”) and $9,016,000 of interest income in the three months ended June 30, 2004 (“the 2004 quarter’). These assets earned an average annual yield of 5.70% on average volume of $717,670,000 in the 2005 quarter compared to 5.05% on average volume of $715,806,000 in the 2004 quarter.

Interest income earned on investment securities in the 2005 quarter totaled $2,275,000, compared to $1,989,000 in the 2004 quarter. The investment securities portfolio earned an average annual yield of 3.76% on average volume of $242,753,000 in the 2005 quarter, and 3.34% on average volume of $239,231,000 in the 2004 quarter. Increases in overall market interest rates between the two periods contributed to the increase in average yields.

Interest and fee income earned on loans totaled $7,665,000 in the 2005 quarter and $6,913,000 in the 2004 quarter. This increase was primarily attributed to an increase in the average annual yield earned on the loan portfolio between the 2004 and 2005 quarters, given that there was a decrease in the average volume between the same two periods. In the 2005 quarter, the loan portfolio earned an average annual yield of 6.93% compared to 6.18% in the 2004 quarter. Market interest rates increased between the 2004 and 2005 quarters, thus contributing to the increase in the average annual yield earned on the loan portfolio.

In the 2005 quarter, interest and fee income on real estate loans totaled $5,439,000 compared to $4,247,000 in the 2004 quarter. In the 2005 quarter, real estate loans earned an average annual yield of 6.78% on average volume of $321,808,000 and 6.15% on average volume of $276,953,000 in the 2004 quarter. Overall market interest rates increased between the 2004 and 2005 quarters, thus contributing to the increase in average annual yield earned on the real estate loan portfolio. Growth in the commercial real estate loan portfolio between the quarters contributed to the increase in the average balance of the overall real estate loan portfolio.

Interest and fee income on commercial and industrial loans totaled $1,309,000 in the 2005 quarter, and $1,595,000 in the 2004 quarter. The commercial and industrial loan portfolio yielded 7.36% on average volume of $71,337,000 in the 2005 quarter, and 5.36% on average volume of $119,408,000 in the 2004 quarter. Negative growth within the commercial and industrial loan portfolio contributed to the decrease in average volume between the two periods, while increases in market rates of interest contributed to the increase in average annual yield.

Interest and fee income on personal loans totaled $906,000 and $1,072,000 for the 2005 and 2004 quarters respectively. This decrease was the result of declines in both the average annual yield earned and average volume in the 2005 quarter compared to the 2004 quarter. In the 2005 quarter, personal loans earned an average annual yield of 7.31% on average volume of $49,697,000. In the 2004 quarter, personal loans earned an average annual yield of 8.24% on average volume of $52,181,000. BancTrust significantly curtailed the operations of its consumer finance subsidiary in late 2004, halting consumer loan originations and closing all but one office. The cessation of loan originations by the consumer finance subsidiary contributed significantly to the decrease in the average annual yield of the overall personal loan portfolio between the two quarters, and also contributed to the decrease in average volume between the same periods.

Interest expense on deposits in the 2005 quarter totaled $2,983,000, compared to $2,060,000 in the 2004 quarter. The largest contributing factor to this increase was a rise in the average annual cost of deposits in the 2005 quarter to 2.09% compared to 1.48% in the 2004 quarter. Average deposits increased in the 2005 quarter to $573,343,000 from $559,133,000 in the 2004 quarter. Increases in market interest rates contributed significantly to the increase in the average annual cost of deposits between the 2004 and 2005 quarters.

Interest expense on borrowed funds totaled $597,000 in the 2005 quarter and $584,000 in the 2004 quarter. In the 2005 and 2004 quarters, the average annual rate of interest paid on borrowed funds was 5.27% and 4.46%, respectively. The average volume of borrowed funds for the 2005 and 2004 quarters was $45,403,000 and $52,628,000, respectively. BancTrust repaid $7,500,000 of FHLB advances in the second quarter of 2004 that bore a weighted average interest rate of less than 2%, thereby accounting for the majority of the aforementioned increase in the average annual rate of interest paid on borrowed funds when comparing the 2005 quarter to the 2004 quarter. Also, as market rates of interest increased, FHLB advances with adjustable interest rates repriced accordingly, further contributing to the increase in the average annual rate of interest paid on borrowed funds. The aforementioned and other FHLB advance repayments primarily accounted for the decrease in the average volume of borrowed funds between the two quarters.

The resulting net interest income for the 2005 quarter totaled $6,626,000, compared to $6,372,000 for the 2004 quarter. When expressed as an average annual rate, net interest income as a percent of average earning assets is referred to as the “net interest margin”. The net interest margin for the 2005 quarter was 3.70%, compared to 3.57% for the 2004 quarter.

Typically, the provision for loan losses has the effect of reducing income, as it represents charges against income in the form of necessary additions to the allowance for loan losses during a given period (see “Allowance for Loan Losses”). However, such was not the case in either the 2005 quarter or the 2004 quarter. In the 2005 quarter provision for loan losses was ($143,000), having an increasing effect on income, compared to ($575,000) in the 2004 quarter which also had an increasing effect on income. As overall credit quality continued to improve through both the 2005 and 2004 quarter, BancTrust’s loan review analyses indicated reductions in its recorded allowance for loan losses was warranted. Therefore, the allowance for loan losses was reduced in each of the 2005 and 2004 quarters via credits to provision for loan losses, to a level consistent with BancTrust’s loan review analyses.

Deposit service charges totaled $1,391,000 in the 2005 quarter, and $1,196,000 in the 2004 quarter. The introduction in the 2005 quarter of a fee based deposit account protection initiative by BancTrust to its customer base, accounted for the majority of the increase in deposit service charges between the two periods.

BancTrust did not realize gains, or losses on securities sales in the 2005 quarter as securities trading activity was minimal. In the 2004 quarter, gains on securities totaled $286,000. As market interest rates increase, the market values of fixed rate debt instruments tend to decline. Consequently, fewer opportunities exist for gains to be realized when these instruments are sold. Such was the case with BancTrust in the 2005 quarter compared to the 2004 quarter, thereby accounting for the reduction in realized gains on sales of securities.

Other noninterest income totaled $917,000 in the 2005 quarter and $968,000 in the 2004 quarter. BancTrust did not realize certain service related fees in the 2005 quarter that it did in the 2004 quarter, which primarily accounts for this decrease. BancTrust does however anticipate that recognition of such fees will accelerate in subsequent periods of fiscal 2005.

Salaries and benefits expense increased from $3,417,000 in the 2004 quarter to $3,618,000 in the 2005 quarter. BancTrust continued to increase its presence in newer markets with additional personnel, thereby accounting for the majority of the increase between the two quarters.

Premises and fixed assets expense increased from $1,202,000 in the 2004 quarter to $1,318,000 in the 2005 quarter. The primary factors in this increase were expenses associated with BancTrust’s newly renovated operations center, and loan production offices located in new markets.

Other noninterest expense decreased from $2,751,000 in the 2004 quarter to $1,918,000 in the 2005 quarter. The majority of this decrease is accounted for in BancTrust having realized a lossof $551,000 on the sale of a commercial real estate loan in the 2004 quarter, as well as $243,000 of losses on sales of other real estate owned in the same period. In the 2005 quarter, BancTrust did not realize any losses on loan sales, and losses on sales of other real estate owned totaled $30,000.

Provision for income taxes totaled $612,000 in the 2005 quarter and $588,000 in the 2004 quarter. As a percentage of income before income taxes, the provision for income taxes equaled 27.5% in the 2005 quarter and 29% in the 2004 quarter.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004.

Interest earning assets produced $19,914,000 of interest income in the six months ended June 30, 2005 (“YTD 2005”) and $18,257,000 of interest income in the six months ended June 30, 2004 (“YTD 2004”). These assets earned an average annual yield of 5.55% on average volume of $723,137,000 in YTD 2005 compared to 5.06% on average volume of $723,232,000 in YTD 2004.

Interest income earned on investment securities in YTD 2005 totaled $4,523,000, compared to $3,929,000 in YTD 2004. The investment securities portfolio earned an average annual yield of 3.71% on average volume of $245,975,000 in YTD 2005, and 3.39% on average volume of $232,740,000 in YTD 2004. Increases in overall market interest rates between the two periods contributed to the increase in average yields.

Interest and fee income earned on loans totaled $14,882,000 in YTD 2005 and $14,093,000 in YTD 2004. This increase was primarily attributed to an increase in the average annual yield earned on the loan portfolio, given that there was a decrease in the average volume of the portfolio between the two periods. In YTD 2005, the loan portfolio earned an average annual yield of 6.79% on average volume of $441,880,000, compared to 6.25% on average volume of $452,566,000 in YTD 2004. Market interest rates increased between the two periods, thus contributing to the increase in the average annual yield earned on the loan portfolio.

In YTD 2005, interest and fee income on real estate loans totaled $10,581,000 compared to $8,596,000 in YTD 2004. In YTD 2005, real estate loans earned an average annual yield of 6.69% on average volume of $318,813,000 and 6.23% on average volume of $276,889,000 in YTD 2004. Overall market interest rates increased between YTD 2004 and YTD 2005, thus contributing to the increase in average annual yield earned on the real estate loan portfolio. Growth in the commercial real estate loan portfolio between the quarters contributed to the increase in the average balance of the overall real estate loan portfolio.

Interest and fee income on commercial and industrial loans totaled $2,474,000 in YTD 2005, and $3,269,000 in YTD 2004. The commercial and industrial loan portfolio yielded 6.68% on average volume of $74,650,000 in YTD 2005, and 5.28% on average volume of $124,107,000 in YTD 2004. Negative growth within the commercial and industrial loan portfolio contributed to the decrease in average volume between the two periods, while increases in market rates of interest contributed to the increase in average annual yield.

Interest and fee income on personal loans totaled $1,826,000 and $2,228,000 for YTD 2005 and YTD 2004 respectively. This decrease was the result of declines in both the average annual yield earned and average volume in YTD 2005 compared to YTD 2004. In YTD 2005, personal loans earned an average annual yield of 7.61% on average volume of $48,418,000. In YTD 2004, personal loans earned an average annual yield of 8.66% on average volume of $51,570,000. BancTrust significantly curtailed the operations of its consumer finance subsidiary in late 2004, halting consumer loan originations and closing all but one office. The cessation of loan originations by the consumer finance subsidiary contributed significantly to the decrease in the average annual yield and average volume of the overall personal loan portfolio between the two periods.

Interest expense on deposits in YTD 2005 totaled $5,638,000, compared to $4,293,000 in YTD 2004. The average annual cost of deposits in YTD 2005 increased to 1.97% compared to 1.52% in YTD 2004. Average deposits increased in YTD 2005 to $576,443,000 from $566,560,000 in YTD 2004. Increases in market interest rates contributed significantly to the increase in the average annual cost of deposits between the two periods.

Interest expense on borrowed funds totaled $1,211,000 in YTD 2005 and $1,120,000 in YTD 2004. The average annual rate of interest paid on borrowed funds was 5.22% and 4.19% respectively in YTD 2005 and YTD 2004. The average volume of borrowed funds in YTD 2005 totaled $46,776,000 compared to $53,946,000 YTD 2004. BancTrust repaid certain FHLB advances between YTD 2004 and YTD 2005, which bore relatively low rates of interest compared to other FHLB advances, thus contributing to the increase in the average annual rate of interest paid between the two periods. Also, as market rates of interest increased, FHLB advances with adjustable interest rates repriced accordingly, further contributing to the increase in the average annual rate of interest paid on borrowed funds. The aforementioned FHLB advance repayments primarily accounted for the decrease in the average volume of borrowed funds between the two quarters.

The resulting net interest income for YTD 2005 totaled $13,065,000, compared to $12,844,000 for YTD 2004. When expressed as an average annual rate, net interest income as a percent of average earning assets is referred to as the “net interest margin”. The net interest margin for YTD 2005 was 3.64%, compared to 3.56% for YTD 2004.

Typically, the provision for loan losses has the effect of reducing income, as it represents charges against income in the form of necessary additions to the allowance for loan losses during a given period (see “Allowance for Loan Losses”). However, such was not the case in either YTD 2005 or YTD 2004. In YTD 2005 provision for loan losses was ($456,000), having an increasing effect on income, compared to ($149,000) in YTD 2004 which also had an increasing effect on income. As overall credit quality continued to improve through both YTD 2005 and YTD 2004, BancTrust’s loan review analyses indicated that reductions in its recorded allowance for loan losses was warranted. Therefore, the allowance for loan losses was reduced in each of YTD 2005 and YTD 2004 via credits to provision for loan losses, to a level consistent with BancTrust’s loan review analyses.

Deposit service charges totaled $2,402,000 in YTD 2005, and $2,395,000 in YTD 2004. This slight increase reverses a downward trend in deposit service charge income that BancTrust had been experiencing in recent periods. In May of 2005, BancTrust introduced a fee based deposit account protection initiative to its customer base, which is credited with reversing the aforementioned downward trend in deposit service charge income.

Gains on securities in YTD 2005 totaled $14,000. In YTD 2004, gains on securities totaled $489,000. During YTD 2005, securities trading activity was minimal, contributing to the significant decrease in gains on securities between the two periods. Additionally, as market interest rates increase, the market values of fixed rate debt instruments tend to decline. Consequently, fewer opportunities exist for gains to be realized when these instruments are sold. Such was the case with BancTrust in YTD 2005 compared to YTD 2004, thereby further contributing to the reduction in realized gains on sales of securities.

Other noninterest income totaled $1,955,000 in YTD 2005 and $1,908,000 in YTD 2004. Increases in fee income generated in BancTrust’s brokerage and insurance operations primarily accounted for this increase in other noninterest income between the two periods.

Salaries and benefits expense increased from $6,782,000 in YTD 2004 to $7,257,000 in YTD 2005. BancTrust continued to increase its presence in newer markets with additional personnel, thereby accounting for the majority of the increase between the two quarters.

Premises and fixed assets expense increased from $2,379,000 in YTD 2004 to $2,580,000 in YTD 2005. The primary factors in this increase were expenses associated with BancTrust’s newly renovated operations center, and loan production offices located in new markets.

Other noninterest expense decreased from $4,572,000 in YTD 2004 to $3,832,000 in YTD 2005. This decrease is primarily accounted for in BancTrust having realized a loss of $551,000 on the sale of a commercial real estate loan in the 2004 quarter, as well as $266,000 of losses on sales of other real estate owned in the same period. In YTD 2005, BancTrust did not realize any losses on loan sales, and losses on sales of other real estate owned totaled $35,000.

Provision for income taxes totaled $1,177,000 in YTD 2005 and $1,155,000 in YTD 2004. As a percentage of income before income taxes, the provision for income taxes equaled 27.9% in YTD 2005 and 28.5% in YTD 2004.

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

Item 4. Controls and Procedures

BancTrust carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2005, pursuant to Rule 13a – 15(b) of the Securities Exchange Act of 1934. Based on this evaluation, BancTrust’s chief executive officer and chief financial officer concluded that BancTrust’s disclosure controls and procedures, as designed and implemented, are effective in timely alerting them to material information required to be included in its periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Item 4. Submission of Matters to a Vote of Security Holders

On May 10, 2005, BancTrust held its Annual Meeting of Shareholders at which the following matter was considered and voted on:

Proposal I – Election of Directors

NOMINEES	FOR	WITHHELD
Johnny Crear	4,041,882	787,242
Harry Gamble, Jr.	3,995,248	833,876
Ted M. Henry	4,041,882	787,242
Elam P. Holley, Jr.	3,994,840	834,284
Edith Morthland Jones	3,994,124	835,000
D. Joseph McInnes	4,048,324	780,800
Thomas E. Newton	4,041,882	787,242
David Y. Pearce	4,041,882	787,242
Julius E. Talton, Jr.	4,041,882	787,242
Daniel P. Wilbanks	4,041,781	787,343

There were no abstentions or broker non-votes.

Item 6. Exhibits

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

Exhibit No. 32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Peoples BancTrust Company, Inc.

Date: August 9, 2005	/s/ Elam P. Holley, Jr.
Elam P. Holley, Jr.
President and Chief Executive Officer

Date: August 9, 2005	/s/ Andrew C. Bearden, Jr.
Andrew C. Bearden, Jr.
Executive Vice President and Chief Financial Officer

Date: August 9, 2005	/s/ Thomas P. Wilbourne
Thomas P. Wilbourne
Vice President and Principal Accounting Officer