Form 10-K/A
period 2004-12-31
PEOPLES BANCTRUST CO INC
filed 2005-08-29
CIK 762128

3-29-05 0720

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Purpose of Amendment No. 2

This Amendment No. 2 on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as previously amended by Amendment No. 1 (the “Form 10-K”), is being filed for the purpose of amending and restating Item 8 and Item 15 of the Form 10-K to amend the Report of Prior Independent Registered Public Accounting Firm rendered by PricewaterhouseCoopers LLP for the fiscal years ended December 31, 2003 and 2002 to revise the report in accordance with Auditing Standard No. 1 of the Public Company Accounting Oversight Board (United States).

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, the complete text of Items 8 and 15, as amended and restated, including the complete text of the financial statements required by and incorporated by reference in Item 8, is set forth herein. No changes have been made to the Consolidated Financial Statements, Notes to the Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm rendered by Mauldin & Jenkins, LLC for the fiscal year ended December 31, 2004 included in the Form 10-K.

In connection with the filing of this Amendment No. 2, the Company is including currently dated consents of its independent registered public accounting firm and its prior independent registered public accounting firm, and currently dated certifications. The remainder of the Company’s Form 10-K is unchanged and is not reproduced in this Amendment No. 2. This Amendment No. 2 does not reflect events occurring after the date of filing of the original Form 10-K, or amend or update other disclosures therein.

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

2

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements of BancTrust included herein (beginning on page F-1), are as follows.

1.	Reports of Independent Registered Public Accounting Firms.	- Filed herewith
2.	Consolidated Balance Sheets - December 31, 2004 and 2003.	- Filed herewith
3.	Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002.	- Filed herewith
4.	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002.	- Filed herewith
5.	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002.	- Filed herewith
6.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.	- Filed herewith
7.	Notes to Consolidated Financial Statements.	- Filed herewith

(a)(2) All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) The following exhibits either are filed as part of this Report or are incorporated herein by reference:

Exhibit No. 3. Articles of Incorporation and Bylaws

(i)	Articles of Incorporation – incorporated herein by reference to Exhibit 3(i) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

(ii)	Bylaws – Filed as Exhibit 3(ii) in Amendment No. 1 on Form 10-K/A

Exhibit No. 10.1. Stock Option Plans

(i)	1992 Stock Option Plan - Incorporated herein by reference to Exhibit 10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.

(ii)	1999 Stock Option Plan – Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-77109).

Exhibit No. 10.2. Executive Supplemental Retirement Plans

(i)	Agreement dated July 17, 2001, by and between The Peoples Bank and Trust Company and Richard P. Morthland – Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

3

(ii)	Agreement dated July 17, 2001, by and between The Peoples Bank and Trust Company and Elam P. Holley, Jr. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

Exhibit No. 21. - Incorporated herein by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K December 31, 2001.

Exhibit No. 23.1 Consent of Mauldin & Jenkins Certified Public Accountants, LLC. - Filed herewith

Exhibit No. 23.2 Consent of PricewaterhouseCoopers LLP. - Filed herewith

Exhibit No. 31.1. Certification of Principal Executive Officer pursuant to Exchange Act Rule 12a – 14(a) or 15d – 14(a). - Filed herewith

Exhibit No. 31.2. Certification of Principal Financial Officer pursuant to Exchange Act Rule 12a – 14(a) or 15d – 14(a). - Filed herewith

Exhibit No. 32.1. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002. - Filed herewith

(b)	Exhibits to this Form 10-K/A are attached or incorporated by reference as stated above.

(c)	None.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

THE PEOPLES BANCTRUST COMPANY, INC.
(Registrant)

Date: August 29, 2005	By:	/s/ Elam P. Holley, Jr.
Elam P. Holley, Jr.
President and Chief Executive Officer

5

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

/s/ Mauldin & Jenkins, LLC

Birmingham, Alabama

February 18, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors

The Peoples BancTrust Company, Inc.

In our opinion, the consolidated balance sheet as of December 31, 2003 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2003 present fairly, in all material respects, the financial position, results of operations and cash flows of The Peoples BancTrust Company, Inc. and its subsidiary (the Company) at December 31, 2003 and for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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