Form 10-Q
period 2005-09-30
PEOPLES BANCTRUST CO INC
filed 2005-11-14
CIK 762128

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark, whether the registrant is shell company (as defined in rule 12b-2 of the Exchange Act)     Yes  ☐    No  ☒

As of the close of business on November 11, 2005, 5,884,431 shares of the registrant’s Common Stock, par value $.10 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

THE PEOPLES BANCTRUST CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	In Thousands
	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS:
Cash and due from banks	$32,439	$46,177
Federal funds sold and securities purchased under agreements to resell	16,500	17,000

Total cash and cash equivalents	48,939	63,177

Securities available-for-sale	231,211	253,744
Loans, net of unearned discount	484,992	438,019
Allowance for loan losses	(7,142)	(9,043)

Net loans	477,850	428,976

Bank premises and equipment, net	19,537	18,366
Goodwill	6,203	6,203
Other intangible assets	488	658
Other real estate, net	2,105	2,006
Other assets	20,666	19,119

Total assets	$806,999	$792,249

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Noninterest-bearing deposits	$84,695	$78,641
Interest-bearing deposits	597,916	587,012

Total deposits	682,611	665,653
FHLB and other borrowed funds	38,062	48,313
Other liabilites	4,673	3,241

Total liabilities	725,346	717,207

Commitments and contingencies (Note 1)	—	—

Common stock	589	558
Treasury stock	(91)	—
Deferred stock based compensation	(92)	—
Additional paid-in-capital	16,516	11,406
Accumulated other comprehensive loss, net of tax	(2,483)	(947)
Retained earnings	67,214	64,025

Total stockholders’ equity	81,653	75,042

Total liabilities and stockholders’ equity	$806,999	$792,249

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	In Thousands, except share and per share data (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest and fees on loans	$8,403	$6,873	$23,285	$20,966
Interest and dividends on investment securities	2,193	2,079	6,716	6,008
Other interest income	247	163	756	398

Total interest income	10,843	9,115	30,757	27,372

Interest on deposits	3,524	2,311	9,162	6,604
Interest on borrowed funds	508	591	1,719	1,711

Total interest expense	4,032	2,902	10,881	8,315

Net interest income	6,811	6,213	19,876	19,057

Provision (credit) for loan losses	(26)	—	(482)	(149)

Net interest income after provision for loan losses	6,837	6,213	20,358	19,206

Deposit service charges	1,461	1,245	3,863	3,640
Net securities gains	—	210	14	699
Other noninterest income	877	782	2,832	2,690

Total noninterest income	2,338	2,237	6,709	7,029

Salaries, benefits and other personnel expense	3,615	3,510	10,872	10,292
Premises and fixed assets expense	1,289	1,240	3,869	3,619
Other noninterest expense	1,621	1,655	5,453	6,227

Total noninterest expense	6,525	6,405	20,194	20,138

Income before income taxes	2,650	2,045	6,873	6,097

Provision for income taxes	600	272	1,777	1,427

Net income	$2,050	$1,773	$5,096	$4,670

Basic weighted average number of shares	5,881,047	5,577,472	5,776,439	5,571,715
Diluted weighted average number of shares	5,906,186	5,598,472	5,803,011	5,594,917
Basic net income per share	$0.35	$0.32	$0.88	$0.84
Diluted net income per share	$0.35	$0.32	$0.88	$0.83
Dividends per share	$0.11	$0.11	$0.33	$0.33

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	In Thousands Three Months Ended September 30,		In Thousands Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2005	2004	2005	2004
Net income	$2,050	$1,773	$5,096	$4,670
Other comprehensive income:
Unrealized (losses) gains on securities available for sale during the period	(1,057)	4,592	(2,420)	(761)
Less: reclassification adjustment for net gains included in net income	—	210	14	699

Other comprehensive (loss) income	(1,057)	4,382	(2,434)	(1,460)
Income tax (benefit) provision related to items of other comprehensive (loss) income	(390)	1,617	(898)	(539)

Other comprehensive (loss) income, net of tax	(667)	2,765	(1,536)	(921)

Comprehensive income, net of tax	$1,383	$4,538	$3,560	$3,749

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST COMPANY., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	In Thousands (Unaudited) Nine Months Ended September 30,
	2005	2004
Cash flow provided by operating activities	$7,834	$363

Cash flow from investing activities
Proceeds from sales of investment securities	2,323	83,214
Proceeds from maturities and calls of investment securities	25,257	40,363
Purchases of investment securities	(7,465)	(126,214)
Net (increase) decrease in loans	(47,159)	26,580
Purchases of bank premises and equipment	(3,832)	(2,497)
Additional contributions to defined benefits pension plan	(2,000)	(2,000)
Proceeds from sale of other real estate	1,044	1,142
Proceeds from sale of bank premises and equipment	4	38

Net cash (used in) provided by investing activities	(31,829)	20,626

Cash flow from financing activities
Net increase in deposits	16,958	8,102
Proceeds from issuance of common stock, net	4,900	30
Net decrease in borrowed funds	(10,251)	(7,674)
Dividends paid	(1,759)	(1,687)
Purchase of treasury stock	(91)	—

Net cash provided by (used in) financing activities	9,757	(1,229)

Net (decrease) increase in cash and cash equivalents	(14,238)	19,760
Cash and cash equivalents at beginning of period	63,177	59,481

Cash and cash equivalents at end of period	$48,939	$79,241

Cash paid for interest	$10,197	$8,327

Cash paid for income taxes	$660	$1,519

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

Commitments and Contingencies:

BancTrust and its subsidiaries are from time to time defendants in legal actions arising from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at September 30, 2005 will have a materially adverse effect on BancTrust’s financial statements.

On November 18, 2004, BancTrust executed a contract for the construction of a new main office facility in its Tuscaloosa, Alabama market. As of September 30, 2005 BancTrust had paid approximately $440,000 toward the construction project, and anticipates its additional commitment to the project will be approximately $2,460,000 payable in varying installments over the remaining construction period, which is to be completed in the summer of 2006.

Earnings Per Share (“EPS”):

The following table reflects the reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation for the three and nine months ended September 30, 2005 and 2004 respectively (in thousands, except per share data):

	Three months ended September 30, 2005			Nine months ended September 30, 2005
	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
Basic EPS
Income available to common stockholders	$2,050	5,881	$0.35	$5,096	5,776	$0.88
Effect of dilutive securities
Stock options		25			27

Diluted EPS	$2,050	5,906	$0.35	$5,096	5,803	$0.88

	Three months ended September 30, 2004			Nine months ended September 30, 2004
	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
Basic EPS
Income available to common stockholders	$1,773	5,577	$0.32	$4,670	5,572	$0.84
Effect of dilutive securities
Stock options		21			23

Diluted EPS	$1,773	5,598	$0.32	$4,670	5,595	$0.83

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

On September 9, 2005 BancTrust granted options to its President and Chief Executive Officer to acquire 50,000 shares of its common stock at the then current market price. These shares will vest annually over a three year period, with 1/3 of the total shares vesting on September 9th, in each of 2006, 2007 and 2008. Also on September 9, 2005 BancTrust awarded its President and Chief Executive Officer 6,000 shares of restricted common stock. On September 9th in each of 2006, 2007 and 2008, restrictions will expire with respect to 1/3 of the total shares awarded. The restricted shares have been recorded as deferred compensation, reducing stockholders’ equity, and will be expensed over the vesting period.

At September 30, 2005 and September 30, 2004, stock options issued by BancTrust were either fully vested, or had not vested at all. Consequently, BancTrust’s results of operations would not have been impacted in either period by expenses associated with stock options, as options granted by BancTrust typically vest on the first anniversary date after grant.

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

CRITICAL ACCOUNTING POLICIES

BancTrust has adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of its financial statements. Significant accounting policies are described in the footnotes to the consolidated financial statements in BancTrust’s annual report on Form 10-K for the year ended December 31, 2004.

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

Fair values of reporting units were estimated using discounted cash flow models derived from internal earnings forecasts. The key assumptions used to estimate the fair value of each reporting unit included earnings forecasts for 10 years, terminal values based on future growth rates and discount interest rates. Changes in market interest rates, depending on the magnitude and duration, could impact the discount interest rates used in the impairment analysis. Generally, and with all other assumptions remaining the same, increasing the discount interest rate used in the analysis would tend to lower the fair value estimates, while lowering the discount interest rate would tend to increase the fair value estimates. BancTrust performed its goodwill impairment analysis according to the aforementioned method as of June 30, 2005. This analysis indicated that no goodwill impairment was present; therefore no impairment loss was recognized.

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

FINANCIAL CONDITION

Cash and Cash Equivalents

At September 30, 2005, cash and cash equivalents had decreased to $48,939,000 from $63,177,000 at December 31, 2004. Cash and cash equivalents primarily consist of cash and due from banks, combined with federal funds sold. At September 30, 2005, cash and due from banks totaled $32,439,000 compared to $46,177,000 at December 31, 2004, with federal funds sold totaling $16,500,000 and $17,000,000 for the same periods respectively. The decline in cash and cash equivalents at September 30, 2005 compared to December 31, 2004 was primarily due to increased loan volumes (see – “Loans”) and repayments of certain FHLB and other borrowed funds (see – “Liquidity”) between the two dates.

Investments

At September 30, 2005, investment securities totaled $231,211,000 compared to $253,744,000 at December 31, 2004. As with cash and cash equivalents, the decline in investment securities was primarily due to increased loan volumes (see – “Loans”) and repayments of certain FHLB and other borrowed funds (see – “Liquidity”) between the two dates.

BancTrust is a participant in the Security for Alabama Funds Enhancement (“SAFE”) program. Under this program, banks that hold deposits of the State of Alabama, or deposits of SAFE member municipalities within the State of Alabama, must pledge qualifying securities (typically United States Treasury or Agency debt instruments) as collateral for those amounts that exceed the FDIC insurable limit. At September 30, 2005 BancTrust had securities totaling $101,675,000 pledged to the Treasurer of the State of Alabama under the SAFE program.

At year-end 2004, and at September 30, 2005, the entire investment securities portfolio was classified as “available-for-sale”, resulting in the portfolio being marked-to-market. At September 30, 2005 and December 31, 2004, the portfolio had net unrealized losses (net of taxes) of $2,483,000 and $947,000, respectively. BancTrust considers these losses to be temporary.

Loans

Total loans, net of the unearned discount, increased $46,973,000 to $484,992,000 at September 30, 2005, from $438,019,000 at December 31, 2004. The majority of this increase was realized in real estate mortgage loans, as commercial and industrial loan increased slightly and personal loans declined. BancTrust continues to place emphasis on originating loans secured by real estate, as well as on loans to commercial interests. Particular emphasis is placed on originating commercial real estate loans. The following table indicates each of the major loan categories of BancTrust, and the change in volume of each when comparing September 30, 2005 to December 31, 2004.

	September 30, 2005	December 31, 2004	Change
		(In thousands)
Commercial and industrial	$85,304	$83,315	$1,989
Real estate - mortgage
Commercial	265,385	224,327	41,058
Residential	88,751	83,036	5,715
Personal	45,070	46,693	(1,623)
Overdrafts and credit line	1,401	1,381	20

Total loans	485,911	438,752	47,159
Less:
Unearned discount	919	733	186

Total loans, net of the unearned discount	$484,992	$438,019	$46,973

Commercial and industrial loans increased from $83,315,000 at December 31, 2004 to $85,304,000 at September 30, 2005. Increased commercial loan production in BancTrust’s newer markets primarily accounted for this increase.

Total real estate loans increased $46,773,000 to $354,136,000 at September 30, 2005 from $307,363,000 at December 31, 2004. Specifically, commercial real estate loans increased $41,058,000 from $224,327,000 at December 31, 2004 to $265,385,000 at September 30, 2005, while residential real estate loans increased $5,715,000 to $88,751,000 from $83,036,000 for the same period. The increase in commercial real estate loans primarily occurred in BancTrust’s newer markets where economic activity has been generally more significant than in other markets.

Personal loans decreased from $46,693,000 at December 31, 2004 to $45,069,000 at September 30, 2005. Both increased competition from alternative sources of credit and an increased level in denials of personal loan applications were the primary causes of the decrease in the personal loan portfolio. Alternative sources of credit primarily include credit cards and finance companies.

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

Using input from BancTrust’s credit risk identification processes, BancTrust’s credit administration personnel analyze and validate the loan loss reserve methodology at least quarterly. The analyses include specific allowances for individual loans and general allowances for certain pools of loans. The credit administration personnel along with senior management review and ensure the methodology is appropriate and that all risk elements have been assessed in order to determine the appropriate level of allowance for the inherent losses in the loan portfolio at each quarter end.

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

At September 30, 2005, BancTrust’s allowance for loan losses had a balance of $7,142,000, compared to $9,043,000 at December 31, 2004. The ratio of the allowance to total loans, net of the unearned discount, was 1.47% and 2.06% at September 30, 2005 and December 31, 2004, respectively. As a percentage of total loans, net of the unearned discount, non-accruing loans decreased to .17% at September 30, 2005, compared to .48% at December 31, 2004. The coverage of the allowance to non-accruing loans was 8.43X and 4.26X at September 30, 2005 and December 31, 2004, respectively.

Loans requiring special attention because of potential weakness (“special attention loans”) decreased to $19,980,000 at September 30, 2005 from $44,332,000 at December 31, 2004. This reduction is due in part to intensive efforts by management to reduce special attention loans. Special attention loans are comprised of those loans classified as “substandard” or “doubtful”, within the classification processes used by BancTrust in its loan review function. At September 30, 2005, approximately $2,047,000 of the $7,142,000 allowance for loan losses was allocated to special attention loans. The following table indicates the loan charge off and recovery activity of BancTrust for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2005	2004	2005	2004
		(In Thousands)
Loans charged-off	$399	$1,246	$2,532	$1,885
Recoveries of loans previously charged off	(283)	(324)	(1,112)	(723)

Net loans charged-off	$116	$922	$1,420	$1,162

Deposits

Total deposits at September 30, 2005 were $682,611,000, representing a $16,958,000 increase from the December 31, 2004 total of $665,653,000. The majority of this increase came in interest bearing deposits, having increased from $587,012,000 at December 31, 2004 to $597,916,000 at September 30, 2005. Time deposits increased from $299,432,000 at December 31, 2004 to $331,873,000 at September 30, 2005, while interest bearing transaction and savings accounts decreased from $287,580,000 to $266,044,000 between the same two dates respectively. Noninterest bearing deposits increased from $78,641,000 at December 31, 2004 to $84,695,000 at September 30, 2005.

Included in time deposits at September 30, 2005 was $20,694,000 of brokered deposits, compared to $20,277,000 at December 31, 2004. Brokered deposits are more likely to be withdrawn from BancTrust upon maturity than other more traditional types of deposits. These deposits are fully insured by the Federal Deposit Insurance Corporation and are deployed by management to meet short-term funding needs.

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

The asset items that are BancTrust’s primary sources of liquidity are cash and cash equivalents (see - “Cash and Cash Equivalents”). Also, the asset base provides liquidity through interest and fee income on loans, loan repayments and the maturity or sales of other earning assets, including securities. BancTrust’s securities are generally high grade, marketable securities. At September 30, 2005, the entire investment securities portfolio of BancTrust was classified as available-for-sale (see - “Investments”).

The liability base provides liquidity through deposit growth, the rollover of maturing deposits and accessibility to external sources of funds, (“borrowed funds”). Borrowed funds totaled $38,062,000 at September 30, 2005, compared to $48,313,000 at December 31, 2004. Loan maturities and scheduled paydowns accounted for the majority of this decrease in borrowed funds.

BancTrust has several available sources from which to borrow funds. The predominant source of borrowed funds utilized by BancTrust is the Federal Home Loan Bank of Atlanta (“FHLB”). At September 30, 2005, BancTrust had borrowed from FHLB, $37,250,000. When combined with approximately $18,500,000 of guarantees on commercial letters of credit provided by the FHLB, BancTrust had approximately $55,750,000 of active credit facilities at the FHLB on September 30, 2005. Total credit facilities available to BancTrust at the FHLB were approximately $65,500,000 on September 30, 2005. BancTrust had unused federal funds lines of credit with correspondent financial institutions of approximately $49,000,000 at September 30, 2005.

Stockholders’ Equity and Regulatory Capital

At September 30, 2005, total stockholders’ equity totaled $81,653,000 compared to $75,042,000 at December 31, 2004. This change represents an increase of $6,611,000. Year-to-date net income of $5,096,000 and the issuance of common stock in the amount of $5,048,000 (see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds) increased stockholders equity, while the following decreased stockholders equity: dividends declared and paid - $1,907,000, decrease in accumulated other comprehensive income, net of tax of $1,535,000 and purchase of treasury stock - $91,000.

Risk-based capital regulations require all bank holding companies and banks to achieve and maintain a minimum total capital to risk based assets ratio of 8%, at least half of which must be in the form of Tier 1 capital (consisting of stockholders’ equity less goodwill, other qualifying intangible assets and allowance for loan losses). The following table indicates the risk-based capital ratios of BancTrust and Peoples Bank at September 30, 2005.

	Risk-Based Capital Ratios & Leverage Ratios As of September 30, 2005
	Dollars in Thousands
	BancTrust		Peoples Bank
RISK-BASED CAPITAL RATIOS
Tier 1 Capital	$77,582	13.49%	$71,799	12.50%
Tier 1 Capital – Minimum Required	23,013	4.00%	22,983	4.00%

Excess	$54,569	9.49%	$48,816	8.50%

Total Capital	$84,730	14.73%	$78,947	13.74%
Total Capital – Minimum Required	46,025	8.00%	45,966	8.00%

Excess	$38,705	6.73%	$32,981	5.74%

Net risk-weighted assets	$575,313		$574,581

LEVERAGE RATIOS
Total Tier 1 Capital	$77,582	10.00%	$71,799	9.25%
Minimum Leverage Requirement	31,040	4.00%	31,040	4.00%

Excess	$46,542	6.00%	$40,759	5.25%

Average Total Assets, Net of all intangibles	$776,004		$776,004

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

The process of measuring, compiling and analyzing the maturity and repricing dynamics of interest sensitive assets and interest sensitive liabilities is referred to as, “asset liability management” (“ALM”). BancTrust has established an ALCO (see—“Liquidity”), consisting of executive management and the Principal Accounting Officer. The ALCO is responsible for ensuring that the relationship of interest sensitive assets and liabilities, as defined by their respective maturity and repricing characteristics, does not become so mismatched as to expose BancTrust to unacceptable levels of risk in the areas of equity capital valuation, earnings or liquidity. ALCO achieves its objectives via regular meetings where various data relating to specific liquidity and interest rate issues are presented and discussed. At least quarterly, ALCO utilizes an interest rate risk computer model which compiles the detailed repricing and maturity characteristics of BancTrust’s interest sensitive instruments (both assets and liabilities), and produces various reports and supporting detail, which indicate BancTrust’s overall interest rate risk status.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004.

Like many financial institutions, the profitability of BancTrust is largely dependent on the net interest income it is able to generate. Simply stated, net interest income is the difference between the interest earned on loans and investments (“interest earning assets”), and the interest expense paid on deposits and borrowings (“interest bearing liabilities”).

Interest earning assets produced $10,843,000 of interest income in the three months ended September 30, 2005 (the “2005 quarter”) and $9,115,000 of interest income in the three months ended September 30, 2004 (the “2004 quarter”). These assets earned an average annual yield of 5.87% on average volume of $732,373,000 in the 2005 quarter compared to 5.06% on average volume of $714,337,000 in the 2004 quarter.

Interest income earned on investment securities in the 2005 quarter totaled $2,193,000, compared to $2,079,000 in the 2004 quarter. The investment securities portfolio earned an average annual yield of 3.66% on average volume of $237,602,000 in the 2005 quarter, and 3.55% on average volume of $232,192,000 in the 2004 quarter. Increases in overall market interest rates between the two periods contributed to the increase in average yields.

Interest and fee income earned on loans totaled $8,403,000 in the 2005 quarter and $6,873,000 in the 2004 quarter. This increase in interest income was attributed to increases in both the average annual yield earned and the average volume on the loan portfolio between the two periods. In the 2005 quarter, the loan portfolio earned an average annual yield of 7.10% compared to 6.21% in the 2004 quarter. Market interest rates increased between the 2004 and 2005 quarters, thereby contributing to the increase in the average annual yield earned on the loan portfolio. The average volume of the loan portfolio increased on higher levels of loan production in certain of BancTrust’s markets between the two periods.

In the 2005 quarter, interest and fee income on real estate loans totaled $6,108,000 compared to $4,820,000 in the 2004 quarter. In the 2005 quarter, real estate loans earned an average annual yield of 7.06% on average volume of $343,382,000 and 6.30% on average volume of $303,701,000 in the 2004 quarter. Overall market interest rates increased between the 2004 and 2005 quarters, thus contributing to the increase in average annual yield earned on the real estate loan portfolio. Growth in the commercial real estate loan portfolio between the quarters contributed to the increase in the average balance of the overall real estate loan portfolio.

Interest and fee income on commercial and industrial loans totaled $1,363,000 in the 2005 quarter, and $1,042,000 in the 2004 quarter. The commercial and industrial loan portfolio yielded 6.54% on average volume of $82,677,000 in the 2005 quarter, and 5.07% on average volume of $81,595,000 in the 2004 quarter. Increases in market rates of interest contributed to the increase in average annual yield between the two periods.

Interest and fee income on personal loans totaled $933,000 and $1,012,000 for the 2005 and 2004 quarters, respectively. This decrease was primarily the result of a decline in the average volume of the personal loan portfolio, as the average annual yield earned increased between the two periods. In the 2005 quarter, personal loans earned an average annual yield of 8.44% on average volume of $43,844,000. In the 2004 quarter, personal loans earned an average annual yield of 7.42% on average volume of $54,161,000. Increases in market interest rates contributed to the higher average annual yield earned on the personal loan portfolio between the two periods. BancTrust significantly curtailed the operations of its consumer finance subsidiary in late 2004, halting consumer loan originations. The cessation of loan originations by the consumer finance subsidiary contributed to the decrease in the average volume between the two quarters.

Interest expense on interest bearing deposits in the 2005 quarter totaled $3,524,000, compared to $2,311,000 in the 2004 quarter. Increases in both the average annual rate of interest paid as well as in the average volume contributed to the increase in interest on expense on these deposits between the two periods. Average interest bearing deposits increased in the 2005 quarter to $584,963,000 from $572,446,000 in the 2004 quarter. The average annual rate of interest paid on interest bearing deposits in the 2005 quarter was 2.39%, compared to 1.60% in the 2004 quarter. Increases in market interest rates contributed significantly to the increase in the average annual cost of these deposits between the two periods.

Interest expense on borrowed funds totaled $508,000 in the 2005 quarter and $591,000 in the 2004 quarter. In the 2005 and 2004 quarters, the average annual rate of interest paid on borrowed funds was 5.30% and 4.83%, respectively. The average volume of borrowed funds for the 2005 and 2004 quarters was $38,059,000 and $48,551,000, respectively. As market rates of interest increased, FHLB advances with adjustable interest rates repriced accordingly, contributing to the increase in the average annual rate of interest paid on borrowed funds. FHLB advance repayments primarily accounted for the decrease in the average volume of borrowed funds between the two quarters.

The resulting net interest income for the 2005 quarter totaled $6,811,000, compared to $6,213,000 for the 2004 quarter. When expressed as an average annual rate, net interest income as a percent of average earning assets is referred to as the “net interest margin”. The net interest margin for the 2005 quarter was 3.69%, compared to 3.45% for the 2004 quarter.

Typically, the provision for loan losses has the effect of reducing income, as it represents charges against income in the form of necessary additions to the allowance for loan losses during a given period (see “Allowance for Loan Losses”). In the 2005 quarter, provision for loan losses was ($26,000), and had an increasing effect on income, compared to $0 provision for loan losses in the 2004 quarter. As overall credit quality continued to improve through both the 2005 and 2004 quarters, BancTrust’s loan review analyses indicated that either reductions, or no adjustments at all to the allowance for loan losses were warranted via provision for loan losses. Therefore, the allowance for loan losses was reduced in the 2005 quarter via credits to provision for loan losses, while in the 2004 quarter no such adjustments were necessary, either positive or negative.

Deposit service charges totaled $1,461,000 in the 2005 quarter, and $1,245,000 in the 2004 quarter. In May of 2005, BancTrust introduced a fee based deposit account protection initiative to its customer base, which was the primary reason for the increase in deposit service charges between the two periods.

BancTrust did not realize gains, or losses on securities sales in the 2005 quarter as securities trading activity was minimal. In the 2004 quarter, gains on securities totaled $210,000. As market interest rates increase, the market values of fixed rate debt instruments tend to decline. Consequently, fewer opportunities exist for gains to be realized when these instruments are sold. Such was the case with BancTrust in the 2005 quarter compared to the 2004 quarter, thereby accounting for the reduction in realized gains on sales of securities.

Other noninterest income totaled $877,000 in the 2005 quarter and $782,000 in the 2004 quarter. Increases in income generated by BancTrust’s retail brokerage and insurance activities, as well as in transaction fees received from point of sale payment processors, were the primary reasons for this increase in other noninterest income between the two periods.

Salaries and benefits expense increased from $3,510,000 in the 2004 quarter to $3,615,000 in the 2005 quarter. BancTrust continued to increase its presence in newer markets with additional personnel, thereby accounting for the majority of the increase between the two quarters.

Premises and fixed assets expense increased slightly from $1,240,000 in the 2004 quarter to $1,289,000 in the 2005 quarter. The primary factors in this increase were expenses associated with BancTrust’s newly renovated operations center, and loan production offices located in new markets.

Other noninterest expense decreased slightly from $1,655,000 in the 2004 quarter to $1,621,000 in the 2005 quarter.

The provision for income taxes totaled $600,000 in the 2005 quarter and $272,000 in the 2004 quarter. As a percentage of income before income taxes, the provision for income taxes equaled 22.6% in the 2005 quarter and 13.3% in YTD 2004. This increase is primarily attributable to the 2004 quarter containing adjustments to deferred income tax assets and liabilities that were not necessary in the 2005 quarter.

Nine Months ended September 30, 2005 Compared to Nine Months ended September 30, 2004.

Interest earning assets produced $30,757,000 of interest income in the Nine Months ended September 30, 2005 (“YTD 2005”) and $27,372,000 of interest income in the Nine Months ended September 30, 2004 (“YTD 2004”). These assets earned an average annual yield of 5.66% on average volume of $726,250,000 in YTD 2005 compared to 5.06% on average volume of $720,246,000 in YTD 2004.

Interest income earned on investment securities in YTD 2005 totaled $6,716,000, compared to $6,008,000 in YTD 2004. The investment securities portfolio earned an average annual yield of 3.69% on average volume of $243,153,000 in YTD 2005, and 3.44% on average volume of $232,556,000 in YTD 2004. Increases in overall market interest rates between the two periods contributed to the increase in average yields.

Interest and fee income earned on loans totaled $23,285,000 in YTD 2005 and $20,966,000 in YTD 2004. This increase was attributed to increases in both the average annual yield earned on and the average volume of the loan portfolio between the two periods. In YTD 2005, the loan portfolio earned an average annual yield of 6.90% on average volume of $451,324,000, compared to 6.23% on average volume of $448,164,000 in YTD 2004. Market interest rates increased between the two periods, thus contributing to the increase in the average annual yield earned on the loan portfolio.

In YTD 2005, interest and fee income on real estate loans totaled $16,689,000 compared to $14,116,000 in YTD 2004. In YTD 2005, real estate loans earned an average annual yield of 6.82% on average volume of $327,093,000 and 6.25% on average volume of $300,827,000 in YTD 2004. Overall market interest rates increased between YTD 2004 and YTD 2005, thus contributing to the increase in average annual yield earned on the real estate loan portfolio. Growth in the commercial real estate loan portfolio between the quarters contributed to the increase in the average balance of the overall real estate loan portfolio.

Interest and fee income on commercial and industrial loans totaled $3,837,000 in YTD 2005, and $3,611,000 in YTD 2004. The commercial and industrial loan portfolio yielded 6.63% on average volume of $77,355,000 in YTD 2005, and 5.07% on average volume of $94,898,000 in YTD 2004. Negative growth within the commercial and industrial loan portfolio contributed to the decrease in average volume between the two periods, while increases in market rates of interest contributed to the increase in average annual yield.

Interest and fee income on personal loans totaled $2,759,000 and $3,240,000 for YTD 2005 and YTD 2004 respectively. This decrease was the result of declines in both the average annual yield, and average volume of the personal loan portfolio in YTD 2005 compared to YTD 2004. In YTD 2005, personal loans earned an average annual yield of 7.87% on average volume of $46,876,000. In YTD 2004, personal loans earned an average annual yield of 8.23% on average volume of $52,440,000. BancTrust significantly curtailed the operations of its consumer finance subsidiary in late 2004, halting consumer loan originations. The cessation of loan originations by the consumer finance subsidiary contributed to the decrease in the average volume of the overall personal loan portfolio between the two periods.

Interest expense on interest bearing deposits in YTD 2005 totaled $9,162,000, compared to $6,604,000 in YTD 2004. The average annual cost of interest bearing deposits in YTD 2005 increased to 2.11% compared to 1.55% in YTD 2004. Average deposits increased in YTD 2005 to $579,314,000 from $568,537,000 in YTD 2004. Increases in market interest rates contributed significantly to the increase in the average annual cost of deposits between the two periods.

Interest expense on borrowed funds totaled $1,719,000 in YTD 2005 and $1,711,000 in YTD 2004. The average annual rate of interest paid on borrowed funds was 5.24% and 4.39% respectively in YTD 2005 and YTD 2004. The average volume of borrowed funds in YTD 2005 totaled $43,838,000 compared to $52,135,000 YTD 2004. BancTrust repaid certain FHLB advances between YTD 2004 and YTD 2005, which bore relatively low rates of interest compared to other FHLB advances, thus contributing to the increase in the average annual rate of interest paid between the two periods. Also, as market rates of interest increased, FHLB advances with adjustable interest rates repriced accordingly, further contributing to the increase in the average annual rate of interest paid on borrowed funds. The aforementioned FHLB advance repayments primarily accounted for the decrease in the average volume of borrowed funds between the two quarters.

The resulting net interest income for YTD 2005 totaled $19,876,000, compared to $19,057,000 for YTD 2004. When expressed as an average annual rate, net interest income as a percent of average earning assets is referred to as the “net interest margin”. The net interest margin for YTD 2005 was 3.66%, compared to 3.52% for YTD 2004.

Typically, the provision for loan losses has the effect of reducing income, as it represents charges against income in the form of necessary additions to the allowance for loan losses during a given period (see “Allowance for Loan Losses”). However, such was not the case in either YTD 2005 or YTD 2004. In YTD 2005 the provision for loan losses was ($482,000), and had an increasing effect on income, compared to ($149,000) in YTD 2004 which also had an increasing effect on income. As overall credit quality continued to improve through both YTD 2005 and YTD 2004, BancTrust’s loan review analyses indicated that reductions in its recorded allowance for loan losses were warranted. Therefore, the allowance for loan losses was reduced in each of YTD 2005 and YTD 2004 via credits to provision for loan losses, to levels consistent with BancTrust’s loan review analyses.

Deposit service charges totaled $3,863,000 in YTD 2005, and $3,640,000 in YTD 2004. This increase reverses a downward trend in deposit service charge income that BancTrust had been experiencing in recent periods. In May of 2005, BancTrust introduced a fee based deposit account protection initiative to its customer base, which is credited with reversing the aforementioned downward trend in deposit service charge income.

Gains on securities in YTD 2005 totaled $14,000, compared to $699,000 in YTD 2004. During YTD 2005, securities trading activity was minimal, contributing to the significant decrease in gains on securities between the two periods. Additionally, as market interest rates increase, the market values of fixed rate debt instruments tend to decline. Consequently, fewer opportunities exist for gains to be realized when these instruments are sold. Such was the case with BancTrust in YTD 2005 compared to YTD 2004, thereby further contributing to the reduction in realized gains on sales of securities.

Other noninterest income totaled $2,832,000 in YTD 2005 and $2,690,000 in YTD 2004. Increases in fee income generated by BancTrust’s retail brokerage and insurance activities, as well as in transaction fees received from point of sale payment processors, were the primary reasons for this increase in other noninterest income between the two periods.

Salaries and benefits expense increased from $10,292,000 in YTD 2004 to $10,872,000 in YTD 2005. BancTrust continued to increase its presence in newer markets with additional personnel, thereby accounting for the majority of the increase between the two quarters.

Premises and fixed assets expense increased from $3,619,000 in YTD 2004 to $3,869,000 in YTD 2005. The primary factors in this increase were expenses associated with BancTrust’s newly renovated operations center, and loan production offices located in new markets.

Other noninterest expense decreased from $6,227,000 in YTD 2004 to $5,453,000 in YTD 2005. This decrease was primarily accounted for in BancTrust having realized a loss of $551,000 on the sale of a commercial real estate loan in the 2004 quarter, as well as $266,000 of losses on sales of other real estate owned in the same period. In YTD 2005, BancTrust realized only $16,000 of losses on sales of other real estate owned, and no losses on sales of loans.

The provision for income taxes totaled $1,777,000 in YTD 2005 and $1,427,000 in YTD 2004. As a percentage of income before income taxes, the provision for income taxes equaled 25.9% in YTD 2005 and 23.4% in YTD 2004. This increase is primarily attributable to YTD 2004 containing adjustments to deferred income tax assets and liabilities that were not necessary in YTD 2005.

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

Item 4. Controls and Procedures

BancTrust carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2005, pursuant to Rule 13a – 15(b) of the Securities Exchange Act of 1934. Based on this evaluation, BancTrust’s chief executive officer and chief financial officer concluded that BancTrust’s disclosure controls and procedures, as designed and implemented, are effective in timely alerting them to material information required to be included in its periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, BancTrust reviewed its internal controls. There has been no change in BancTrust’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, BancTrust’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 5. Other Information

On November 9, 2005, BancTrust and its President and Chief Executive Officer (the “Executive”) executed a supplement to the Employment Term Sheet of the Executive. The supplement modifies paragraph 9 of the original Employment Term Sheet regarding death benefits payable by BancTrust upon the death of the Executive. The supplement provides that any such death benefits will be offset by proceeds from life insurance policies provided by BancTrust which are payable at the Executive’s death to his named beneficiaries.

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

The Peoples BancTrust Company, Inc.

Date: November 14, 2005	/s/ Walter A. Parrent
Walter A. Parrent
President and Chief Executive Officer

Date: November 14, 2005	/s/ Andrew C. Bearden, Jr.
Andrew C. Bearden, Jr.
Executive Vice President and Chief Financial Officer

Date: November 14, 2005	/s/ Thomas P. Wilbourne
Thomas P. Wilbourne
Vice President and Principal Accounting Officer