Form 10-K
period 2005-12-31
PEOPLES BANCTRUST CO INC
filed 2006-03-30
CIK 762128

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, par value $.10 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligation under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The registrant’s voting stock is traded on the Nasdaq SmallCap Market. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price ($16.00 per share) at which the stock was sold on, June 30, 2005, was approximately $65,590,229. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant’s Common Stock.

As of the close of business on March 16, 2006, 5,899,198 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated By Reference

Part III:

Portions of the definitive proxy statement for the Annual Meeting of the Shareholders

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K of The Peoples BancTrust Company, Inc. (“BancTrust”) contains forward-looking statements. Additional written or oral forward-looking statements may be made by BancTrust from time to time in filings with the Securities and Exchange Commission (“SEC”) or otherwise. The words “believe,” “expect,” “seek,” and “intend” and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements may include, but are not limited to, projections of income or loss, expenditures, acquisitions, plans for future operations, financing needs or plans relating to services of BancTrust, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. See Item 1A. “Risk Factors.” Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

BancTrust does not undertake, and specifically disclaims, any obligation to publicly release the results of revisions which may be made to forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Available Information

BancTrust maintains an internet website, located at http://www.peoplesbt.com. Corporate information, including access to Securities and Exchange Commission filings, is contained on the website.

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

BancTrust and Peoples Bank are headquartered in Selma, Alabama. Peoples Bank conducts a commercial and full-service retail banking business throughout central Alabama. BancTrust operates offices in Dallas, Autauga, Butler, Bibb, Shelby, Elmore, Lee, Tuscaloosa, Jefferson and Montgomery counties and surrounding areas of Alabama. In addition, Peoples Bank offers trust and financial management services, including a full service brokerage operation through PrimeVest Financial Services, Inc. Some of the services offered by Peoples Bank include business and personal checking accounts, savings accounts, money market accounts, certificates of deposit, overdraft protection, personal loans, business loans, real estate mortgage loans, internet banking, ATM banking, travelers’ checks, letters of credit, safe deposit box rental, credit card opportunities and both foreign and domestic funds transfer via wire transfer or Automated Clearing House (“ACH”).

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

BancTrust’s executive offices and the main office of Peoples Bank are located at 310 Broad Street, Selma, Alabama 36701. Peoples Bank operates three offices in Selma, two offices in Tallassee, two offices in Prattville, two offices in Greenville, two offices in Tuscaloosa and one office in each of Birmingham, Montgomery, Georgiana, Centreville, McKenzie, Millbrook, Montevallo, Helena, Eclectic, North Bibb, Opelika, Auburn and Bessemer, Alabama. BancTrust’s telephone number is (334) 875-1000.

Lending Activities

Loan Composition. The following table sets forth a five-year comparison of major categories of BancTrust’s loans.

	At December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Commercial and industrial	$87,339	$83,315	$127,703	$147,233	$124,033
Real estate - mortgage	260,833	253,556	237,702	246,885	249,525
Real estate - construction	102,005	53,807	43,377	41,857	20,437
Personal	45,196	46,693	51,765	62,522	72,462
Overdrafts and credit line	1,019	1,381	1,790	1,918	2,368

Total loans	$496,392	$438,752	$462,337	$500,415	$468,825

Less:
Unearned discount	$883	$733	$933	$1,157	$1,525
Allowance for loan losses	6,654	9,043	11,995	10,257	7,666

Total loans, net	$488,855	$428,976	$449,409	$489,001	$459,634

Note: Prior period real estate loan categories have been restated as BancTrust modified its classification criteria for these types of loans. The effect was to increase prior periods real estate construction loans and decrease prior periods real estate mortgage loans by the following amounts: 2004 - $37,626; 2003 - $32,637; 2002 - $30,825; and 2001 - $10,122.

The above loans include agricultural loans totaling approximately $3 million, $3 million, $4 million, $8.3 million and $9.1 million at December 31, 2005, 2004, 2003, 2002 and 2001, respectively. Such agricultural loans do not include other business or personal loans the proceeds of which were used for non-agricultural purposes. The primary source of repayment of these loans is a farm commodity (e.g., timber). See Note 5 to Consolidated Financial Statements incorporated in Item 15.-”Exhibits and Financial Statement Schedules”.

Loan Maturities. The following table reflects at December 31, 2005 the dollar amount of loans maturing or subject to rate adjustment based on their contractual terms. Loans with fixed rates are reflected based upon the contractual repayment schedules, while loans with variable interest rates are reflected based upon the contractual repayment schedules up to the contractual rate adjustment dates. Demand loans, loans having no stated schedules of repayments and loans having no stated maturities are reported as due within three months.

	0-3 Months	4-12 Months	1-5 Years	After 5 Years	Total
	(In thousands)
Commercial and industrial	$45,970	$6,317	$31,536	$3,516	$87,339
Real estate-mortgage	105,068	44,634	61,016	50,116	260,833
Real estate-construction	67,273	19,853	14,880	—	102,005
Personal, overdrafts and credit lines	6,034	5,236	28,756	6,189	46,215

Total	$224,345	$76,039	$136,188	$59,821	$496,392

Loans with fixed interest rates	$7,182	$20,599	$89,136	$55,872	$172,789
Loans with variable interest rates	217,163	55,440	47,051	3,949	323,603

Total	$224,345	$76,039	$136,188	$59,821	$496,392

Commercial and Industrial Loans. These loans are generally originated in BancTrust’s primary market area. BancTrust’s commercial and industrial loans are made for a variety of business purposes, including working capital, inventory, equipment and capital expansion. At December 31, 2005, commercial and industrial loans outstanding totaled $87.3 million, or 17.59% of BancTrust’s total loan portfolio. The terms for commercial and industrial loans are generally less than one year. Commercial and industrial loan applications must be supported by current financial information on the borrowers and, where appropriate, by adequate collateral. Approval of the loans is subject to borrowers qualifying for these loans under BancTrust’s underwriting standards.

Real Estate Mortgage and Construction Loans. BancTrust also originates one-to-four family, owner-occupied residential mortgage loans secured by property located in BancTrust’s primary market area. BancTrust’s residential mortgage loans totaled approximately $92.2 million at December 31, 2005. Commercial, construction and development and other real estate mortagage loans comprised the balance of the real estate mortgage loan portfolio at December 31, 2005. BancTrust had $362.8 million, or 73.10% of its total loan portfolio, in real estate mortgage and construction loans at December 31, 2005.

Personal Loans. At December 31, 2005, BancTrust’s personal loan portfolio totaled $46.2 million, or 9.31% of BancTrust’s total loan portfolio. BancTrust’s personal loan portfolio is comprised of automobile loans (including automobile loans originated by dealers), home improvement loans, unsecured personal notes, mobile home loans, boat loans and loans secured by savings deposits. Although personal loans tend to have a higher risk of default than other loans, management believes its monitoring and review processes provide sufficient safeguards. These loans tend to be significantly affected by local economies. Furthermore, BancTrust has experienced increased competition from non-banking institutions in the consumer credit market, as well as reductions in the credit quality of personal loan applicants. Management has elected to reduce its focus on personal loan originations, and continues to closely monitor the quality and performance of the personal loan portfolio.

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

	At December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Loans accounted for on a nonaccrual basis	$815	$2,121	$2,204	$6,128	$5,721
Accruing loans which are contractually past due 90 days or more as to interest or principal payments	—	—	—	—	—

Accruing loans, the terms of which have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower	1,547	3,079	13,708	454	81
The gross interest income that would have been recorded in the period then ended if the nonaccrual and restructured loans had been current in accordance with their original terms and had been outstanding through the period or since origination, if held for part of the period	290	277	957	572	349

The amount of interest income on nonaccrual and restructured loans that was included in net income for the period	$228	$158	$685	$305	$48

By restructuring loans, it is management’s intent to reduce the risk of loss to BancTrust by amending repayment or other terms in order to allow borrowers to recover from adverse conditions or events affecting their ability to repay, or by procuring additional collateral which would be available to BancTrust in the event of default.

At December 31, 2005, BancTrust had identified approximately $25 million in potential problem loans compared to $44.3 million at December 31, 2004 (including loans identified in the above table). It is management’s opinion that these loans are either adequately collateralized in order to mitigate any exposure to loss in the event of default, or that sufficient allowance for loan loss reserves have been allocated to them in order to absorb any probable losses related to such loans. Aggressive efforts continue to reduce principal, secure additional collateral and improve the overall payment status of these loans.

The following table contains certain ratios related to BancTrust’s non-performing assets and allowance for loan losses.

	December 31,
	2005	2004	2003	2002	2001
Allowance for loan losses as a percent of total loans, net of unearned discount	1.34%	2.06%	2.60%	2.05%	1.64%
Non performing assets as a percent of total loans net of unearned discount	0.72%	0.94%	1.00%	2.65%	1.66%
Coverage of allowance for loan losses to non-accrual loans	816%	426%	544%	167%	134%
Coverage of allowance for loan losses to non-performing assets (1)	187%	219%	261%	77%	99%

1)	Non-performing assets consist of loans accounted for on a non-accrual basis and other real estate owned.

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

Loan Loss Experience. See Notes 1 and 5 to Consolidated Financial Statements incorporated in Item 15.-”Exhibits and Financial Statement Schedules”.

The allowance for possible loan losses at BancTrust is maintained at a level which, in management’s opinion, is adequate to absorb probable losses on loans in the loan portfolio. The amount of the allowance is affected by: (1) loan charge-offs, which decrease the allowance; (2) recoveries on loans previously charged-off, which increase the allowance; and (3) the provision for possible loan losses charged against income, which generally increases the allowance. In 2005, the provision for possible loan losses had a decreasing effect on the allowance (see “Provision for Loan Losses”). In determining the provision for possible loan losses, management monitors fluctuations in the allowance resulting from actual charge-offs and recoveries. The level of the allowance is based on periodic analyses of the loan portfolio, and represents an amount deemed adequate to provide for inherent losses, including collective impairment. Among other considerations in establishing the allowance for loan losses, BancTrust considers economic conditions within industry segments, loan segmentation and historical loss experiences in the loan portfolio. Ultimately, the total provision applied to income for a given period will generally represent accumulated increases or decreases in the allowance for possible loan losses for that period, which are deemed necessary to maintain the allowance at a level consistent with generally accepted accounting principles. See Item 1A – “Risk Factors.”

The following table is a summary of activity in the allowance for loan losses:

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance at beginning of year	$9,043	$11,995	$10,257	$7,666	$6,072

Charge-offs:
Commercial and industrial	1,354	1,090	1,420	1,256	426
Real estate-mortgage (1)	326	1,977	1,775	1,652	49
Personal	1,423	1,314	2,219	2,269	2,158
Overdrafts and credit lines	—	28	130	72	77

Total charge-offs	3,103	4,409	5,544	5,249	2,710

Recoveries:
Commercial and industrial	632	498	118	30	57
Real estate-mortgage (1)	117	294	733	13	25
Personal	640	792	718	569	740
Overdrafts and credit lines	—	22	7	24	19

Total recoveries	1,389	1,606	1,576	636	841

Net charge-offs	(1,714)	(2,803)	(3,968)	(4,613)	(1,869)
(Reductions) Additions (credited) charged to operations	(675)	(149)	5,706	7,204	3,463

Balance at end of year	$6,654	$9,043	$11,995	$10,257	$7,666

Ratio of net charge-offs to average loans outstanding, net of unearned discounts, during the period	0.37%	0.63%	0.82%	0.95%	0.40%

(1)	Includes real estate-construction loans.

The following table presents an allocation of BancTrust’s allowance for loan losses at the dates indicated:

	At December 31,
	2005		2004		2003
	%	Amount	%	Amount	%	Amount
	(Dollars in thousands)
Commercial and industrial	28%	$1,867	38%	$3,416	37%	$4,436
Real estate mortgage (1)	48%	3,208	41%	3,727	40%	4,742
Personal	21%	1,393	21%	1,900	23%	2,817
Overdraft and credit line	3%	186	—	—	—	—

Total Allowance	100%	$6,654	100%	$9,043	100%	$11,995

	At December 31,
	2002		2001
	%	Amount	%	Amount
	(Dollars in thousands)
Commercial and industrial	38%	$3,910	32%	$2,451
Real estate mortgage (1)	32%	3,269	29%	2,254
Personal	30%	3,078	39%	2,961
Overdraft and credit line	—	—	—	—

Total Allowance	100%	$10,257	100%	$7,666

(1)	Includes real estate-construction loans.

BancTrust estimates net-charge off totals as part of its annual budgeting process. For 2006, BancTrust estimates that net charge-offs will total approximately $1.1 million. Loan portfolio growth rates, economic conditions, events and other factors beyond BancTrust’s control can influence the actual amount of net-charge offs in any given period. Consequently, BancTrust is not able to predict actual charge-off levels, and must rely on management estimates and other subjective methods in estimating charge-offs for a given period.

BancTrust’s board of directors has adopted resolutions whereby BancTrust is committed to specific goals regarding loan quality.

Investment Activities

Securities by Category. Securities are classified as either held-to-maturity, trading or available-for-sale securities. See Notes 1 and 4 to Consolidated Financial Statements incorporated in Item 15.-”Exhibits and Financial Statement Schedules”. There were no securities classified as held-to-maturity or trading at December 31, 2005, 2004 or 2003. The following table sets forth the amount of securities available-for-sale by major categories held by BancTrust at December 31, 2005, 2004 and 2003.

	At December 31,
	2005	2004	2003
	(In thousands)
Securities Available for Sale
U.S. Treasury, U.S. Agencies and corporations	$125,976	$126,821	$121,338
Obligations of states and political subdivisions	—	—	1,956
Mortgage backed securities	90,913	116,969	81,372
Corporate and other securities	9,154	9,954	20,469

Total	$226,043	$253,744	$225,135

Corporate and other securities as of December 31, 2005, were comprised of the following:

Securities Available For Sale
(In thousands)
Corporate bonds	$975
Mutual funds	3,544
Common stock	4,635

Total	$9,154

All corporate notes are rated A3 to AAA. All mortgage backed securities obligations are either guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association or the Federal Home Loan Mortgage Corporation or have AAA ratings. Common stock holdings include investments in the Federal Reserve Bank, The Federal Home Loan Bank of Atlanta (“FHLB”), The Bankers’ Bank of Atlanta and The Alabama Bankers’ Bank, all of which are closely monitored by management.

Management considers all of the above securities to have a relatively low level of default or credit risk.

For information regarding the amortized cost and approximate market value of securities at December 31, 2005 and 2004, see Note 4 to Consolidated Financial Statements incorporated in Item 15.-”Exhibits and Financial Statement Schedules”.

Maturity Distributions of Securities. The following table sets forth the distributions of maturities of securities at carrying value as of December 31, 2005.

	0-3 Months	4-12 Months	Over 1 to 5 years	Over 5 to 10 years	Over 10 years	No Specific Due Date
	(Dollars in thousands)
U.S. Treasury, U.S. agencies and corporations	$3,987	$14,841	$104,275	$2,873	$—	$—
Obligations of states and political subdivisions	—	—	—	—	—	—
Mortgage backed securities	—	—	12,107	13,971	64,835	—
Corporate and other securities	—	—	975	—	—	8,179

Total	$3,987	$14,841	$117,357	$16,844	$64,835	$8,179

Weighted average yield (%)	1.72%	2.39%	3.65%	4.08%	4.14%	3.18%

(1)	Yields on tax-exempt obligations have been computed on a tax-equivalent basis using an incremental rate of 34%.

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For information regarding the amortized cost and approximate market value of securities at December 31, 2005, by contractual maturity, see Note 4 to Consolidated Financial Statements incorporated in Item 15.-”Exhibits and Financial Statement Schedules”.

Deposits

Deposits are the primary funding source for BancTrust. BancTrust’s deposits consist of checking accounts, regular savings deposits, NOW accounts, Money Market Accounts, Certificates of Deposit and Jumbo Certificates of Deposit. Deposits are attracted from individuals, partnerships and corporations primarily in BancTrust’s market area. In addition, BancTrust obtains deposits from state and local entities and, to a lesser extent, the U.S. Government and other depository institutions. As of December 31, 2005, BancTrust’s total deposits were $688 million. BancTrust was in receipt of $20.7 million in brokered time deposits at December 31, 2005.

The following table indicates the amount of BancTrust’s certificates of deposit and other time deposits, including brokered time deposits, of $100,000 or more by time remaining until maturity as of December 31, 2005.

Maturity Period	Certificates of Deposit	Other Time Deposits
	(In thousands)
Three months or less	$53,799	$505
Over three through six months	15,851	494
Over six through twelve months	22,952	4,253
Over twelve months	45,744	1,848

Total	$138,346	$7,099

The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated.

	Year Ended December 31,
	2005		2004		2003
	Average Deposits	Average Rate	Average Deposits	Average Rate	Average Deposits	Average Rate
	(Dollars in thousands)
Non-interest bearing demand deposits	$81,454	0.00%	$76,391	0.00%	$73,319	0.00%
Interest bearing demand deposits	232,056	1.49%	222,341	1.01%	196,061	1.05%
Savings deposits	39,314	0.10%	39,918	0.14%	39,447	0.25%
Time deposits	311,864	3.11%	307,460	2.19%	323,421	2.28%

Total deposits	$664,688	1.59%	$646,110	1.59%	$632,248	1.71%

BancTrust utilizes borrowings as a source of funds, albeit to a much lesser extent than deposits. The primary source of borrowed funds is the FHLB, of which BancTrust is a member. At December 31, 2005, BancTrust had borrowed funds outstanding with the FHLB of approximately $37 million. BancTrust also, from time to time, borrows funds on a short-term or overnight basis, to meet current or immediate funding needs. These short-term borrowings are referred to as “Federal funds purchased”. At December 31, 2005, BancTrust had no such borrowings. For information regarding borrowed funds at December 31, 2005, see Note 10 to Consolidated Financial Statements incorporated in Item 15.-”Exhibits and Financial Statement Schedules”.

Competition

In order to compete effectively, BancTrust relies substantially on local commercial activity; personal contacts by its directors, officers, other employees and shareholders; personalized services; and its reputation in the communities it serves.

BancTrust is presently competing in its market area with several other Alabama bank holding companies. It also competes with independent banks, thrift institutions, and various other nonbank financial companies operating locally and elsewhere.

The banking business in Alabama is generally, and in BancTrust’s primary service areas specifically, highly competitive with respect to both loans and deposits. BancTrust competes with many larger banks and other financial institutions, which have offices over a wide geographic area. These larger institutions have certain inherent advantages, such as the ability to finance wide ranging advertising campaigns and promotions and to allocate their investment assets to regions offering the highest yields and demand. They also offer services such as international banking, which are not offered directly by BancTrust (but could be offered indirectly through correspondent institutions). By virtue of their larger total capitalization (legal lending limits to an individual consumer or corporation are limited to a percentage of BancTrust’s total capital accounts), such banks have substantially higher lending limits than does BancTrust. Other entities, both governmental and in private industry, raise capital through the issuance and sale of debt and equity securities and thereby indirectly compete with BancTrust in the acquisition of deposit funds. See Item 1A – “Risk Factors.”

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

Employees

As of December 31, 2005, BancTrust employed 278 persons, including executive officers, loan officers, bookkeepers, tellers and others. None of BancTrust’s employees are presently represented by a union or covered under a collective bargaining agreement. Management considers that BancTrust’s employee relations are excellent.

Certain Ratios

The following table shows certain ratios of BancTrust for the years ended December 31, 2005, 2004 and 2003.

	Year Ended December 31,
	2005	2004	2003
Return on assets:
Net income/average total assets	0.82%	0.78%	0.69%
Return on equity:
Net income/average equity	8.16%	8.25%	7.39%
Dividend payout ratio:
Dividends declared per share/net income per share	39.29%	40.74%	45.83%
Equity to assets ratio:
Average equity/average total assets	10.11%	9.45%	9.39%

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

Sarbanes-Oxley Act of 2002. On July 30, 2002, the President of the United States signed the Sarbanes-Oxley Act of 2002 (the “SOX Act”) into law. The SOX Act provides for sweeping changes with respect to corporate governance, accounting policies and disclosure requirements for public companies, and also for their directors and officers. Section 302 of the SOX Act (“Corporate Responsibility for Financial Reports”) required the SEC to adopt new rules to implement the requirements of the SOX Act. These requirements include new financial reporting requirements and rules concerning corporate governance. New SEC rules require a reporting company’s chief executive and chief financial officers to certify certain financial and other information included in the company’s quarterly and annual reports. The rules also require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the company’s disclosure controls and procedures; that they have made certain disclosures to the auditors and to the audit committee of the board of directors about the company’s controls and procedures; and that they have included information in their quarterly and annual filings about their evaluation and whether there have been significant changes to the controls and procedures or other factors which would significantly impact these controls subsequent to their evaluation. Certifications by the Company’s Chief Executive Officer and Chief Financial Officer of the financial statements and other information have been filed with the SEC as exhibits to this Annual Report on Form 10-K. See Item 9A.- “Controls and Procedures” hereof for BancTrust’s evaluation of disclosure controls and procedures. The certifications required by Section 906 of the SOX Act also accompany this Form 10-K. Also, BancTrust has incurred, and expects to continue to incur, costs in connection with its compliance with Section 404 of the SOX Act which requires management to undertake an assessment of the adequacy and effectiveness of BancTrust’s internal controls over financial reporting and requires BancTrust’s independent external auditors to attest to, and report on, management’s assessment and the operating effectiveness of these controls. In September 2005, the SEC extended the Section 404 compliance date for BancTrust and other non-accelerated filers. As a non-accelerated filer, BancTrust anticipates that it will begin to comply with these requirements for its fiscal year ending December 31, 2007.

USA Patriot Act. The USA Patriot Act authorizes regulatory powers to combat international terrorism. The provisions that affect financial institutions most directly provide the federal government with enhanced authority to identify, deter, and punish international money laundering and other crimes. Among other things, the USA Patriot Act prohibits financial institutions from doing business with foreign “shell” banks and requires increased due diligence for private banking transactions and correspondent accounts for foreign banks. In addition, financial institutions have to follow minimum verification of identity standards for all new accounts and are permitted to share information with law enforcement authorities under circumstances that were not previously permitted.

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

Bank Regulation. As an Alabama banking institution, Peoples Bank is subject to regulation, supervision and regular examination by the Banking Department. Peoples Bank is a member of the Federal Reserve System and thus is subject to supervision and regular examination by the FRB under the applicable provisions of the Federal Reserve Act and the FRB’s regulations. The deposits of Peoples Bank are insured by the FDIC to the maximum extent provided by law (a maximum of $100,000 for each insured deposit account). Alabama and federal banking laws and regulations control, among other things, Peoples Bank’s required reserves, securities, loans, mergers and consolidations, issuance of securities, payment of dividends, and establishment of branches and other aspects of Peoples Bank’s operations.

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

As a federally insured bank, Peoples Bank is required to pay deposit insurance assessments to the FDIC based on a percentage of its insured deposits. Under the FDIC’s risk-based deposit insurance assessment system, the assessment rate for an insured bank depends on the assessment risk classification assigned to the bank. The FDIC set the annual insurance assessment rates applicable to Bank Insurance Fund (“BIF”) member banks like Peoples Bank from 0% for well-capitalized banks in the highest supervisory subgroup to 0.27% of insured deposits for undercapitalized banks in the lowest supervisory subgroup. Peoples Bank was a “well-capitalized” bank as of December 31, 2005. In addition to deposit insurance assessments, FDIC-insured institutions are currently required to pay assessments to the FDIC at an annual rate of approximately 0.013% of insured deposits to fund interest payments on certain bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Institution Insurance Fund.

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

The FRB has adopted regulations that classify insured depository institutions by capital levels and provide that the FRB will take various prompt corrective actions to resolve the problems of any state member bank that fails to satisfy the capital standards. Under the regulations, a “well-capitalized” bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An “adequately capitalized” bank is one that does not qualify as “well capitalized” but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” depending on the extent to which the bank’s capital levels are below these standards. A bank that falls within any of the three “undercapitalized” categories is subjected to certain severe regulatory sanctions. As of December 31, 2005, Peoples Bank was categorized as “well-capitalized.”

According to FRB policy, a bank holding company is to act as a source of financial strength to its subsidiary bank and commit resources to the subsidiary’s support. This support may be required when the holding company is not able to provide it.

See Item 7.-”Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 to Consolidated Financial Statements incorporated in Item 15.-”Exhibits and Financial Statement Schedules”.

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

ITEM 1A. RISK FACTORS

In addition to the other information contained in or incorporated by reference into this Form 10-K and the exhibits hereto, the following risk factors should be considered carefully in evaluating BancTrust’s business. The risks disclosed below, either alone or in combination, could materially adversely affect the business, financial condition or results of operations of BancTrust. Additional risks not presently known, or that are not currently deemed material, may also adversely affect BancTrust’s business, financial condition or results of operations.

BancTrust may need to raise capital in the future when capital may not be available on favorable terms or at all.

BancTrust is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. BancTrust anticipates that capital resources will satisfy these requirements in the near term. However, BancTrust may need to raise additional capital to support growth or for other needs. The ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are beyond BancTrust’s control, as well as on BancTrut’s current and anticipated financial performance. Accordingly, there can be no assurances as to BancTrust’s ability to raise additional capital, if needed, on favorable terms or at all. In the event BancTrust is unable to raise additional capital when needed, its ability to further expand operations through internal growth and acquisitions could be impeded.

BancTrust’s allowance for possible loan losses may not be sufficient.

While BancTrust attempts to maintain diversification within its loan portfolio in order to avoid undue concentrations of credit risk, it also maintains an allowance for loan losses to absorb probable losses inherent in the loan portfolio. The determination of the appropriate level of the allowance for loan losses necessarily involves subjectivity and requires BancTrust to make significant estimates of current credit risks and future trends, all of which may change materially from period to period. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and beyond BancTrust’s control, may require an increase in the allowance for loan losses.

In addition, BancTrust’s primary regulatory agencies periodically review the allowance for loan losses and may require increases in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of BancTrust. In addition, if net charge-offs in future periods exceed the allowance for loan losses, BancTrust will need additional provisions to increase the allowance for loan losses. These types of increases in the allowance for loan losses would cause net income and perhaps capital to decline, constituting a material adverse effect on financial condition and results of operations of BancTrust. For a detailed discussion of BancTrust’s loan loss reserve methodologies, see “Allowance for Loan Losses” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Banking is a heavily regulated business.

The banking industry is heavily regulated under both federal and state law. BancTrust is subject, in certain respects, to regulation by the Federal Reserve Board, the Federal Depository Insurance Corporation and the Alabama State Banking Department. BancTust’s success depends not only on competitive factors but also on state and federal regulations affecting banks and bank holding companies. The regulations are primarily intended to protect depositors, not stockholders. The ultimate effect of recent and proposed changes to the regulation of the financial institution industry cannot be predicted. Regulations now affecting us may be modified at any time, and there is no assurance that such modifications, if any, will not adversely affect BancTrust’s business.

BancTrust’s information systems may experience an interruption or breach in security.

BancTrust relies heavily on communications and information systems to conduct its business. Failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, accounting, deposit, loan and other systems. While BancTrust maintains policies and procedures designed to prevent or limit the effect of such failures, interruptions or security breaches, there can be no assurance that such an event will not occur or that if it does, it will be of such a nature that the aforementioned policies and procedures are able to effectively neutralize its potential adverse impact on BancTrust. The occurrence of failures, interruptions or security breaches of information systems could damage BancTrust’s reputation, result in loss of customer business, subject BancTrust to additional regulatory scrutiny, or expose BancTrust to civil litigation and possible financial liability, any of which could have a material adverse effect on the financial condition and results of operations of the Company.

Technology is constantly changing.

The banking industry has been and remains in an environment of rapid technological changes and advancements, with frequent introductions of new technology-driven products and services. Used effectively and in conjunction with sound management practices, technology can increase efficiencies and enable financial institutions to better serve customers and reduce costs. The future success of BancTrust depends, in part, upon its ability to effectively introduce technology-driven solutions that meet customer needs and enhance operational efficiencies. Many of BancTrust’s competitors have substantially greater resources to invest in technological improvements. BancTrust may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the banking industry could have a material adverse impact on BancTrust’s business and, therefore, its financial condition and results of operations.

Internal controls and procedures could fail or be circumvented.

BancTrust regularly reviews and updates its financial reporting and disclosure controls, as well as policies and procedures regarding corporate governance. Any system of controls, however well designed and administered, has inherent limitations, including the possibility that a control can be circumvented or overridden. These limitations could result in misstatements due to error or fraud, which may not be detected in a timely manner. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to BancTrust’s adherence to financial reporting, disclosure and corporate governance policies and procedures.

Banking is heavily competitive business.

Competition in the banking and financial services industry is intense. BancTrust competes with other commercial banks, savings and loan associations, credit unions, finance companies, insurance companies, brokerage firms and other financial intermediaries that offer similar services, operating locally and elsewhere. Many of these competitors have substantially greater resources and lending limits than does BancTrust and may offer certain services that BancTrust does not or cannot provide. Additionally, some competitors are not subject to the same regulations that govern BancTrust and may have greater flexibility in competing for business. The profitability of BancTrust depends upon its continued ability to compete effectively in its various markets.

BancTrust’s success is heavily dependent upon local economic conditions.

The success of BancTrust depends heavily on overall economic conditions in the geographic markets it serves. Local economic conditions in these areas have a significant impact on commercial, real estate and construction loans, the ability of borrowers to repay these loans and the value of the collateral securing them. Adverse changes in the economic conditions of the State of Alabama in general or any one or more of these local markets could negatively impact the financial results of BancTrust’s operations and have a negative effect on its profitability.

BancTrust’s financial condition and results of operations could be significantly impacted by interest rate fluctuations.

BancTrust’s financial condition and profitability depends significantly upon its net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest income will be adversely affected if market interest rates change such that the interest paid on deposits and borrowings increases faster than the interest earned on loans and investments. Changes in interest rates could also adversely impact the economic value of BancTrust’s stockholders’ equity. Economic value of equity is the difference between the fair market value of assets and liabilities. See “Interest Rate Risk” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Substantial sales of BancTrust’s common stock could cause declines in its stock price.

Should BancTrust or its stockholders sell substantial amounts of its common stock in the public market, the market price of BancTrust’s common stock could fall. Such sales have the potential to make it more difficult for BancTrust to raise capital through the sale of common stock or use its common stock as currency in future acquisitions.

BancTrust’s growth strategy contemplates merger and acquisition activity.

BancTrust seeks merger or acquisition partners that possess either desirable market presence or have potential for profit growth through enhanced financial management, economies of scale or expanded services. Acquiring other banks, businesses or branches involves various risks commonly associated with acquisitions, including, among other things:

•	Potential exposure to unknown or contingent liabilities of the target company.

•	Exposure to potential asset quality issues of the target company.

•	Difficulty and expense of integrating the operations and personnel of the target company.

•	Potential disruption to BancTrust’s business.

•	The possible loss of key employees and customers of the target company.

•	Difficulty in estimating the value of the target company.

•	Potential changes in banking or tax laws or regulations that may affect the target company.

Mergers and acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on BancTrust’s financial condition and results of operations.

BancTrust could issue additional securities, resulting in dilution of current ownership percentages.

BancTrust may, from time to time, issue additional securities to raise capital, finance acquisitions or honor the exercise or conversion of outstanding stock options. Such issuances would dilute the ownership interests of existing stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

BancTrust’s principal executive offices and Peoples Bank’s main office are located at 310 Broad Street, Selma, Alabama in a building owned by Peoples Bank. At March 20, 2005, Peoples Bank maintained 24 offices in Dallas, Autauga, Butler, Bibb, Elmore, Shelby, Montgomery, Lee, Jefferson and Tuscaloosa counties, of which 8 are leased. See Note 17 to Consolidated Financial Statements incorporated in Item 15.-”Exhibits and Financial Statement Schedules”.

ITEM 3. LEGAL PROCEEDINGS

In the opinion of BancTrust, based on review and consultation with legal counsel, the outcome of any litigation presently pending is not anticipated to have a material adverse effect on BancTrust’s consolidated financial statements or results of operations.

See Note 14 to Consolidated Financial Statements incorporated in Item 15.-”Exhibits and Financial Statement Schedules”.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Walter A. Parrent, 66 has served as President and Chief Executive Officer of Peoples Bank and BancTrust since September of 2005. Prior to assuming his current position, Mr. Parrent served as President, Chief Executive Officer and Director of Colonial Bank, Georgia Region until April 2005. Mr. Parrent joined Colonial Bank in 1987, where he served in various executive positions prior to the aforementioned position he held until April 2005. Mr. Parrent began his banking career in Opelika, Alabama in 1967.

Elam P. Holley, Jr., 55, has served as Senior Executive Vice of Peoples Bank and BancTrust since September of 2005. Prior to assuming his current position, Mr. Holley served as President and Chief Executive Officer of Peoples Bank and BancTrust, beginning in January of 2003. Prior to that, Mr. Holley served as President and Chief Operating Officer of Peoples Bank and BancTrust from 1994 through 2002. Mr. Holley has been an officer of Peoples Bank since 1975 and a Director of Peoples Bank and BancTrust since 1988.

Andrew C. Bearden, Jr., 59, has served as Executive Vice President – Operations/Finance Division of Peoples Bank and Executive Vice President and Chief Financial Officer of BancTrust since 1996. Prior to assuming his position as manager of Operations/Finance Division, Mr. Bearden served as manager of Retail/Operations Division of Peoples Bank since 1994. Mr. Bearden was in private practice as a certified public accountant prior to his employment with Peoples Bank in 1985.

Gerald F. Holley, 62, has served as Executive Vice President and Senior lender of Peoples Bank since February of 2003 and Executive Vice President and Assistant Secretary of BancTrust since July of 2000. Prior to assuming his current position, Mr. Holley was Executive Vice President and Head of the Lending Division of Peoples Bank. Prior to joining BancTrust in July of 2000, Mr. Holley served as Senior Vice President of Operations for Colonial BancGroup in Montgomery, Alabama from 1998 to 2000, and President of the Chattahoochee Valley Area Banks of Colonial BancGroup from 1993 to 1998. Mr. Holley began his banking career in Anniston, Alabama in 1962.

Terry S. Pritchett, 55, has served as Executive Vice President and Risk Management Officer of both Peoples Bank and BancTrust since October of 2002. Prior to that, Mrs. Pritchett served as Senior Vice President and Auditor for Peoples Bank and BancTrust from December 1997, to October 2002. Mrs. Pritchett joined Peoples Bank in April of 1984 as Auditor.

M. Scott Patterson, 63, has served as Executive Vice President of Peoples Bank and BancTrust since 1996. Mr. Patterson also serves as Financial Services Division Manager, Secretary and Chief Investment Officer of Peoples Bank and Secretary of BancTrust. Mr. Patterson has been in all these positions, with the exception of Chief Investment Officer, with Peoples Bank since 1985 and with BancTrust since 1997. Mr. Patterson was named Chief Investment Officer in February of 2003. Prior to coming to Peoples Bank in 1983, Mr. Patterson served for 20 years in the United States Air Force, retiring as a Lieutenant Colonel.

Lynn D. Swindal, 52, has served as Executive Vice President-Retail Division Manager of Peoples Bank and Executive Vice President and Assistant Secretary of BancTrust since December of 1998. Prior to that, Mrs. Swindal served as Senior Vice President-Loan Administration of Peoples Bank. Mrs. Swindal has been employed with Peoples Bank since 1978. Prior to coming to Peoples Bank, Mrs. Swindal was employed at National Bank & Trust Co. in St. Petersburg, Florida.

Jefferson G. Ratcliffe, Jr., 44, has served as Senior Vice President and Senior Credit Officer of Peoples Bank since February of 2003. Prior to that, Mr. Ratcliff e served as Regional President of the Prattville/Millbrook Division of Peoples Bank from December 1997 to February of 2003. Mr. Ratcliffe joined Peoples Bank in 1985.

All officers serve at the discretion of the boards of directors of BancTrust or Peoples Bank. There are no known arrangements or understandings between any officer and any other person pursuant to which he or she was or is to be selected as an officer.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The common stock of BancTrust is listed on the Nasdaq Small Cap Market under the symbol “PBTC.”

The following table is the reported sale information for the common stock for each quarterly period within the last two fiscal years, along with the dividends declared. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.

2005	High	Low	Dividends Declared (per common share)
January - March	$18.43	$15.45	$0.11
April - June	17.42	15.10	0.11
July - September	17.49	15.15	0.11
October - December	$19.47	$16.30	$0.11

2004	High	Low	Dividends Declared (per common share)
January - March	$16.18	$14.75	$0.11
April - June	16.99	13.87	0.11
July - September	14.75	13.51	0.11
October - December	$17.15	$13.88	$0.11

See Note 17 to Consolidated Financial Statements incorporated in Item 15.-”Exhibits and Financial Statement Schedules” regarding regulatory approval for the payment of dividends to BancTrust by Peoples Bank.

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

The primary source of BancTrust’s revenues (including funds to pay dividends) is dividends from Peoples Bank. Alabama law imposes certain restrictions on the ability of BancTrust and Peoples Bank to pay dividends. See Item 1.-“Business—Regulation, Supervision and Governmental Policy” and Note 17 to Consolidated Financial Statements incorporated in Item 15.-”Exhibits and Financial Statement Schedules”.

As of March 16, 2006, BancTrust had 823 stockholders of record, and 5,899,198 shares of common stock outstanding. This total does not reflect the number of persons who hold stock in nominee or “street name” through various brokerage firms and other financial institutions.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain historical financial information for BancTrust. This information is based on the consolidated financial statements of BancTrust including applicable notes incorporated by reference elsewhere herein.

FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA

	2005	2004	2003	2002	2001
	(Dollars in thousands, except for per share amounts)
Interest income	$42,023	$36,869	$38,799	$43,966	$51,205
Interest expense	15,416	11,375	11,972	14,422	23,805

Net interest income	26,607	25,494	26,827	29,544	27,400
(Credit) provision for loan losses	(675)	(149)	5,706	7,204	3,463
Noninterest income	9,038	8,933	11,772	9,888	8,742
Noninterest expense	27,185	26,563	25,592	24,856	23,933
Income before income tax	9,136	8,013	7,302	7,372	8,745
Provision for income tax	2,599	1,971	1,964	2,235	2,534

Net income	6,537	6,042	5,338	5,137	6,211
Net income per share (basic)	1.13	1.08	0.96	0.92	1.10
Net income per share (diluted)	1.12	1.08	0.96	0.92	1.10
Cash dividends declared and paid per share	0.44	0.44	0.44	0.43	0.40
Borrowed funds	37,732	48,313	56,690	67,478	58,700
Total assets, December 31	$811,773	$792,249	$778,581	$740,261	$693,707

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

At December 31, 2005 BancTrust had total assets of $811,773,000, compared to $792,249,000 at December 31, 2004. Asset growth primarily occurred in loans, as securities, cash and cash equivalents declined. Total deposits increased to $688,049,000 at December 31, 2005 from $665,653,000 at December 31, 2004. BancTrust experienced increased demand for loans in 2005, thereby allowing BancTrust to redeploy funds from lower yielding securities and cash equivalent portfolios into its higher yielding loan portfolio. Also, BancTrust funded loan growth through increased deposits while repaying a significant portion of its borrowed funds.

BancTrust earned $26,607,000 in net interest income in calendar year 2005, compared to $25,494,000 in calendar year 2004. In 2005, BancTrust’s net interest margin was 3.64%, compared to 3.54% in 2004. Net interest margin is net interest income expressed as a percentage of average earning assets, or stated another way, is the net yield earned on interest earning assets after deducting interest expense. As stated above, increased loan demand in 2005 contributed to the improvement in net interest margin between the two years.

Provision for loan losses declined from ($149,000) in 2004 to ($675,000) in 2005, representing a credit balance in each of 2004 and 2005, and having the effect of increasing net income (see “Provision for Loan Losses”). Noninterest income increased in 2005, primarily due to higher deposit service charges. Noninterest expense increased to $27,185,000 in 2005 from $26,563,000 in 2004, primarily from higher salaries and employee benefits expenses, along with increased premises and equipment expense.

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

The goodwill impairment analysis for 2005 indicated that no impairment write-offs were required. Further discussion regarding BancTrust’s accounting for goodwill is included at Note 1 to Consolidated Financial Statements.

BALANCE SHEET SUMMARY

Loans

BancTrust’s largest earning asset category is its loan portfolio. Because loans generally generate the highest yields, most other assets and liabilities are managed to accommodate fluctuations in the loan portfolio.

At December 31, 2005, BancTrust’s loans, net of the unearned discount, totaled $495,509,000, compared to $438,019,000 at December 31, 2004.

The following table illustrates the loan portfolio of BancTrust at December 31, 2005 and 2004 by major loan category, along with the change in each category between the two periods.

	At December 31,
	2005	2004	Change
	(In thousands)
Commercial and industrial	$87,339	$83,315	$4,024
Real estate - mortgage (1)	362,838	307,363	55,475
Personal	45,196	46,693	(1,497)
Overdrafts and credit line	1,019	1,381	(362)

Total loans	496,392	438,752	57,640
Less:
Unearned discount	883	733	150

Total loans, net of the unearned discount	$495,509	$438,019	$57,490

(1)	includes real estate construction loans.

Real estate mortgage loans increased to $362,838,000 at December 31, 2005 from $307,363,000 at December 31, 2004, as BancTrust continued to place emphasis on originating loans secured by real estate. BancTrust emphasizes origination of loans secured by real estate primarily because fair market values for real estate tend to be more stable and readily determinable than fair market values for other forms of collateral such as equipment and inventories. Additionally, real estate collateral tends to facilitate a more orderly and timely liquidation in the event of default by the borrower.

Commercial and industrial loans totaled $87,339,000 at December 31, 2005 compared to $83,315,000 at December 31, 2004. Commercial and industrial loans are typically secured by assets such as inventories and equipment.

The personal loan portfolio declined from $46,693,000 at December 31, 2004 to $45,196,000 at December 31, 2005. Personal loans primarily include loans to individuals for household, family and other consumer related expenditures. This decline extends a trend that BancTrust has experienced in recent periods. The two main factors for this declining trend remain the same as for prior periods, and are as follows: First, alternative sources of credit continue to be more available to consumers than in prior years. Major sources of alternative credit include credit cards, finance companies and manufacturer direct financing on consumer goods such as automobiles, recreational vehicles and major appliances. Second, denials of personal loan applications remain high, primarily due to existing debt levels of personal loan applicants. For these reasons and others, BancTrust has chosen to reduce its emphasis on originating personal loans.

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

At December 31, 2005, BancTrust’s allowance for loan losses had a balance of $6,654,000, compared to $9,043,000 at December 31, 2004. The ratio of the allowance to total loans, net of the unearned discount, was 1.34% and 2.06% at December 31, 2005 and 2004, respectively. At December 31, 2005, management had identified $24,974,000 of potential problem loans compared to $44,332,000 at December 31, 2004. At each of December 31, 2005 and 2004, potential problem loans included impaired loans of $7,487,000 and $6,587,000, respectively, and non-accruing loans of $815,000 and $2,121,000 respectively. Reserves for potential problem loans accounted for $2,540,000 of the $6,654,000 allowance for loan losses at December 31, 2005. At December 31, 2004, potential problem loans accounted for $5,065,000 of the $9,043,000 of allowance for loan losses. Non-accruing loans as a percent of total loans net of the unearned discount were 0.16% and 0.48% for December 31, 2005 and December 31, 2004 respectively. The coverage of the allowance to non-accruing loans was 816% and 426% at December 31, 2005 and 2004, respectively. As a percentage of average loans, net of the unearned discount, net loan charge offs in 2005 were 0.37% compared with 0.63% in 2004.

BancTrust’s management believes that material improvements in credit quality are directly related to intensive review of and modifications to its credit administration processes beginning late in 2002. To that end, BancTrust established the executive level position of Senior Credit Officer, thereby segregating credit administration functions from lending functions as administered by the Senior Lender. Significant resources were then allocated to establishing and or modifying credit review processes with the intent being to produce highly critical and objective analyses of existing and proposed credit facilities. Through such analyses, management significantly enhanced its ability to identify and manage certain risks inherent in the lending function. Management remains firmly committed to devoting the necessary time, energy and other resources required to maintain credit quality.

Management believes that at its current level, the allowance for loan losses is sufficient to absorb all probable losses that currently exist in BancTrust’s loan portfolio. See Notes 1 and 5 to Consolidated Financial Statements incorporated in Item 15.-”Exhibits and Financial Statement Schedules” for further information regarding the allowance for loan losses. See also Item 1A – “Risk Factors.”

Securities

BancTrust’s securities portfolio decreased to $226,043,000 at December 31, 2005 from $253,744,000 at December 31, 2004. Available funds were deployed out of BancTrust’s investment securities portfolio and into its loan portfolio, to accommodate growth in the loan portfolio (see “Loans”).

At December 31, 2005, BancTrust had pledged to the State Treasurer for the State of Alabama and other parties $149,148,000, or approximately 66% of its investment securities portfolio. These securities are typically pledged as collateral to government or other public entities for deposits held by BancTrust that exceed the FDIC insurable limit.

The entire securities portfolio is classified as “available-for-sale”, requiring that it be marked-to-market with the unrealized gains and losses, net of the related tax effect, reflected directly in stockholders’ equity. The portfolio had net unrealized losses of $3,449,000 (net of tax) at December 31, 2005, compared to a net unrealized gain of $947,000 (net of tax) at December 31, 2004. See Notes 1 and 4 to Consolidated Financial Statements incorporated in Item 15.-”Exhibits and Financial Statement Schedules” for further information regarding securities.

Cash and Cash Equivalents

Cash and cash equivalents totaled $48,585,000 at December 31, 2005 and $63,177,000 at December 31, 2004. As with securities (see “Securities”), BancTrust deployed funds out of cash and cash equivalents to accommodate growth in its loan portfolio (see “Loans”). Cash and cash equivalents are comprised of cash and due from other banks and federal funds sold and resell agreements. Cash and due from banks totaled $34,585,000 at December 31, 2005 compared to $46,177,000 at December 31, 2004. Federal funds sold and resell agreements totaled $14,000,000 at December 31, 2005 compared to $17,000,000 at December 31, 2004. These investments are highly liquid, and typically have investment terms of only one day.

Within cash and due from other banks are short term certificates of deposit held in other banks. Historically, BancTrust has held funds in other banks on a demand basis, and at levels only necessary to conduct day-to-day correspondent banking transactions, or held substantial funds at the FHLB on a demand basis when the interest rate paid by FHLB for such funds exceeded that of other financial institutions’ published federal funds rates. In order to increase the yields earned on cash equivalent instruments, BancTrust purchased from certain unaffiliated financial institutions the aforementioned certificates of deposit. BancTrust monitors closely the financial institutions from which these certificates are purchased, and follows strict policy guidelines regarding minimum capital levels and other safety and soundness measures that must be met before a purchase is made. These instruments typically have maturities of less than one year. BancTrust held $4,345,000 and $15,614,000 of these instruments at December 31, 2005 and 2004, respectively.

Cash and cash equivalents are monitored on a daily basis. Management attempts to strike a balance between alternative investments opportunities such as loans and investment securities, and its operating liquidity needs (see “Liquidity”).

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

Other real estate, net of accumulated write downs, totaled $2,746,000 at December 31, 2005 and $2,006,000 at December 31, 2004.

Deposits

BancTrust’s primary source of funding for its lending and investment activities is its deposit base. At December 31, 2005, BancTrust had total deposits in the amount of $688,049,000. At December 31, 2004, total deposits were $665,653,000. BancTrust continually seeks to attract deposit relationships with new and existing customers within its primary markets. As loan demand and growth accelerated in 2005 (see “Loans”), so to did BancTrust’s emphasis on developing deposit relationships within its primary markets. As a result, the aforementioned increase in total deposits occurred.

Noninterest bearing deposits increased to $85,538,000 at December 31, 2005 from $78,641,000 at December 31, 2004. Interest bearing transaction accounts such as negotiable order withdrawl (“NOW”) accounts and insured money market accounts (“IMMA”) along with savings accounts declined from a combined total of $287,580,000 at December 31, 2004 to $274,975,000 at December 31, 2005.

Time deposits increased to $327,536,000 at December 31, 2005, compared to $299,432,000 at December 31, 2004. BancTrust attracted additional retail time deposits in its primary markets to meet some of the aforementioned loan funding requirements (see “Loans”), as well as $10,000,000 of brokered time deposits for the same purpose. BancTrust utilizes brokered time deposits in order to meet funding needs not met by more traditional types of deposits. At December 31, 2005, BancTrust was in receipt of $20,669,000 of brokered time deposits. Brokered time deposits are more likely to be withdrawn from BancTrust than other, more traditional types of deposits. Brokered time deposits are fully insured by the FDIC. See Item 1.- “Business – Bank Regulation”.

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

Typically, increasing the liquidity of BancTrust would serve to reduce its profits as a result of reduced earnings from assets with shorter maturities. Estimating liquidity needs is made more complex by the fact that certain balance sheet components are, by nature, more controllable by management than others. For example, the maturity frequency of the securities portfolio is generally manageable at the time investment decisions are made. However, deposits flowing into and out of BancTrust are much less predictable and controllable by management. Monitoring liquidity needs and the changing relationships among certain balance sheet components is the responsibility of BancTrust’s Asset Liability Committee (“ALCO”) (see “Interest Rate Risk”).

The asset items that are BancTrust’s primary sources of liquidity are cash and cash equivalents (see “Cash and Cash Equivalents”). These assets represent the most immediately available source of funds from which BancTrust is able to provide loans to it customers, meet the deposit withdrawal demands of its customers and pay its operating expenses.

The asset base generates liquidity through interest and fee income, loan repayments and the maturity or sales of other earning assets including securities. At December 31, 2005, approximately 17.3% of the total securities portfolio was to mature, or otherwise reprice within one year. At December 31, 2005, the entire securities portfolio, having a value of $226,043,000, was classified as available-for-sale. These securities are generally high grade; marketable securities (see “Securities”).

The liability base generates liquidity through deposit growth, the renewal of maturing deposits and accessibility to external sources of funds, (“Borrowed funds”). Borrowed funds totaled $37,732,000 at December 31, 2005, compared to $48,313,000 at December 31, 2004. BancTrust has several available sources from which to borrow funds.

The predominant source of borrowed funds utilized by BancTrust is the FHLB. At December 31, 2005, BancTrust had borrowed from the FHLB $36,921,000, along with $18,482,000 of letters of credit issued on behalf of BancTrust from the FHLB. BancTrust obtains “backup” letters of credit from the FHLB as necessary to facilitate the public offering of debt instruments for which BancTrust has provided its own letters of credit to the issuer. When determining available borrowing capacity at the FHLB, BancTrust must factor both borrowed funds balances outstanding and the total amount of letters of credit outstanding against its available lines of credit. At December 31, 2005, BancTrust had total credit facilities (borrowed funds outstanding plus letters of credit) at the FHLB of $55,403,000 against a total line of credit of $64,154,000. See Note 10 to Consolidated Financial Statements incorporated in Item 15.-”Exhibits and Financial Statement Schedules” for further information regarding borrowed funds.

At December 31, 2005, BancTrust had in place an Acquisition Facility Agreement with Endurance Capital Management, L.P. (“Endurance”), setting forth a variety of possible equity, debt or combined financing vehicles that may be available to BancTrust in coordination with Endurance, although neither party is obligated to request or provide any financing under the Acquisition Facility Agreement. The Acquisition Facility Agreement provides for a maximum of $20,000,000 in financing vehicles available to BancTrust and contains customary representations, warranties and covenants of the parties.

At December 31, 2005, BancTrust also had available, unused lines of credit with correspondent financial institutions of approximately $80 million.

The following table provides additional details regarding borrowed funds:

	Maximum Amount Outstanding at Any Month End	Average Balance	Average Interest Rate	Average Interest Rate at Year end
	(Dollars in thousands)
2005
FHLB borrowings	$46,469	$41,707	5.25%	5.48%
Other borrowings	1,812	1,276	2.74%	0.50%

	$48,281	$42,983	5.18%	5.37%

2004
FHLB borrowings	$53,966	$49,387	4.68%	5.48%
Other borrowings	1,812	1,843	1.41%	2.43%

	$55,778	$51,230	4.56%	5.37%

2003
FHLB borrowings	$65,401	$55,979	4.31%	3.16%
Other borrowings	3,860	3,370	0.59%	0.56%

	$69,261	$59,349	4.09%	2.92%

Stockholders’ Equity and Regulatory Capital Requirements

Stockholders’ equity indicates BancTrust’s net worth. Stockholders’ equity was $81,551,000 at December 31, 2005, compared to $75,042,000 at December 31, 2004.

The FRB has adopted risk-based capital regulations. These regulations require all bank holding companies and banks to achieve, and maintain, specified ratios of capital to risk-weighted assets. The risk-based capital rules assign weight factors to different classes of assets and off-balance sheet obligations at 0%, 20%, 50% or 100%, depending upon the risk classification of the asset or obligation. All bank holding companies and banks are required to maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1 capital (consisting of stockholders’ equity, less goodwill and certain components of accumulated other comprehensive income, net of tax). BancTrust’s and Peoples Bank’s capital ratios at December 31, 2005 were well above the minimum regulatory requirements. See Note 17 to Consolidated Financial Statements incorporated in Item 15.-”Exhibits and Financial Statement Schedules” for further information regarding stockholders’ equity and regulatory capital requirements.

The following table indicates BancTrust’s dividends per share, earnings per share and the percent of earnings per share represented by dividends in 2005, 2004 and 2003.

	2005	2004	2003
Earnings per share (diluted)	$1.12	$1.08	$0.96
Dividends per share	$0.44	$0.44	$0.44
Dividend payout ratio	39.29%	40.74%	45.83%

Contractual Obligations

BancTrust has contractual obligations to make future payments on debt and certain lease agreements. Obligations such as debt are reflected on the balance sheet, whereas operating lease obligations for office space and equipment are not reflected on the balance sheet. See Note 14 to Consolidated Financial Statements incorporated in Item 15.-”Exhibits and Financial Statement Schedules” for further information on operating lease obligations. Total contractual obligations at December 31, 2005 are set forth in the following table.

	Due in one year or less	Due after one year through three years	Due after three years through five years	Due after five years	Total
	(In thousands)
FHLB and other borrowings (1)	$1,050	$19,921	$1,088	$15,674	$37,733
Time Deposits	228,478	65,366	33,668	24	327,536
Operating leases	539	504	127	—	1,170

Total contractual obligations	$230,067	$85,791	$34,883	$15,698	$366,439

(1)	includes principal payments only

Off Balance Sheet Arrangements

Many of BancTrust’s lending relationships contain both funded and unfunded elements. The unfunded elements of these relationships are not reflected on the balance sheet. The following table indicates the total unfunded credit extension, or off-balance sheet, commitment amounts by expiration date. See Note 18 to Consolidated Financial Statements incorporated in Item 15.-”Exhibits and Financial Statement Schedules” for further information on credit commitments.

	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total
	(Dollars in thousands)
Lending commitments (1)	$62,477	$35,579	$939	$5,285	$104,280
Irrevocable standby letters of credit	4,215	19,004	—	—	23,218

Total credit extension commitments	$66,692	$54,583	$939	$5,285	$127,498

(1)	Lending commitments are primarily comprised of the unused portion of commercial lines of credit and equity lines of credit

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of BancTrust’s commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BancTrust had approximately $104,280,000 and $56,376,000 in commitments to extend credit at December 31, 2005 and 2004, respectively. BancTrust evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by BancTrust upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include certificates of deposit, marketable securities, real estate, and other collateral.

Irrevocable standby letters of credit are conditional commitments issued by BancTrust to guarantee the performance of a customer to an outside third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include certificates of deposit, marketable securities, real estate, and other collateral for those commitments for which collateral is deemed necessary. BancTrust had approximately $23,218,000 and $23,221,000 in irrevocable standby letters of credit at December 31, 2005 and 2004, respectively.

INCOME SUMMARY

Net Income

Net income for the year ended December 31, 2005 increased to $6,537,000 from $6,042,000 for the same period in 2004. Increases in net interest income and noninterest income were complemented by a further reduction in the provision for loan losses. These enhancements to net income were partially offset by increases in salaries and benefits expenses as well as premises and equipment expenses.

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

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(In Thousands)

	2005 Compared to 2004				2004 Compared to 2003
	Total	Changes in Volume (1)	Changes in Rates (1)	Mix (1)	Total	Changes in Volume (1)	Changes in Rates (1)	Mix (1)
Interest income on:
Loans	$4,111	$1,000	$3,004	$107	$(4,088)	$(2,573)	$(1,647)	$132
Taxable securities	640	117	516	7	2,058	1,758	233	67
Nontaxable securities	(9)	(9)	143	(143)	(54)	(56)	23	(21)
Federal funds sold, resell agreements and interest earning deposits in banks	412	(154)	749	(183)	154	11	140	3

Total interest income	$5,154	$954	$4,412	$(212)	$(1,930)	$(860)	$(1,251)	$181

Interest expense on:
Interest bearing demand deposits	$1,206	$98	$1,062	$46	$185	$276	$(80)	$(11)
Savings deposits	(16)	(1)	(15)	—	(44)	1	(44)	(1)
Time deposits	2,961	97	2,824	40	(641)	(364)	(291)	14
Federal funds purchased and and repurchase agreements	—	—	1	—	(8)	(9)	8	(7)
FHLB borrowings	(111)	(375)	314	(50)	(88)	(249)	180	(19)

Total interest expense	$4,040	$(181)	$4,186	$36	$(596)	$(345)	$(227)	$(24)
Net changes in net interest income before loan losses	$1,114				$(1,334)

1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Changes in Volume = change in volume times old rate. Changes in Rates = change in rate times old volume. The Mix Change = change in volume times change in rate.
2)	Columns may not add because of rounding

THE PEOPLES BANCTRUST CO., INC.

AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in thousands)

	2005			2004			2003 (2)
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
ASSETS
Interest Earning Assets:
Loans, net (1)	$460,214	$32,140	6.98%	$444,364	$28,029	6.31%	$483,063	$32,117	6.65%
Taxable securities	239,886	8,843	3.69%	236,519	8,203	3.47%	183,907	6,145	3.34%
Nontaxable securities	0	0	0.00%	152	9	5.92%	1,455	63	4.33%

Federal funds sold, resell agreements and interest earning deposits in banks	29,999	1,040	3.47%	39,719	628	1.58%	38,848	474	1.22%

Total interest earning assets	730,099	$42,023	5.76%	720,754	$36,869	5.12%	707,273	$38,799	5.49%

Non-Interest Earning Assets:

Cash and due from banks	21,899			19,457			23,193
Bank premises & equipment (net)	18,951			17,330			17,467
Other assets	21,690			17,379			21,402

Total non-interest earning assets	62,540			54,166			62,062

Total assets	$792,639			$774,920			$769,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing Liabilities:
Interest bearing demand deposits	$232,056	$3,448	1.49%	$222,341	$2,242	1.01%	$196,061	$2,057	1.05%
Savings deposits	39,314	39	0.10%	39,918	55	0.14%	39,447	99	0.25%
Time deposits	311,864	9,703	3.11%	307,460	6,742	2.19%	323,421	7,383	2.28%
FHLB and other borrowings	42,983	2,226	5.18%	51,230	2,337	4.56%	59,349	2,433	4.10%

Total interest bearing liabilities	626,217	$15,416	2.46%	620,949	$11,376	1.83%	618,278	$11,972	1.94%

Non-interest bearing demand deposits	81,454			76,391			73,319
Other liabilities	4,844			4,322			5,494

Total non-interest bearing liabilities	86,298			80,713			78,813

Total liabilities	712,515			701,662			697,091

Stockholders’ equity	80,124			73,258			72,244

Total liabilities and stockholders’ equity	$792,639			$774,920			$769,335

Net interest income		$26,607			$25,493			$26,827
Net yield on interest earning assets			3.64%			3.54%			3.79%

(1)	Average balances include non-accruing loans of approximately $815,000, $2,121,000 and $2,204,000 in 2005, 2004 and 2003, respectively.
(2)	Certain amounts in 2003 have been reclassified from prior presentations for comparative purposes.

The table above sets forth certain information relating to BancTrust’s average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost on liabilities for the years indicated. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the years indicated.

2005 versus 2004. Interest income totaled $42,023,000 in 2005, compared to $36,869,000. Both average earning assets and the average annual yields earned on them increased in 2005, compared to 2004. Average interest earning assets in 2005 totaled $730,099,000 and yielded 5.76%. In 2004, average interest earning assets totaled $720,754,000 and yielded 5.12%.

BancTrust’s loan portfolio typically produces the bulk of total interest income in any given period. In 2005, interest and fees on loans totaled $32,140,000 and in 2004, totaled $28,029,000. This increase in total interest income between the two periods was attributed to increases in both the average volume of the loan portfolio as well as the average annual yield earned on it. The average volume of BancTrust’s loan portfolio in 2005 totaled $460,214,000 compared to $444,364,000 in 2004. The average annual yield earned on the loan portfolio in 2005 was 6.98% compared to 6.31% in 2004. Overall increases in market interest rates during 2005 contributed to the higher average loan portfolio yield, while increased loan demand contributed to higher average loan volumes.

BancTrust’s investment securities portfolio earned interest and dividend income in 2005 of $8,843,000 compared to $8,203,000 in 2004. Increases in both the average balance of the investment securities portfolio and the average annual yield earned on it contributed to this increase. In 2005, the investment securities portfolio earned an average annual yield of 3.69% on average volume of $239,886,000, compared to a 3.47% yield on average volume of $236,519,000 in 2004. Increases in market interest rates contributed to the higher average yield, while deposit increases along with decreases in federal funds sold and interest earning deposits in banks (“cash equivalent investments”) contributed to higher average volumes.

Interest income earned on cash equivalent investments increased to $1,040,000 in 2005 from $628,000 in 2004. The average annual yield on theses assets increased to 3.47% in 2005 on average volume of $29,999,000. In 2004, these assets earned an average annual yield of 1.58% on average volume of $39,719,000. Short term market interest rates increased with greater magnitude in 2005 than did intermediate and longer term interest rates, thereby accounting for the significant increase in the average annual yield earned by BancTrut on its cash equivalent investments. Generally, published federal funds interest rates represent the lowest rate at which a financial institution can invest available funds at any given point in time.

Total interest expense in 2005 was $15,416,000 compared to $11,376,000 in 2004. This increase was accounted for in both higher average interest bearing liability volumes and the average rate of interest paid on those liabilities. In 2005, BancTrust paid an average annual rate of 2.46% on its interest bearing liabilities compared to 1.83% in 2004. In 2005, the average volume of interest bearing liabilities increased to $626,217,000 from $620,949,000 in 2004.

Interest paid on interest bearing deposits increased in 2005 to $13,190,000 from $9,039,000 in 2004. Increases in both the average annual rate of interest paid and average volume of these deposits accounted for this increase between the two periods. BancTrust paid an average annual rate of interest on these deposits of 2.26% in 2005, compared to 1.46% in 2004. The average volume of interest bearing deposits in 2005 was $583,234,000 compared to $569,719,000 in 2004. As market rates of interest increased in 2005, BancTrust increased the various rates of interest it was willing to pay for many of its interest bearing deposit account products, thereby accounting for the aforementioned increase in the average rate of interest paid on interest bearing deposit accounts. BancTrust’s continued emphasis on deposit growth (see “Deposits”) contributed to the increase in the average volume of interest bearing deposits between 2005 and 2004.

Interest expense on borrowed funds (primarily FHLB borrowings) declined slightly in 2005 to $2,226,000 compared to $2,337,000 in 2004. BancTrust paid an average rate of interest on borrowed funds of 5.18% in 2005 and 4.56% in 2004. The average balance of borrowed funds in 2005 was $42,983,000 and $51,230,000 in 2004. As market interest rates increased in 2005, so to did the rate of interest BancTrust paid on adjustable rate components of its borrowed funds, thereby contributing to the increase in borrowed funds cost.

Net interest income in 2005 totaled $26,607,000 compared to $25,493,000 in 2004. Net interest margin, which is net interest income expressed as a percentage of average earning assets was 3.64% and 3.54% in 2005 and 2004 respectively. The primary reason that BancTrust’s net interest margin improved in 2005 was the aforementioned Increases in market interest rates. The redeployment of funds from the lower yielding investment securities and cash equivalent investment portfolios into the higher yielding loan portfolio contributed to the improvement as well.

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

BancTrust’s investment securities portfolio earned interest and dividend income in 2004 of $8,212,000 compared to $6,208,000 in 2003. Increases in both the average balance of the investment securities portfolio and the average annual yield earned on it contributed to this increase. In 2004, the investment securities portfolio earned an average annual yield of 3.47% on an average balance of $236,671,000, compared to an average annual yield of 3.35% on an average balance of $185,362,000 in 2003. In 2004, BancTrust set about to increase the average yield on its investment securities portfolio by purchasing securities with longer maturities relative to securities historically held in the portfolio. Increases in deposits combined with decreases in loans contributed to the higher average balance of the investment securities portfolio.

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

Provision for Loan Losses

2005 versus 2004. Provision for loan losses typically represents increases to the allowance for loan losses in the form of charges against income. Consequently, provision for loan losses typically has the effect of reducing income. As in 2004, such was not the case in 2005. In 2005, BancTrust’s provision for loan losses was ($675,000), compared to ($149,000) in 2004, each having an increasing effect on income within their respective periods. Routine and periodic reviews of the loan portfolio during 2005 indicated that reductions in the allowance for loan losses were necessary in order to accurately reflect general and specific risks within the loan portfolio (see “Allowance for Loan Losses” and “Critical Accounting Policies”), thereby contributing to the aforementioned reduction in provision for loan losses.

2004 versus 2003. When management determines that increases in the allowance for loan losses are necessary, such increases are realized through charges against income in the form of provision for loan losses (see - “Allowance for Loan Losses”). Provision for loan losses typically represents increases to the allowance for loan losses in the form of charges against income. Consequently, provision for loan losses typically has the effect of reducing income. However, such was not the case in 2004. In 2004, BancTrust’s provision for loan losses was ($149,000), having an increasing effect on income, compared to $5,706,000 in 2003, which had a decreasing effect on income. In June 2004, BancTrust eliminated specific loan loss allowance reserves associate with a large commercial real estate loan that was sold. These reserves were eliminated via a negative charge to provision for loan losses in the amount of $761,000. Additionally, periodic reviews of the allowance for loan losses did not indicate that additions to the allowance were necessary during the remainder of 2004, thereby further contributing to the aforementioned reduction in provision for loan losses. BancTrust attributes the lack of need to increase the allowance for loan losses in 2004 to ongoing efforts in the areas of credit review and underwriting, as well as to diminishing loan volumes (see “Allowance for Loan Losses”).

Noninterest Income

BancTrust realizes income from sources other than interest earned on loans and securities. Non-loan related fees and other noninterest income is seen by management as being a major source of earnings for BancTrust. BancTrust’s primary sources of noninterest income are deposit service charges, fee-based trust services, brokerage income, credit life commissions, and its insurance subsidiary. Through the development of new services and the continued evaluation of existing fee structures, management intends to enhance the contribution of fee and other noninterest income to future earnings.

2005 versus 2004. Deposits service charges are the largest component of noninterest income for BancTrust. In 2005, deposit service charges increased to $5,337,000 from $4,749,000 in 2004. Increases in fee eligible activities among deposit customers attributed to the increase.

Other noninterest income increased to $2,786,000 in 2005 from $2,568,000 in 2004. Increases in service fees related to the issuance of letters of credit, point of sale checking account cards and cash services contributed to the increase in other noninterest income.

Net securities gains decreased in 2005 to $14,000 from $725,000 in 2004. Trading within the investment securities portfolio was minimal in 2005, which contributed significantly to the reduction in net securities gains. Also, as market interest rates increased during 2005, market values of fixed rate debt securities declined, thereby reducing the amount of gains to be realized when these types are securities were sold. Trust department income increased slightly in 2005 to $900,000 from $891,000 in 2004.

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

Noninterest Expense

Primary examples of noninterest expense include, but are not limited to: employee salaries and benefits, premises and equipment, outside services, data processing and security. Management is firmly committed to controlling noninterest expenses, and is constantly seeking and evaluating techniques and courses of action that could serve to reduce them, while maintaining its ability to provide quality service to its customer base, as well as operational integrity.

2005 versus 2004. Noninterest expense totaled $27,185,000 in 2005 and $26,563,000 in 2004. Personnel and premises expenses associated with market expansions were the primary factors in this increase.

Salaries and wages in 2005 totaled $12,372,000 compared to $11,839,000 in 2004. This increase was primarily due to personnel additions as BancTrust expanded its lending presence in several of its key markets during 2005. Pensions and other benefits expenses increased to $2,374,000 in 2005 from $2,050,000 in 2004. The majority of this increase was accounted for in health insurance costs due to an increase in the number of covered employees as well as increases in premiums charged by the insurer.

Occupancy and equipment expenses increased to $5,137,000 in 2005 from $4,865,000 in 2004. Premises and equipment expenses associated with expansion efforts as well as BancTrust’s newly renovated operations center which was placed into service in the first quarter of 2005, accounted for the majority of this increase in occupancy and equipment expenses.

Other noninterest expenses totaled $7,302,000 and $7,809,000 in 2005 and 2004 respectively. The primary reason for this decline was that in 2004, BancTrust realized a loss on $551,000 on the sale of a commercial real estate loan. No such losses were realized in 2004.

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

Income Taxes

BancTrust participates in several low-income housing projects, which provide tax credits, and invests in certain nontaxable obligations of states and political subdivisions, thus reducing its effective tax rate. Also, BancTrust owns life insurance policies on certain employees, the earnings of which are not taxable, thus further reducing its effective tax rate. See Note 11 to Consolidated Financial Statements incorporated in Item 15.-”Exhibits and Financial Statement Schedules”.

2005 versus 2004. Before the provision for income taxes, net income totaled $9,136,000 in 2005 and $8,013,000 in 2004. Provision for income taxes totaled $2,599,000 and $1,971,000 in 2005 and 2004 respectively. The effective income tax rate in 2005 was 28.5% and in 2004 was 24.6%. BancTrust made certain adjustments to its deferred income tax assets and liabilities in 2004 that were not necessary in 2005, and thereby accounted for the majority of the increase in the effective tax rate for 2005.

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

Interest Rate Risk

The profitability of most financial institutions, including BancTrust, is greatly dependent on net interest income. Given this, management believes changes in interest rates impact BancTrust’s profitability to a greater extent than the effects of general inflation levels. Interest rates do not always move with the same magnitude, or in the same direction as inflation. When interest-earning assets are repricing to market interest rate levels at a different pace than interest-bearing liabilities, net interest income is affected either positively or negatively, depending on the direction market rates are moving. When interest rates are volatile, liquidity and maturity of BancTrust’s assets and liabilities is crucial in maintaining desired performance levels. Interest rates are highly sensitive to many factors, including Federal Reserve monetary policies and domestic and international political conditions such as inflation, recession, unemployment, money supply and government borrowing. Other factors that are beyond management’s control may also affect interest rates. Management is unable to predict the future of interest rate movements; therefore, management attempts to strike a relative balance between rate sensitive assets and liabilities. This strategy is designed to protect BancTrust’s profitability and its economic value of equity against radical shifts in interest rate levels. Management believes the current relationship between rate sensitive assets and rate sensitive liabilities is adequately matched, indicating an acceptable exposure to interest-rate risk. BancTrust maintains policy limitations and guidelines with regard to the relationship between rate sensitive assets and liabilities. The table below presents a quantitative expression of interest-rate risk.

On December 31, 2005, BancTrust had a positive cumulative one-year gap position of $72,169,000, indicating that while $411,340,000 in assets could reprice during 2006, $339,171,000 in liabilities could reprice in the same time frame. The above table reflects a positive cumulative gap position in all maturity classifications. A positive cumulative gap position implies that interest earning assets (loans and securities) will reprice at a faster pace than interest-bearing liabilities (deposits and debt). In a rising rate environment, this position will generally have a positive effect on earnings, while in a falling rate environment this position will generally have a negative effect on earnings. Other factors, however, including the speed at which assets and liabilities reprice in response to changes in market rates, as well as competitive factors, can influence the overall impact that changes in interest rates have on net income. The actual interest rate sensitivity of BancTrust’s assets and liabilities could vary significantly from the information set forth in the above table due to market conditions and other factors.

The process of measuring, compiling and analyzing the maturity and repricing dynamics of interest sensitive assets and liabilities is referred to as, “asset liability management” (“ALM”). BancTrust has established an ALCO (see – “Liquidity”), consisting of the Chief Executive Officer, Chief Financial Officer, Risk Management Officer, Senior Lender, Chief Investment Officer, Retail Division Manager, Senior Credit Officer and the Principal Accounting Officer. The ALCO is responsible for ensuring that the relationship of interest sensitive assets and liabilities, as defined by their respective maturity and repricing characteristics, does not become so mismatched as to expose BancTrust to unacceptable levels of risk in the areas of equity capital valuation, earnings or liquidity. ALCO achieves its objectives via regular meetings where various data relating to specific liquidity and interest rate issues are presented and discussed. At least quarterly, ALCO utilizes an interest rate risk computer model which compiles the detailed repricing and maturity characteristics of BancTrust’s interest sensitive instruments (both assets and liabilities), and produces various reports and supporting detail, which indicate BancTrust’s overall interest rate risk exposure.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7.-”Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and related notes thereto, along with related financial schedules as listed in Item 15.-”Exhibits and Financial Statement Schedules” have been included in this report, and should be referred to in their entirety. The table below sets forth certain quarterly supplementary financial information.

SELECTED QUARTERLY FINANCIAL DATA 2005 - 2004

(Dollars in thousands, except for per share amounts)

	2005				2004
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Net interest income	$6,731	$6,811	$6,626	$6,439	$6,437	$6,213	$6,372	$6,472
Provision for loan losses	(193)	(26)	(143)	(313)	—	—	(575)	426
Income before income tax	2,263	2,650	2,223	2,000	1,916	2,045	2,027	2,025
Provision for income tax	822	600	612	565	544	272	588	567
Net income	1,441	2,050	1,611	1,435	1,372	1,773	1,439	1,458
Net income per share (basic)	$0.25	$0.35	$0.27	$0.26	$0.24	$0.32	$0.26	$0.26
Net income per share (diluted)	$0.24	$0.35	$0.27	$0.26	$0.24	$0.32	$0.26	$0.26
Cash dividends declared per share	0.11	0.11	0.11	0.11	0.11	0.11	0.11	0.11

Total Assets	$811,773	$806,999	$781,485	$775,901	$792,249	$779,266	$762,416	$781,168

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 30, 2004, BancTrust dismissed its independent registered public accounting firm, PricewaterhouseCoopers LLP (“Pricewaterhouse”), and appointed Mauldin & Jenkins LLC as its new independent registered public accounting firm. This determination followed the Audit Committee’s decision to seek proposals from independent accountants to audit BancTrust’s financial statements for the fiscal year ended December 31, 2004. The decision not to renew the engagement of Pricewaterhouse and to retain Mauldin & Jenkins was approved by the Audit Committee. Pricewaterhouse’s report on BancTrust’s 2003 financial statements dated February 27, 2004, was issued in conjunction with the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

During BancTrust’s fiscal year ended December 31, 2003, and the subsequent interim period through June 30, 2004, there were no disagreements between BancTrust and Pricewaterhouse on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to Pricewaterhouse’s satisfaction, would have caused Pricewaterhouse to make reference thereto in their reports on the financial statements for such fiscal years.

The audit reports of Pricewaterhouse on the consolidated financial statements of BancTrust and subsidiary for the fiscal year ended December 31, 2003, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle.

During BancTrust’s fiscal year ended December 31, 2003 and through June 30, 2004, there were no reportable events (as defined Regulation S-K Item 304(a)(1)(v)).

BancTrust requested that Pricewaterhouse furnish it with a letter addressed to the SEC stating whether or not it agreed with the above statements. A copy of such letter, dated July 6, 2004, was filed as exhibit to BancTrust’s Current Report on Form 8-K dated June 30, 2004.

During BancTrust’s fiscal year ended December 31, 2003, and the subsequent interim period through June 30, 2004, BancTrust did not consult with Mauldin & Jenkins regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

BancTrust maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decision making regarding required disclosure. The Company, under the supervision and participation of its management, including the Company’s Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by the report pursuant to the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this annual report has been accumulated and communicated to them in a manner appropriate to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2005, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Directors’ Compensation

Effective March 1, 2006, directors of BancTrust and Peoples Bank are paid a retainer of $700 per month for service in both capacities, plus $600 for each board meeting attended and $300 for each committee meeting attended. The Chairman of the Board is paid an additional $1,300 per month retainer. Previously, directors of BancTrust and Peoples Bank were paid a monthly retainer of $500 for service in both capacities, plus $200 for each committee meeting attended. The Chairman of the Board was previously paid an additional $1,500 per month retainer. Directors who are officers of BancTrust or Peoples Bank (i.e., Elam P. Holley, Jr. and Walter A. Parrent) are not entitled to such fees.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of BancTrust is omitted from this Report as BancTrust intends to file a definitive proxy statement not later than 120 days after December 31, 2005, and the information to be included therein is incorporated herein by reference.

Information regarding the executive officers of BancTrust is included under separate caption in Part I of this Form 10-K.

Item 405 of Regulation S-K disclosure is omitted from this Report as BancTrust will file a definitive proxy statement dated not later than 120 days after December 31, 2005, and the Item 405 disclosure to be included therein is incorporated herein by reference.

BancTrust has adopted a code of ethics that applies to all directors and employees, including without exception, the principal executive officer, principal financial officer, principal accounting officer and/or controller, or persons performing similar functions. The code of ethics is attached as Exhibit 14 to this Form 10-K. It is also posted on BancTrust’s internet website, located at http://www.peoplesbt.com. Any waiver or substantive amendments of the Code of Ethics applicable to the Company’s directors and executive officers also will be disclosed on the Company’s website.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is omitted from this Report as BancTrust will file a definitive proxy statement dated not later than 120 days after December 31, 2005 and the information to be included therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is omitted from this Report as BancTrust will file a definitive proxy statement dated not later than 120 after December 31, 2005, and the information to be included therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is omitted from this Report as BancTrust will file a definitive proxy statement dated not later than 120 days after December 31, 2005, and the information to be included therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is omitted from the Report as BancTrust will file a definitive proxy statement dated not later than 120 days after December 31, 2005, and the information to be included therein is incorporated herein by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of BancTrust included herein (beginning on page F-1), are as follows.

	1.	Reports of Independent Registered Public Accounting Firms.

	2.	Consolidated Balance Sheets - December 31, 2005 and 2004.

	3.	Consolidated Statements of Income for the Years Ended December 31, 2005, 2003 and 2003.

	4.	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003.

	5.	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003.

	6.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003.

	7.	Notes to Consolidated Financial Statements.

(a)(2)	All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)	The following exhibits either are filed as part of this Report or are incorporated herein by reference:

Exhibit No. 3. Articles of Incorporation and Bylaws

	(i)	Articles of Incorporation – incorporated herein by reference to Exhibit 3(i) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

	(ii)	Bylaws – incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

Exhibit No. 10.1. Stock Option Plans and Agreement

	(i)	1992 Stock Option Plan - Incorporated herein by reference to Exhibit 10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.

	(ii)	1999 Stock Option Plan – Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-77109).

	(iii)	Stock Option Agreement between the Registrant and Walter A. Parrent – Incorporated herein by reference to the Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, dated September 9, 2005.

Exhibit No. 10.2. Executive Supplemental Retirement Plans

	(i)	Agreement dated July 17, 2001, by and between The Peoples Bank and Trust Company and Richard P. Morthland – Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

Exhibit No. 10.4. Dividend Reinvestment and Stock Purchase Plan – Incorporated herein by reference to registration statement on Form S-3 (File No. 33-60935).

Exhibit No. 10.5. Key Employee Restricted Stock Plan

(i) Key Employee Restricted Stock Plan – Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated September 9, 2005.

(ii) Restricted Stock Agreement between the Registrant and Walter A. Parrent dated September 9, 2005 – Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 9, 2005.

Exhibit No. 10.6. Term Sheet for employment of Walter A. Parrent – Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 9, 2005.

Exhibit No. 10.7. Agreements by and between the Registrant and Endurance Capital Investors, L.P. and Endurance Capital Management Company, L.P.

(i) Stock Purchase Agreement, dated April 6, 2005, with Endurance Capital Investors, L.P. – Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 6, 2005.

(ii) Investor Rights Agreement, dated April 6, 2005, with Endurance Capital Investors, L.P. – Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 6, 2005.

(iii) Consulting Agreement, dated April 6, 2005, with Endurance Capital Management Company, L.P. – Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated April 6, 2005.

(iv) Acquisition Facility Agreement, dated April 6, 2005, with Endurance Capital Investors, L.P. – Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, dated April 6, 2005.

Exhibit No. 14. Code of Ethics – Incorporated herein by reference to Exhibit 14 to the registrant’s annual report on form 10-K for the fiscal year ended December 31, 2003

Exhibit No. 21. Subsidiaries – Incorporated herein by reference to Exhibit 14 to the registrant’s annual report on form 10-K December 31, 2001

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

THE PEOPLES BANCTRUST COMPANY, INC.
(Registrant)

Date: March 30, 2006	By:	/s/ Walter A. Parrent
Walter A. Parrent
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

DATE: SIGNATURE AND TITLE:

/s/ Ted M. Henry	March 30, 2006
Ted M. Henry
Chairman of the Board of Directors

/s/ Walter A. Parrent	March 30, 2006
Walter A. Parrent
President, Chief Executive Officer and Director

/s/ Andrew C. Bearden, Jr.	March 30, 2006
Andrew C. Bearden, Jr.
Executive Vice President and
Chief Financial Officer

/s/ Thomas P. Wilbourne	March 30, 2006
Thomas P. Wilbourne
Vice President and Controller
(Principal Accounting Officer)

/s/ Clyde B. Cox, Jr.	March 30, 2006
Clyde B. Cox, Jr.
Director

/s/ Johnny Crear	March 30, 2006
Johnny Crear
Director

/s/ Harry W. Gamble, Jr.	March 30, 2006
Harry W. Gamble, Jr.
Director

/s/ Elam P. Holley, Jr.	March 30, 2006
Elam P. Holley, Jr.
Director

/s/ Edith M. Jones	March 30, 2006
Edith M. Jones
Director

/s/ D. Joseph McInnes	March 30, 2006
D. Joseph McInnes
Director

/s/ Thomas E. Newton	March 30, 2006
Thomas E. Newton
Director

/s/ David Y. Pearce	March 30, 2006
David Y. Pearce
Director

/s/ Julius E. Talton, Jr.	March 30, 2006
Julius E. Talton, Jr.
Director

/s/ Daniel P. Wilbanks	March 30, 2006
Daniel P. Wilbanks
Director

The Peoples BancTrust Company, Inc. and Subsidiary

Consolidated Financial Statements

As of December 31, 2005 and 2004 and

For Each of the Three Years Ended December 31, 2005, 2004 and 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

To the Board of Directors

The Peoples BancTrust Company, Inc.

Selma, Alabama

We have audited the accompanying consolidated balance sheets of The Peoples BancTrust Company, Inc. and Subsidiary as of December 31, 2005 and 2004 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of The Peoples BancTrust Company, Inc. and Subsidiary for the year ended December 31, 2003 were audited by other auditors, whose report dated February 27, 2004 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Peoples BancTrust Company, Inc. and Subsidiary as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Mauldin & Jenkins, LLC

Birmingham, Alabama

January 27, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors

The Peoples BancTrust Company, Inc.

In our opinion, the consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2003 present fairly, in all material respects, results of operations and cash flows of The Peoples BancTrust Company, Inc. and its subsidiary (the Company) for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama

February 27, 2004

The Peoples BancTrust Company, Inc and Subsidiary

Consolidated Balance Sheets

December 31, 2005 and 2004

	2005	2004
Assets
Cash and due from banks	$34,584,685	$46,176,624
Federal funds sold and resell agreements	14,000,000	17,000,000

Cash and cash equivalents	48,584,685	63,176,624

Available-for-sale securities	226,043,483	253,744,320

Loans, net of unearned income	495,509,202	438,018,731
Allowance for loan losses	(6,654,460)	(9,042,942)

Loans, net	488,854,742	428,975,789

Bank premises and equipment	37,959,775	36,435,545
Less accumulated depreciation	(19,014,170)	(18,069,791)

Bank premises and equipment, net	18,945,605	18,365,754

Other real estate, net	2,746,220	2,005,817
Interest receivable	3,921,347	3,298,296
Intangible assets acquired, net	6,634,209	6,860,794
Deferred income taxes	2,283,470	2,069,831
Income taxes receivable	—	1,263,011
Other assets	13,759,137	12,488,443

Total Assets	$811,772,898	$792,248,678

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand-noninterest bearing	$85,538,199	$78,641,169
Demand-interest bearing	238,009,955	247,507,341
Savings	36,965,168	40,072,920
Time	327,536,059	299,431,549

Total deposits	688,049,381	665,652,979
Other borrowed funds	37,732,458	48,312,571
Interest payable	2,176,197	1,381,269
Income taxes payable	222,702	—
Other liabilities	2,040,768	1,859,370

Total liabilities	730,221,507	717,206,189

Stockholder’s equity:
Common stock	589,532	558,455
Treasury stock	(90,688)	—
Additional paid-in capital	16,586,341	11,406,301
Accumulated other comprehensive (loss) income, net of tax	(3,448,847)	(947,477)
Deferred stock based compensation	(92,250)	—
Retained earnings	68,007,303	64,025,210

Total stockholder’s equity	81,551,391	75,042,489

Total liabilities and stockholder’s equity	$811,772,898	$792,248,678

The accompanying notes are an integral part of these financial statements.

The Peoples BancTrust Company, Inc and Subsidiary

Consolidated Statements of Income

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Interest income:
Interest and fees on loans and bankers acceptances	$32,140,992	$28,028,661	$32,117,459
Interest and dividends on investment securities:
U.S. Government securities	4,382,875	4,325,817	2,811,771

Obligations of state and political subdivisions and industrial development bonds
Nontaxable	0	8,594	63,272
Taxable	0	35,998	85,072
Other securities and interest-bearing deposits	5,122,167	4,314,637	3,477,574
Interest on federal funds sold and resell agreements	377,741	155,507	244,333

Total interest income	42,023,775	36,869,214	38,799,481

Interest expense:
Interest on deposits	13,190,372	9,038,890	9,538,964
Interest on federal funds purchased and other borrowed funds	2,226,049	2,336,630	2,433,227

Total interest expense	15,416,421	11,375,520	11,972,191

Net interest income	26,607,354	25,493,694	26,827,290

(Credit) provision for loan losses	(675,471)	(149,164)	5,705,915

Net interest income after (credit) provision for loan loss	27,282,826	25,642,858	21,121,375

Noninterest income:
Trust department income	900,017	890,621	829,830
Service charges on deposit accounts	5,336,868	4,749,168	5,219,084
Net securities gains	14,193	724,859	1,068,698
Other noninterest income	2,786,781	2,567,997	4,654,829

Total noninterest income	9,037,859	8,932,645	11,772,441

Noninterest expense:
Salaries and wages	12,371,562	11,838,559	11,461,721
Pensions and other employee benefits	2,373,977	2,049,789	2,018,049
Occupancy and equipment expenses	5,137,987	4,865,438	5,091,275
Other noninterest expenses	7,301,540	7,808,744	7,020,552

Total noninterest expense	27,185,066	26,562,530	25,591,597

Income before provision for income taxes	9,135,619	8,012,973	7,302,219

Provision for income taxes	2,598,853	1,970,877	1,964,700

Net income	$6,536,766	$6,042,096	$5,337,519

Earnings per share
Basic net income per share	$1.13	$1.08	$0.96

Diluted net income per share	$1.12	$1.08	$0.96

Basic weighted average number of shares outstanding	5,805,644	5,574,190	5,562,867

Diluted weighted average number of shares outstanding	5,832,284	5,593,040	5,587,802

The accompanying notes are an integral part of these financial statements.

The Peoples BancTrust Company, Inc and Subsidiary

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Net income	$6,536,766	$6,042,096	$5,337,519
Other comprehensive income:

Unrealized losses on securities available for sale during the period	(3,949,943)	(1,796,244)	(979,357)
Less: reclassification adjustment for net gains included in net income	14,193	724,859	1,068,698

Other comprehensive loss	(3,964,135)	(2,521,103)	(2,048,055)
Income tax benefit related to items of other comprehensive loss	1,462,765	930,287	755,732

Other comprehensive loss, net of tax	(2,501,370)	(1,590,816)	(1,292,323)

Comprehensive income, net of tax	$4,035,396	$4,451,280	$4,045,196

The accompanying notes are an integral part of these financial statements.

The Peoples BancTrust Company, Inc and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2005, 2004 and 2003

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss) net of Tax	Deferred Stock Based Compensation	Retained Earnings	Total
Balance December 31, 2002	$556,280	$—	$11,145,133	$1,935,662	$—	$57,544,303	$71,181,378
Net income						5,337,519	5,337,519
Cash dividends declared ($.44 per share)						(2,447,633)	(2,447,633)
Common stock issued (9,240 shares)	924						924
Common stock retired (7,260 shares)	(726)						(726)
Net impact of common stock tendered for common stock options exercised and common stock purchased through the dividend reinvestment plan			(195)				(195)
Change in accumulated other comprehensive income, net of tax				(1,292,323)			(1,292,323)

Balance December 31, 2003	$556,478	$—	$11,144,938	$643,339	$—	$60,434,189	$72,778,944

Net income						6,042,096	6,042,096
Cash dividends declared ($.44 per share)						(2,451,075)	(2,451,075)
Common stock issued (24,184 shares)	2,418						2,418
Common stock retired (4,416 shares)	(441)						(441)
Net impact of common stock tendered for common stock options exercised and common stock purchased through the dividend reinvestment plan			261,363				261,363
Change in accumulated other comprehensive income, net of tax				(1,590,816)			(1,590,816)

Balance December 31, 2004	$558,456	$—	$11,406,301	$(947,477)	$—	$64,025,210	$75,042,490

Net income						6,536,766	6,536,766
Cash dividends declared ($.44 per share)						(2,554,674)	(2,554,674)
Common stock issued (313,986 shares)	31,398						31,398
Common stock retired (3,217 shares)	(322)						(322)
Treasury stock purchased (5,700 shares)		(90,688)					(90,688)
Net impact of common stock sold, common stock tendered for common stock options exercised and common stock purchased through the dividend reinvestment plan			5,180,040				5,180,040
Net impact of restricted common stock issued (6,000 shares)					(92,250)		(92,250)
Change in accumulated other comprehensive income, net of tax				(2,501,370)			(2,501,370)

Balance December 31, 2005	$589,532	$(90,688)	$16,586,341	$(3,448,847)	$(92,250)	$68,007,303	$81,551,391

The accompanying notes are an integral part of these financial statements.

The Peoples BancTrust Company, Inc and Subsidiary

Consolidated Statements of Cash Flows

December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities
Net income	$6,536,766	$6,042,096	$5,337,519

Adjustments to reconcile net income to cash provided by operating activities
(Credit) provision for loan losses	(675,471)	(149,164)	5,705,915
Depreciation, amortization and accretion	2,639,707	2,638,544	3,324,925
Increase (decrease) in the unearned discount	148,715	39,634	(224,398)
Deferred income taxes, net	1,249,128	1,095,364	(470,161)
(Gain) loss on sales of OREO	(6,139)	225,250	(1,258,820)
Gain on sales of securities	(14,193)	(724,859)	(1,068,698)
Write down of other real estate and equipment	248,988	36,475	37,001
Decrease (increase) in assets
Interest receivable	(623,051)	163,301	647,646
Income taxes receivable	1,263,011	(1,177,632)	—
Other assets	1,087,987	(995,421)	3,223,456
(Decrease) increase in other liabilities
Interest payable	794,928	(132,900)	(409,919)
Minimum required contributions to defined benefits pension plan	(336,208)	(1,008,624)	(963,993)
Income taxes payable	222,702	(830,661)	413,478
Other liabilities	181,398	(2,438,104)	1,434,357

Net cash provided by operating activities	12,718,268	2,783,299	15,728,308

Cash flows from investing activities
Proceeds from sales of available for sales securities	2,757,252	84,010,036	78,170,073
Proceeds from maturities and calls of available for sale securities	28,223,125	73,210,590	82,307,067
Purchases of available for sale securities	(7,509,252)	(187,985,554)	(223,879,206)
Net increase decrease in loans	(60,889,106)	23,615,040	32,032,718
Excess contributions to defined benefits pension plan	(2,000,000)	(2,000,000)	—
Purchases of bank premises and equipment	(3,519,116)	(3,646,794)	(4,006,231)
Proceeds from sales of other real estate and equipment	1,337,111	2,404,572	8,023,748

Net cash used in investing activities	(41,599,986)	(10,392,110)	(27,351,831)

Cash flows from financing activities
Net increase in deposits	22,396,402	21,896,267	46,784,929
(Decrease) increase in borrowings	(10,580,113)	(8,377,925)	(10,787,487)
Proceeds from issuance of common stock	4,919,467	37,661	—
Purchase of treasury stock	(90,688)	—	—
Dividends paid	(2,355,290)	(2,251,762)	(2,475,333)

Net cash provided by financing activities	14,289,778	11,304,241	33,522,109

(Decrease) increase in cash and cash equivalents	(14,591,940)	3,695,430	21,898,586

Cash and cash equivalents
Beginning of year	63,176,624	59,481,194	37,582,608

End of year	$48,584,685	$63,176,624	$59,481,194

Supplemental disclosure of cash flow information
Cash paid (received) during the year for
Interest	$14,621,492	$11,508,420	$11,562,272

Income taxes	$(135,988)	$1,519,000	$1,855,000

Non-cash investing activities
Transfer of loans to other real estate	$1,536,909	$2,293,004	$2,077,114

Transfer of premises to other real estate	$600,837	$—	$—

The accompanying notes are an integral part of these financial statements.

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

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

Nature of Operations

The Company operates as a single-segment retail banking enterprise with twenty-three offices in rural and suburban communities in central Alabama. The Company’s primary source of revenue is providing loans to customers, who are predominately small and middle-market businesses and middle-income individuals.

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

At December 31, 2005 and 2004, the Company classified all securities as available-for-sale as part of an asset and liability strategy to maximize the flexibility of its investment portfolio.

Realized and unrealized gains and losses are based on the specific identification method.

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

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

Allowance for Loan Losses

The allowance for loan losses is established through charges or credits to earnings in the form of a provision (credit) for loan losses. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are included in the provision for loan losses. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

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

At December 31, 2005 and 2004, the recorded investment in loans for which impairment has been recognized totaled approximately $7,487,000 and $6,587,000, respectively. These loans had a corresponding valuation allowance of approximately $786,000 at December 31, 2005 and $557,000 at December 31, 2004. The impaired loans were measured for impairment using the fair value of the collateral, as substantially all of these loans were collateral dependent. The average recorded investment in impaired loans during 2005 and 2004 was approximately $7,137,000 and $10,144,000, respectively. The Company recognized approximately $594,000, $793,000 and $554,000 of interest on impaired loans during 2005, 2004 and 2003, respectively.

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

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

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. On January 1, 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142, goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but instead are tested for impairment as of the date of adoption and at least annually. Intangible assets that have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. All of the Company’s other intangible assets have finite lives and are amortized on an accelerated basis over a period of no more than ten years. Prior to the adoption of SFAS 142, the Company’s goodwill was amortized over a period of 25 years using the straight-line method. Note 7 includes a summary of the Company’s goodwill and other intangible assets as well as further detail about the impact of the adoption of SFAS 142.

Income Taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and dilutive potential common shares. Potential common shares consist of stock options, and are determined using the treasury stock method.

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

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

In 2005 the Company awarded 6,000 shares of restricted common stock. On September 9th in each of 2006, 2007 and 2008, restrictions will expire with respect to one third of the total shares awarded. The restricted shares have been recorded as deferred compensation, reducing stockholders’ equity, and will be expensed over the vesting period. Also in 2005, the Company granted options on 50,000 shares of its common stock. These options were awarded in a single grant on September 9, 2005. The aggregate fair market value of the options on the grant date was approximately $147,000. The options will vest ratably with regard to one third of the 50,000 shares on each September 9, 2006, 2007 and 2008. Also, one third of the $147,000 aggregate fair market value of the options will be expensed on each September 9, 2006, 2007 and 2008.

The Company’s actual and pro forma information follows:

	Year Ended December 31,
	2005	2004	2003
Net income
As reported	$6,536,766	$6,042,096	$5,337,519
Deducts:

Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	—	(52,634)	(141,532)

Pro forma net income	$6,536,766	$5,989,462	$5,195,987

Basic earnings per share
As reported	$1.13	$1.08	$0.96
Pro forma	$1.13	$1.07	$0.93

Diluted earnings per share
As reported	$1.12	$1.08	$0.96
Pro forma	$1.12	$1.07	$0.93

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The following table sets forth weighted-average assumptions used for stock options granted in 2005 and 2003. There were no stock options granted in 2004.

	2005	2004	2003
Weighted average fair value	$2.94	na	$6.78
Dividend yield	2.59%	na	2.75%
Expected volatility	22.59%	na	41.32%
Risk free interest rate	4.56%	na	3.55%
Expected life (yrs)	4.00	na	6.45

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

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

Derivative instruments that are used as part of the Company’s interest-rate risk-management strategy consist primarily of interest-rate swaps and interest rate floors or caps. Interest-rate swaps generally involve the exchange of fixed-rate and variable-rate interest payments between two parties, based on a notional principal amount, interest rate index and maturity date.

Interest rate floors and caps are designed to generate cash flow to the Company in the event that a specific interest rate index decreases or increases (decreases in the case of floors and increases in the case of caps) beyond a predetermined level. If during the contractual life of the derivative agreement, the market interest rate for the stated index migrates above its predetermined level for caps or below its predetermined level for floors, the Company is paid the difference between the predetermined interest rate and the then current market interest rate for the stated index applied to the stated notional principal amount.

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

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 123 (revised 2005), Share-Based Payment (“FAS 123(R)” or the “Statement”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance.

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

The Company is required to apply FAS 123(R) as of the beginning of its first interim period that begins after December 15, 2005, which will be the quarter ending March 31, 2006.

FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of FAS 123(R). Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123. The Company will adopt the modified prospective transition method. The provisions of this statement are not expected to have a material impact on results of operations, financial position, or liquidity of the Company.

2.	Restricted Cash Balances

Aggregate reserves in the form of deposits with the Federal Reserve Bank of approximately $18,108,000 and $13,061,000 were maintained to satisfy federal regulatory requirements at December 31, 2005 and 2004, respectively.

3.	Capital and Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.10 per share, which have been designated as Non-cumulative Non-voting Directors’ Preferred Stock, Series A. No preferred stock was outstanding at either December 31, 2005 or 2004.

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

4.	Securities

The amortized cost and approximate market values of available-for-sale securities at December 31, 2005 and 2004 are as follows:

	2005
Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. Treasury Securities	$13,958,288	$—	$(291,099)	$13,667,189
Obligations of other U.S. government agencies and corporations	114,969,313	340	(2,658,918)	112,310,735
Obligations of state and political subdivisions	—	—	—	—
Mortgage backed securities	93,654,751	—	(2,742,880)	90,911,871
Corporate and other securities	8,934,008	244,751	(25,071)	9,153,688

	$231,516,360	$245,091	$(5,717,968)	$226,043,483

	2004
Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. Treasury Securities	$13,960,608	$—	$(210,918)	$13,749,690
Obligations of other U.S. government agencies and corporations	113,963,507	3,824	(894,778)	113,072,553
Obligations of state and political subdivisions	—	—	—	—
Mortgage backed securities	117,628,661	215,664	(876,724)	116,967,601
Corporate and other securities	9,700,285	258,760	(4,569)	9,954,476

	$255,253,061	$478,248	$(1,986,989)	$253,744,320

Included within corporate and other securities are $756,491 and $765,085 in marketable equity securities at December 31, 2005 and 2004, respectively. Also included within corporate and other securities are $3,299,100 and $3,646,800 of Federal Home Loan Bank stock at December 31, 2005 and 2004, respectively, and $591,712 and $574,131 of Federal Reserve Bank stock at December 31, 2005 and 2004 respectively.

The amortized cost and approximate market value of available-for-sale securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities for mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, these securities and equity securities are not categorized by maturity class.

	Available-for-sale Securities
	Cost	Market Value
Due in one year or less	$19,021,781	$18,827,762
Due after one year through five years	107,911,801	105,251,780
Due after five years through ten years	2,993,843	2,873,136
Mortgage backed securities	93,654,754	90,911,871
Equity securities	7,934,181	8,178,934

	$231,516,360	$226,043,483

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

The following table reflects BancTrust’s investments’ gross unrealized losses and market value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004.

	2005
	Less Than 12 Months		12 Months or More
Type	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Treasury Securities	$—	$—	$13,667,190	$(291,098)
Obligations of other U.S. government agencies and corporations	17,683,176	(274,197)	93,619,921	(2,384,722)
Obligations of state and political subdivisions	—	—	—	—
Mortgage backed securities	26,063,430	(515,387)	64,848,442	(2,227,493)
Corporate and other securities	—	—	974,754	(25,071)

Total temporarily impaired securities	$43,746,606	$(789,584)	$173,110,307	$(4,928,384)

	Total
	Market Value	Unrealized Losses
U.S. Treasury Securities	$13,667,190	$(291,098)
Obligations of other U.S. government agencies and corporations	111,303,097	(2,658,919)
Obligations of state and political subdivisions	—	—
Mortgage backed securities	90,911,872	(2,742,880)
Corporate and other securities	974,754	(25,071)

Total temporarily impaired securities	$216,856,913	$(5,717,968)

	2004
	Less Than 12 Months		12 Months or More
Type	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Treasury Securities	$13,749,690	$(210,918)	$—	$—
Obligations of other U.S. government agencies and corporations	96,176,102	(822,780)	4,926,639	(71,998)
Obligations of state and political subdivisions	—	—	—	—
Mortgage backed securities	77,637,353	(732,645)	5,972,983	(144,079)
Corporate and other securities	995,163	(4,569)	—	—

Total temporarily impaired securities	$188,558,308	$(1,770,912)	$10,899,622	$(216,077)

	Total
	Market Value	Unrealized Losses
U.S. Treasury Securities	$13,749,690	$(210,918)
Obligations of other U.S. government agencies and corporations	101,102,741	(894,778)
Obligations of state and political subdivisions	—	—
Mortgage backed securities	83,610,336	(876,724)
Corporate and other securities	995,163	(4,569)

Total temporarily impaired securities	$199,457,930	$(1,986,989)

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

The above securities consist of government agency debentures and mortgage-backed securities. Because of the creditworthiness of the issuers and because the future direction of interest rates is unknown, the impairments are deemed to be temporary.

Gross gains of $14,193, $809,537, and $1,207,961 for 2005, 2004 and 2003, respectively were realized on the sales of debt securities. Gross losses of $84,678, and $139,263 were realized on the sales of debt securities for 2004 and 2003, respectively.

Securities with a carrying value of approximately $149,148,000 and $131,974,000 were pledged as collateral for public funds deposits and repurchase agreements at December 31, 2005 and 2004, respectively.

5.	Loans

The major categories of loans at December 31, 2005 and 2004 are as follows:

	2005	2004
Commercial and Industrial	$87,338,864	$83,314,433
Real estate mortgage	362,837,624	307,363,138
Personal	45,195,548	46,693,158
Overdrafts and credit line	1,018,960	1,381,081

	496,390,996	438,751,810

Less:
Unearned discount	881,794	733,079
Allowance for loan losses	6,654,460	9,042,942

	$488,854,742	$428,975,789

The Bank’s lending is concentrated throughout Dallas, Autauga, Butler, Bibb, Elmore, Shelby, Lee, Jefferson, Tuscaloosa and Montgomery counties in Alabama; the repayment of these loans is, in part, dependent on the economic conditions in these areas of the state. Management does not believe the loan portfolio contains concentrations of credit risk either geographically, or by borrower, which would expose the Bank to unacceptable amounts of risk. The above loans included agricultural loans totaling approximately $3,031,000 and $3,093,000 for 2005 and 2004, respectively. Management continually evaluates the potential risk in this segment of the portfolio in determining the adequacy of the allowance for possible loan losses.

The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, residential real estate and income-producing commercial properties. No additional credit risk exposure relating to outstanding loan balances exists beyond the amounts shown in the consolidated balance sheets as of December 31, 2005 and 2004.

Loans on which the accrual of interest has been discontinued amounted to approximately $815,000, $2,121,000, and $2,204,000 for 2005, 2004, and 2003, respectively. Had these loans had been current throughout their terms, interest income would have increased approximately $62,000, $119,000, and $272,000 in 2005, 2004, and 2003, respectively.

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

Changes in the allowance for loan losses were as follows:

	2005	2004	2003
Balance, beginning of year	$9,042,942	$11,994,862	$10,256,805
(Credit) provision charged to operations	(675,471)	(149,164)	5,705,915
Loan charged off	(3,102,353)	(4,409,406)	(5,543,615)
Recoveries	1,389,342	1,606,650	1,575,757

Balance, end of year	$6,654,460	$9,042,942	$11,994,862

6.	Bank Premises and Equipment

Bank premises and equipment and accumulated depreciation at December 31, 2005 and 2004 are summarized as follows:

	2005	2004
Buildings	$16,357,246	$16,330,606
Furniture and equipment	15,375,885	14,195,757
Land improvements	573,719	581,723
Construction in progress	1,910,540	1,327,016

	34,217,390	32,435,102
Less accumulated depreciation	19,014,170	18,069,791

	15,203,220	14,365,311
Land	3,742,385	4,000,443

	$18,945,605	$18,365,754

BancTrust estimates that it will spend approximately $2,112,000 to complete construction in progress projects.

Depreciation expense on premises and equipment totaled $2,133,354 in 2005, $2,277,564 in 2004 and $2,510,621 in 2003.

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

7.	Goodwill and Other Intangible Assets

The Company has amortizable finite-lived intangible assets capitalized on its balance sheet in the form of core deposits and other intangibles. Intangible assets (including goodwill) at December 31, 2005 and 2004 are as follows:

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired intangible assets:
Core deposits	$2,871,712	$2,450,517	$421,195
Other	212,804	203,013	9,791

Total acquired intangible assets	$3,084,516	$2,653,530	$430,986

Non-amortizing goodwill:	$8,136,833	$1,933,610	$6,203,223

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired intangible assets:
Core deposits	$2,871,712	$2,254,475	$617,237
Other	212,804	172,470	40,334

Total acquired intangible assets	$3,084,516	$2,426,945	$657,571

Non-amortizing goodwill:	$8,136,833	$1,933,610	$6,203,223

Amortization expense on finite-lived intangible assets totaled approximately $227,000 for each of 2005 and 2004, and $281,000 for 2003. Aggregate amortization expense of currently recorded core deposits and other intangibles is expected to be as follows through December 31, 2008:

	Core Deposits	Acquisition Costs	Total
2006	$196,042	$9,791	$205,833
2007	196,042	—	196,042
2008	29,111	—	29,111

Total	$421,195	$9,791	$430,986

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

8.	Derivatives

During 2003, the Company entered into an interest rate swap in an effort to mitigate exposure to fluctuations in the fair market value of a fixed rate borrowing. Pursuant to the agreement, the Company received payments from its counterparty for interest it was being charged on a $12,000,000 loan from the Federal Home Loan Bank of Atlanta (FHLB), which bore an interest rate of 6.85 percent. In turn, on a specified day each calendar quarter, the Company paid its counterparty an amount equal to the one month London Inter-Bank Offering Rate (LIBOR) plus 2.61 percent.

As allowed by SFAS 133, the interest rate swap qualified for treatment under the short-cut method of accounting; therefore, fluctuations in the fair value of the interest rate swap were fully offset by fluctuations in the fair value of the underlying debt, and had no effect on the results of operations of the Company. The interest rate swap terminated on June 13, 2005 when the underlying debt instrument matured and was repaid.

December 31, 2004
Derivative Type	Notional Amount	Fair Value	Liability Hedged
Interest rate swap	$12,000,000	$94,463	Fixed Rate FHLB borrowing

9.	Deposits

Time deposits of less than $100,000 totaled $182,090,925 at December 31, 2005, while time deposits of $100,000 or more totaled $145,445,135. At December 31, 2004, time deposits of less than $100,000 totaled $171,411,236, while time deposits of $100,000 or more totaled $128,020,313. The scheduled maturities of time deposits at December 31, 2005 were as follows:

2005
2006	$228,478,125
2007	43,770,535
2008	21,594,864
2009	2,701,474
2010	30,967,119
Thereafter	23,944

$327,536,060

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

10.	Borrowed Funds

Borrowed funds are summarized as follows:

	2005	2004
FHLB borrowings and associated derivative valuations	$36,920,876	$46,500,989
Borrowings from The Bankers Bank of Atlanta	—	1,000,000
Other	811,582	811,582

	$37,732,458	$48,312,571

The Company is a member of the Federal Home Loan Bank of Atlanta (FHLB). At December 31, 2005 and 2004, the Company had FHLB borrowings outstanding of $36,920,876 and $46,406,525, respectively. Based on current collateral, the Company had $8,750,148 of additional borrowing capacity with the FHLB at December 31, 2005. FHLB has a blanket lien on the Company’s 1-4 family mortgage loans in the amount of the outstanding debt. These borrowings bear interest rates of 4.21 percent to 7.45 percent and mature from 2006 to 2018.

At December 31, 2005, borrowed funds, including the current portion, are scheduled to mature as follows:

2006	$1,049,944
2007	2,995,760
2008	16,924,624
2009	603,986
2010	484,096
Thereafter	15,674,048

$37,732,458

At December 31, 2005, the Company has unused lines of credit with unaffiliated financial institutions totaling approximately $79.6 million.

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

11.	Income Taxes

The Company and the Bank file a consolidated income tax return. The consolidated provision (benefit) for income taxes is as follows:

2005
Current	$1,349,725
Deferred	1,249,128

$2,598,853

2004
Current	$875,513
Deferred	1,095,364

$1,970,877

2003
Current	$2,714,084
Deferred	(749,384)

$1,964,700

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 31 are as follows:

	2005	2004
Allowance for loan losses	$2,547,993	$3,462,543
Pension expense	(816,199)	(252,610)
Intangible assets	(120,326)	(181,671)
Bank premises and equipment	(995,898)	(1,359,057)
Investments	(118,186)	(136,524)
Unrealized loss on investment securities	2,024,030	561,264
Other	(237,944)	(24,114)

	$2,283,470	$2,069,831

The Company did not establish a valuation allowance related to the net deferred tax asset due to taxes paid within the carry-back period being sufficient to offset future deductions resulting from the reversal of these temporary differences.

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

The provision for income taxes is different from the amount computed by applying the federal income tax statutory rate to income before provision for income taxes. The reasons for this difference, as a percentage of pre-tax income, are as follows:

	2005	2004	2003
Federal income tax statutory rate	34.0%	34.0%	34.0%
Tax exempt income	(0.5)	(0.6)	(0.8)
Bank owned life insurance	(1.0)	(1.4)	(1.8)
State income taxes	2.6	2.3	1.8
Income tax credits	(4.7)	(5.3)	(6.2)
Deferred tax adjustments	(1.7)	(3.8)	—
Other	(0.1)	(0.6)	0.1

Effective tax rate	28.6%	24.6%	27.1%

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

12.	Benefit Plans

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

The reconciliation of the beginning and ending balances of the projected benefit obligation and plan assets, as well as disclosure of the Pension Plan’s funded status for the year ended December 31, 2005 and 2004 is as follows:

	2005	2004
Change in benefit obligation
Benefit obligation, beginning of year	$12,624,123	$10,900,009
Service cost	793,314	680,830
Interest cost	737,433	688,372
Actuarial gain	375,413	737,051
Benefits paid	(273,819)	(302,891)
Administrative expenses paid	(72,715)	(79,248)

Benefit obligation, end of year	$14,183,749	$12,624,123

Change in plan assets
Fair value of plan assets, beginning of year	$10,701,489	$7,400,197
Actual return on plan assets	382,724	674,807
Employer contributions	2,336,208	3,008,624
Benefits paid	(273,819)	(302,891)
Administrative expenses paid	(72,715)	(79,248)

Fair value of plan assets, end of year	$13,073,887	$10,701,489

Reconciliation of funded status
Projected benefit obligation	$(14,183,749)	$(12,624,123)
Plan assets at fair value	13,073,887	10,701,489

Funded status	(1,109,862)	(1,922,634)
Unrecognized loss	3,491,968	2,736,275
Unrecognized prior service costs	(125,710)	(153,632)

Accrued benefit asset / (liability) at December 31	$2,256,396	$660,009

The accumulated benefit obligation for the plan was $11,406,505 and $10,099,549 at December 31, 2005 and 2004, respectively. The Company assesses its funded position quarterly.

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

The weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	2005	2004
Discount rate	5.75%	6.00%
Rate of compensation increase	5.00%	5.00%
Expected long-term return on assets	7.50%	7.50%

Primary assumptions used to actuarially determine net pension expense

	2005	2004	2003
Discount rate	5.75%	6.30%	6.80%
Expected long-term return on assets	7.50%	7.50%	8.00%
Compensation increase rate	5.00%	5.00%	5.00%

The components of net pension expense for the years ended December 31, 2005, 2004, and 2003 are as follows:

	2005	2004	2003
Components of net annual benefit cost
Service cost	$793,314	$680,830	$645,757
Interest cost	737,433	688,372	631,473
Expected return on assets	(894,900)	(655,551)	(488,591)
Prior service cost amortization	(27,922)	(27,922)	(27,922)
Net loss amortization	131,896	118,683	98,591

Net annual benefit cost	$739,821	$804,412	$859,308

The Company’s estimates of future market returns by asset category are lower than actual long-term historical returns in order to generate a conservative forecast. Overall, the Company projected that the funds could achieve a 7.5 percent net return over time from the above asset allocation strategy.

The pension plan’s weighted-average asset allocations at December 31, 2005, and 2004, by asset category are as follows:

	Percentage of Plan Assets at December 31,
	2005	2004
Asset Category
Equity securities	46.76%	52.35%
Debt securities	50.55%	34.19%
Other	2.69%	13.46%

	100.00%	100.00%

At both December 31, 2005 and 2004, there were no shares of the Company’s common stock included in plan assets.

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

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

The assets of the Plan are invested in a broadly diversified portfolio that includes the following asset classes in the respective allocation levels:

	Minimum	Maximum
Equities	40%	60%
Fixed income	40%	60%
Cash	10%	50%

Expected future benefit payments from plan are as follows:

Fiscal Year Ending December 31,	Expected Benefit Payments
2006	$350,300
2007	586,300
2008	669,900
2009	715,600
2010	797,200
2011 through 2015	$5,110,800

During 2001, the Company adopted a non-qualified Executive Supplemental Retirement Plan (the Executive Plan) and entered into agreements with certain executive officers under which the Company will make payments to the executives upon their retirement, or to the executives’ beneficiaries upon their death. The Executive Plan supplements the benefits payable to the executives under the Pension Plan, and is based upon the accumulated after-tax income from specified life insurance contracts. Cash values of the underlying life insurance contracts, of which the Company is the sole beneficiary, were approximately $1,655,000 and $1,648,000 at December 31, 2005 and 2004, respectively. Accrued benefits under the Executive Plan were approximately $230,000 and $207,000 at December 31, 2005 and 2004, respectively.

Effective January 1, 1998, the Company established a qualified employee benefit plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. Employees can contribute up to 15 percent of their salary to the plan on a pre-tax basis and the Company matches participants’ contributions up to the first 1.5 percent of each participant’s salary. The Company’s matching contribution charged to operations related to this plan was approximately $109,000, $93,000 and $96,000 for the years ended December 31, 2005, 2004 and 2003 respectively.

During 1987, the Company established an Employee Stock Ownership Plan (ESOP), a tax-qualified, defined contribution plan which covers substantially all employees. Contributions are determined by the Board of Directors of the Company. No Contributions were made to the ESOP by the Company for any of the years 2005, 2004 and 2003. As of December 31, 2005 and 2004, the ESOP held 72,088 and 78,443 shares of common stock in the Company, respectively.

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

13.	Noninterest income and expense

Components of other noninterest income that exceed 1% of total revenue for each of the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Gains on sales of other real estate owned, net of losses	$6,139	$—	$1,258,820
Rental income on Other real estate owned	60,660	46,683	712,896
All other items of noninterest income	2,719,982	2,521,314	2,683,113

Total other noninterest income	$2,786,781	$2,567,997	$4,654,829

Components of other noninterest expense that exceed 1% of total revenue for each of the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Losses on sales or other real estate owned, net of gains	$—	$225,250	$—
Loss on loan sale	—	550,549	—
All other items of noninterest expense	7,301,540	7,032,945	7,020,552

Total other noninterest expense	$7,301,540	$7,808,744	$7,020,552

14.	Commitments and Contingencies

The Bank leases certain buildings, equipment and land under noncancelable operating leases which require various minimum annual rentals.

The total minimum rental commitment at December 31, 2005 under the leases is as follows:

2006	$538,503
2007	363,088
2008	141,421
2009	77,677
2010	49,169

$1,169,858

The total rental expense was approximately $539,000, $535,000, and $664,000 in 2005, 2004, and 2003, respectively.

The Company is from time to time a defendant in legal actions from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at December 31, 2005 will have a materially adverse effect on the Company’s financial statements.

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

15.	Related Party Transactions

Certain directors and officers of the Company and its subsidiary bank, including their immediate families and companies in which they are principal owners, were loan customers of the Bank in the ordinary course of business. Such loans had outstanding balances of $3,250,594 and $4,075,977 at December 31, 2005 and 2004, respectively. A summary of the loan activity with these related parties during 2005 is shown below:

Balance, beginning of year	$4,075,977
Additions	3,439,947
Reductions	(4,265,330)

Balance, end of year	$3,250,594

During 2005, 2004, and 2003, the Company paid legal fees of approximately $120,000, $146,000, and $105,000, respectively, to a law firm in which a partner of the firm serves on the board of directors of the Company.

16.	Earnings Per Share

The following table reflects the reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

	Income	Shares	Per-Share Amount
For the year ended December 31, 2005
Basic EPS
Income available to common stockholders	$6,536,766	5,805,644	$1.13

Effect of dilutive securities
Stock options		26,640

Diluted EPS	$6,536,766	5,832,284	$1.12

For the year ended December 31, 2004
Basic EPS
Income available to common stockholders	$6,042,096	5,574,190	$1.08

Effect of dilutive securities
Stock options		18,850

Diluted EPS	$6,042,096	5,593,040	$1.08

For the year ended December 31, 2003
Basic EPS
Income available to common stockholders	$5,337,519	5,562,867	$0.96

Effect of dilutive securities
Stock options		24,935

Diluted EPS	$5,337,519	5,587,802	$0.96

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

17.	Regulatory Matters

The approval of regulatory authorities is required if the total of all the dividends declared by the Bank in any calendar year exceeds the Bank’s net income as defined for that year combined with its retained net income for the preceding two calendar years. When necessary, the Bank obtained regulatory approval as applicable for the payment of dividends in 2005, 2004, and 2003.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation, categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table.

	The Company
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2005
Total Capital (to Risk Weighted Assets)	85,178	14.51%	46,962	8.00%	58,703	10.00%
Tier 1 Capital (to Risk Weighted Assets)	78,521	13.38%	23,481	4.00%	35,222	6.00%
Tier 1 Capital (to Average Assets)	78,521	9.85%	31,903	4.00%	39,878	5.00%
As of December 31, 2004
Total Capital (to Risk Weighted Assets)	76,238	14.70%	41,502	8.00%	51,878	10.00%
Tier 1 Capital (to Risk Weighted Assets)	69,715	13.44%	20,751	4.00%	31,127	6.00%
Tier 1 Capital (to Average Assets)	69,715	9.03%	30,871	4.00%	38,589	5.00%

	The Bank
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2005
Total Capital (to Risk Weighted Assets)	79,277	13.68%	46,353	8.00%	57,941	10.00%
Tier 1 Capital (to Risk Weighted Assets)	72,620	12.53%	23,177	4.00%	34,765	6.00%
Tier 1 Capital (to Average Assets)	72,620	9.19%	31,619	4.00%	39,524	5.00%
As of December 31, 2004
Total Capital (to Risk Weighted Assets)	73,956	14.32%	41,318	8.00%	51,648	10.00%
Tier 1 Capital (to Risk Weighted Assets)	67,461	13.06%	20,659	4.00%	30,989	6.00%
Tier 1 Capital (to Average Assets)	67,461	8.75%	30,826	4.00%	38,533	5.00%

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

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank had approximately $104,280,000 and $56,376,000 in commitments to extend credit at December 31, 2005 and 2004, respectively. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include certificates of deposit, marketable securities, real estate, and other collateral.

Irrevocable standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include certificates of deposit, marketable securities, real estate, and other collateral for those commitments for which collateral is deemed necessary. The Bank had approximately $23,218,000 and $23,221,000 in irrevocable standby letters of credit at December 31, 2005 and 2004, respectively.

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

Interest Receivable

For interest receivable, the carrying amount is a reasonable estimate of fair value.

Cash Surrender Value of Life Insurance

For cash surrender value of life insurance, the carrying amount is a reasonable estimate of fair value.

Deposits

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Borrowed Funds

The fair value of this debt is estimated based on rates currently available to the Company for borrowings with similar terms and remaining maturities.

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

Interest Payable

For interest payable, the carrying amount is a reasonable estimate of fair value.

Interest rate swaps are recorded on the balance sheet at fair value, based on dealer quoted prices.

Commitments to Extend Credit and Irrevocable Standby Letters of Credit

The value of these unrecognized financial instruments is estimated based on the deferred fee income associated with the commitments. Such fee income is not material to the Company’s financial statements at December 31, 2005 and 2004 and therefore, the fair value of these commitments is not presented.

The estimated fair values of the Company’s financial instruments at December 31, 2005 and 2004 are as follows:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$48,584,685	$48,584,685	$63,176,624	$63,176,624
Investment securities:
Available for sale	226,043,483	226,043,483	253,744,320	253,744,320
Loans	495,509,202	493,159,874	438,018,731	434,102,197
Interest receivable	3,921,347	3,921,347	3,298,296	3,298,296
Cash surrender value of life insurance	9,050,852	9,050,852	8,752,429	8,752,429

	$783,109,569	$780,760,241	$766,990,400	$763,073,866

Financial liabilities:
Deposits	$688,049,381	$686,765,892	$665,652,979	$667,189,872
Borrowed funds	37,732,458	38,897,392	48,312,571	51,371,069
Interest payable	2,176,197	2,176,197	1,381,269	1,381,269

	$727,958,036	$727,839,481	$715,346,820	$719,942,210

Derivatives:
Interest rate swap	$—	$—	$94,463	$94,463

20.	Stock Option Plan

As of December 31, 2005, the Company had one stock option plan (the Plan) under which 550,000 shares of common stock have been reserved for issue to certain employees and officers through incentive stock options and board members through nonqualified stock options. Options granted under the Plan may have vesting provisions based upon continued service from the date of grant. Options issued under the Plan will have an exercise price not less than fair market value of the stock at the date of grant. Upon a change in control, as defined in the Plan, options become fully exercisable.

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

A summary of the status of the Company’s plan as of December 31, 2005, 2004, and 2003, and changes during the years ending on those dates is presented below:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	137,610	$14.10	154,114	$13.51	165,425	$14.56
Granted	50,000	15.38	—	—	28,638	12.83
Exercised	(6,160)		(7,964)		(8,400)
Expired / forfeited	(11,040)		(8,540)		(31,549)

Outstanding at end of year	170,410	$14.83	137,610	$14.10	154,114	$13.51

Options exercisable at year-end	120,410	$14.60	137,610	$14.10	125,476	$14.20

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

The following table summarizes information about the Plan’s stock options at December 31, 2005:

	Options Outstanding			Options Exercisable
	Number Outstanding at 12/31/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/05	Weighted Average Exercise Price
		(years)
Range of Exercise Prices

$10.23 to $11.59	16,169	4.14	11.29	16,169	11.29
$11.31 to $11.62	19,237	5.12	11.36	19,237	11.36
$12.75 to $14.60	21,832	6.09	12.96	21,832	12.96
$12.83	21,438	7.06	12.83	21,438	12.83
$13.98 to $17.55	17,204	3.13	17.01	17,204	17.01
$14.09	11,660	1.06	14.09	11,660	14.09
$15.38	50,000	9.70	15.38	—	—
$26.59	12,870	2.05	26.59	12,870	26.59

	170,410	6.03	$14.83	120,410	$14.60

21.	Dividend Reinvestment and Share Purchase Plan

In 1998, the Company adopted a dividend reinvestment and share purchase plan. Under the plan, all holders of record of common stock are eligible to participate in the plan. Participants in the plan may direct the plan administrator to invest cash dividends declared with respect to all or any portion of their common stock. Participants may also make optional cash payments that will be invested through the plan. All cash dividends paid to the plan administrator are invested within 30 days of cash dividend payment date. Cash dividends and optional cash payments will be used to purchase common stock of the Company in the open market, from newly-issued shares, from shares held in treasury, in negotiated transactions, or in any combination of the foregoing. The purchase price of the shares of common stock is based on the average market price for a specified period of time immediately preceding the dividend payment date. All administrative costs are borne by the Company. For the years ended December 31, 2005 and 2004, 13,704 and 16,271 shares were purchased under the plan, respectively.

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

22.	The Peoples BancTrust Company, Inc. (Parent Company Only)

Presented below and on the following pages are the financial statements of The Peoples BancTrust Company, Inc. (parent company only).

BALANCE SHEETS

December 31, 2005 and 2004

	2005	2004
Assets
Cash and due from banks*	$288,740	$625,113
Available-for-sale securities	4,991,667	—
Investment in subsidiary bank, The Peoples Bank and Trust Company*	75,650,243	73,215,939
Land	—	1,003,247
Pension asset	—	659,729
Other assets	843,777	778,745

Total assets	$81,774,427	$76,282,773

Liabilities and Stockholders’ Equity
Borrowed funds	—	1,000,000
Other liabilities	223,036	240,284

Total liabilities	223,036	1,240,284

Common stock, $.10 par value; 9,000,000 shares authorized; 5,895,316 and 5,584,547 shares issued at December 31, 2005 and 2004, respectively	589,532	558,455
Tresury stock	(90,688)	—
Additional paid-in capital	16,586,341	11,406,301
Accumulated, other comprehensive (loss) income, net of tax	(3,448,847)	(947,477)
Deferred stock based compensation	(92,250)	—
Retained earnings	68,007,303	64,025,210

Total stockholders’ equity	81,551,391	75,042,489

Total liabilities and stockholders’ equity	$81,774,427	$76,282,773

*	$188,823 eliminated in consolidation 2005 and $625,113 eliminated in consolidation 2004

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

STATEMENTS OF INCOME AND RETAINED EARNINGS

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash dividends received or receivable from subsidiary*	$3,290,000	$4,200,000	$4,440,000
Equity in subsidiary’s undistributed net income*	4,245,929	3,500,042	2,633,034
Interest income on U.S. Government investment securities	123,875	—	—
Other income	23,446	20,103	14,590
Salaries and benefits	(806,167)	(1,331,000)	(1,425,617)
Other expenses	(340,317)	(347,049)	(324,488)

Net income	6,536,766	6,042,096	5,337,519

Retained earnings, beginning of year	64,025,210	60,434,189	57,544,303
Less: cash dividends declared	(2,554,673)	(2,451,075)	(2,447,633)

Retained earnings, end of year	$68,007,303	$64,025,210	$60,434,189

*	Eliminated in consolidation

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Operating activities
Net income	$6,536,766	$6,042,096	$5,337,519
Adjustments to reconcile net income to net cash provided by operating activities:
Subsidiary income in excess of dividends *	(4,245,929)	(3,500,042)	(2,633,034)
Accretion	(16,667)	—	—
Decrease (increase) in other assets	(93,798)	9,275	(69,330)
Minimum required contributions to defined benefits pension plan	—	(1,008,624)	(963,993)
Increase (decrease) in other liabilities	(15,234)	876,770	786,667

Net cash provided by operating activities	2,165,138	2,419,475	2,457,829

Investing activities
Purchase of available for sale securities	(4,975,000)	—	—
Land purchased	—	(1,003,247)	—

Net cash used in investing activities	(4,975,000)	(1,003,247)	—

Financing activities
Dividends paid	(2,355,290)	(2,251,762)	(2,475,333)
Increase in borrowed funds	—	950,000	50,000
Purchase of treasury stock	(90,688)	—	—
Proceeds from issuance of common stock	4,919,467	37,661	—

Net cash provided by (used in) financing activities	2,473,489	(1,264,101)	(2,425,333)

(Decrease) increase in cash and cash equivalents	(336,373)	152,127	32,496
Cash and cash equivalents
Beginning of year	625,113	472,986	440,490

End of year	$288,740	$625,113	$472,986

*	Eliminated in consolidation