Form 10-Q
period 2006-03-31
PEOPLES BANCTRUST CO INC
filed 2006-05-15
CIK 762128

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of the close of business on May 12, 2006, 5,905,028 shares of the registrant’s Common Stock, par value $.10 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

THE PEOPLES BANCTRUST COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Cash and due from banks	$27,888	$34,585
Federal funds sold	—	14,000

Cash and cash equivalents	27,888	48,585

Available-for-sale securities	215,906	226,043

Loans, net of unearned income	535,818	495,509
Allowance for loan losses	(6,209)	(6,654)

Loans, net	529,609	488,855

Bank premises and equipment	38,787	37,960
Less accumulated depreciation	(19,457)	(19,014)

Bank premises and equipment, net	19,330	18,946

Other real estate, net	1,620	2,746
Interest receivable	4,059	3,921
Intangible assets acquired, net	6,578	6,634
Deferred income taxes	2,513	2,283
Other assets	14,489	13,759

Total assets	$821,993	$811,773

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand-noninterest bearing	$92,454	$85,538
Demand-interest bearing	228,622	238,010
Savings	37,802	36,965
Time	325,813	327,536

Total deposits	684,691	688,049
Federal funds purchased	11,500	—
Other borrowed funds	37,492	37,732
Interest payable	2,388	2,176
Income taxes payable	1,210	223
Other liabilities	1,645	2,042

Total liabilities	738,925	730,222

Stockholder’s equity:
Common stock	590	590
Treasury stock	(91)	(91)
Additional paid-in capital	16,708	16,586
Accumulated other comprehensive loss, net of tax	(3,841)	(3,449)
Deferred stock based compensation	(92)	(92)
Retained earnings	69,793	68,007

Total stockholders’ equity	83,067	81,551

Total liabilities and stockholders’ equity	$821,993	$811,773

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except share and per share data)

	Three Months Ended March 31,
	2006	2005
	(unaudited)
Interest income:
Interest and fees on loans and bankers acceptances	$9,398	$7,227
Interest and dividends on investment securities:
U.S. Government securities	1,101	1,072
Other securities and interest-bearing deposits	1,025	1,177
Interest on federal funds sold and interest bearing deposits in banks	174	232

Total interest income	11,698	9,708

Interest expense:
Interest on deposits	4,313	2,655
Interest on federal funds purchased and other borrowed funds	501	614

Total interest expense	4,814	3,269

Net interest income	6,884	6,439

(Credit) provision for loan losses	(541)	(313)

Net interest income after (credit) provision for loan losses	7,426	6,752

Noninterest income:
Trust department income	319	222
Service charges on deposit accounts	1,386	1,011
Net securities gains	1	14
Other noninterest income	696	816

Total noninterest income	2,403	2,063

Noninterest expense:
Salaries and wages	2,760	3,147
Pensions and other employee benefits	585	492
Occupancy and equipment expenses	1,136	1,262
Other noninterest expenses	1,643	1,914

Total noninterest expense	6,124	6,816

Income before provision for income taxes	3,704	2,000

Provision for income taxes	1,213	565

Net income	$2,492	$1,435

Earnings per share
Basic net income per share	$0.42	$0.26

Diluted net income per share	$0.42	$0.26

Dividends per share	$0.12	$0.11

Basic weighted average number of shares outstanding	5,898,286	5,585,158

Diluted weighted average number of shares outstanding	5,933,391	5,616,830

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Three Months Ended March 31,
	(Unaudited)
	2006	2005
Net income	$2,492	$1,435
Other comprehensive income:
Unrealized losses on securities available for sale and cash flow hedges during the period	(621)	(2,932)
Less: reclassification adjustment for net gains included in net income	1	14

Other comprehensive loss	(622)	(2,946)
Income tax benefit related to items of other comprehensive loss	(230)	(1,087)

Other comprehensive loss, net of tax	(392)	(1,859)

Comprehensive income (loss), net of tax	$2,099	$(424)

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASHFLOWS

(In thousands)

	Three Months Ended March 31,
	2006	2005
	(unaudited)
Cash flows from operating activities
Net income	$2,492	$1,435
Adjustments to reconcile net income to cash provided by operating activities
(Credit) provision for loan losses	(541)	(313)
Depreciation, amortization and accretion	531	641
Increase in the unearned discount	364	47
(Gain) loss on sales of OREO	(5)	5
Gain on sales of securities	(1)	(14)
Write down of other real estate and equipment	9	9
Decrease (increase) in assets
Interest receivable	(138)	(313)
Income taxes receivable	—	559
Other assets	(560)	856
(Decrease) increase in other liabilities
Interest payable	212	291
Minimum required contributions to defined benefits pension plan	—	(336)
Income taxes payable	987	—
Other liabilities	(397)	(1,093)

Net cash provided by operating activities	2,953	1,773

Cash flows from investing activities
Proceeds from sales of available for sales securities	288	4,573
Proceeds from maturities and calls of available for sale securities	9,487	9,005
Purchases of available for sale securities	(31)	(2,027)
Purchase of derrivative instruments	(445)	—
Net increase in loans	(40,810)	(1,310)
Purchases of bank premises and equipment	(932)	(1,766)
Proceeds from sales of other real estate and equipment	1,475	1,057

Net cash (used in) provided by investing activities	(30,968)	9,532

Cash flows from financing activities
Net decrease in deposits	(3,358)	(13,260)
Increase (decrease) in borrowings	11,260	(1,306)
Proceeds from issuance of common stock	69	8
Dividends paid	(653)	(565)

Net cash provided by (used in) financing activities	7,318	(15,123)

Decrease in cash and cash equivalents	(20,697)	(3,817)

Cash and cash equivalents
December 31, 2005	48,585	63,177

March 31, 2006	$27,888	$59,359

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	4,602	2,978
Income taxes	226	—

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST COMPANY, INC. AND SUBSIDIARY

Notes to the Unaudited Condensed Consolidated Financial Statements

Accounting Policies:

The accompanying unaudited condensed consolidated financial statements of The Peoples BancTrust Company, Inc, (“BancTrust”) and its subsidiary, The Peoples Bank and Trust Company (“Peoples Bank”), along with its subsidiaries Loan Express, Inc. and The Peoples Insurance Agency, Inc. have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information refer to the consolidated financial statements and footnotes thereto included in BancTrust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Commitments and Contingencies:

BancTrust and its subsidiaries are from time to time defendants in legal actions arising from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at March 31, 2006 will have a materially adverse effect on BancTrust’s financial statements.

On November 18, 2004, BancTrust executed a contract for the construction of a new main office facility in its Tuscaloosa, Alabama market. As of March 31, 2006 BancTrust had paid approximately $1,400,000 toward the construction project, and anticipates its additional commitment to the project to be approximately $1,500,000 payable in varying installments over the remaining construction period, which is to be completed in the summer of 2006.

Earnings Per Share (“EPS”):

The following table reflects the reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation for the three months ended March 31, 2006 and 2005 respectively (in thousands, except per share data):

	Three months ended March 31, 2006
	Income	Shares	Per-Share Amount
Basic EPS
Income available to common stockholders	$2,492	5,898	$0.42
Effect of dilutive securities
Stock options		35

Diluted EPS	$2,492	5,933	$0.42

	Three months ended March 31, 2005
	Income	Shares	Per-Share Amount
Basic EPS
Income available to common stockholders	$1,435	5,585	$0.26
Effect of dilutive securities
Stock options		32

Diluted EPS	$1,435	5,617	$0.26

Stock-Based Compensation

At March 31, 2006, BancTrust had a stock option plan, which is described more fully in Note 20 to the Consolidated Financial Statements its Annual Report on Form 10-K. Effective January 1, 2006, BancTrust adopted SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”) utilizing the modified prospective method of accounting. Prior to the adoption of SFAS 123(R) BancTrust accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly recognized no compensation expense for stock option grants.

Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation costs recognized in the first quarter of 2006 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

Grant-date fair value is measured on the date of grant using an option-pricing model with market assumptions. The grant-date fair value is amortized into expense on a straight-line over the vesting date. Option pricing models require the use of highly subjective assumptions, including but not limited to, expected stock price volatility, forfeiture rates, and interest rates, which if changed can materially affect fair value estimates. Accordingly the model does not necessarily provide a reliable single measure of the fair value of BancTrust’s stock options.

BancTrust’s results of operations and earnings per share were not impacted in the quarter ended March 31, 2006 and would not have been impacted in the quarter ended March 31, 2005, by expenses associated with stock options and by the adoption of SFAS 123(R).

The following is a summary of BancTrust’s weighted average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted during the three months ended March 31, 2005.

	For the three months ended March 31
	2006	2005
Expected life (in years)	5.0	N/A
Expected volatility	21.63%	N/A
Risk-free interest rate	5.02%	N/A
Expected dividend yield	2.53%	N/A
Weighted-average fair value of options granted during the year	$4.02	N/A

At March 31, 2006, there was approximately $418,000 of pre-tax, unrecognized compensation costs related to share-based payments which is expected to be recognized over a weighted-average period of 2.6 years.

On September 9, 2005, BancTrust granted options to its President and Chief Executive Officer to acquire 50,000 shares of its common stock at the then current market price. Also on September 9, 2005 BancTrust awarded its President and Chief Executive Officer 6,000 shares of restricted common stock. On May 2, 2006, both the option shares and restricted shares became fully vested and exercisable after the death of BancTrust’s President and Chief Executive Officer. Accordingly, BancTrust anticipates that it will recognize approximately $239,000 of related expense in the second quarter of 2006, on a pre-tax basis.

On January 31, 2006, BancTrust granted options to certain of its senior management, directors and other employees to acquire a total of 44,500 shares of its common stock at the then current market price. These options have a grant-date fair value of $178,890, and will vest ratably over a three year period.

The following table represents stock option activity for the three months ended March 31, 2006:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
			(years)
Options outstanding, beginning of year	170,410	$14.83
Granted	44,500	18.50
Exercised	(5,176)	12.35
Terminated	—	—

Options outstanding, end of quarter	209,734	15.67	6.67

Exercisable, end of quarter	115,234	$14.70	2.33

Shares available for future stock option grants to employees and directors under existing plans totaled 447,576 at March 31, 2006. At March 31, 2006 the aggregate intrinsic value of shares outstanding was $782,518 and the aggregate intrinsic value of options exercisable was $541,218. Total intrinsic value of options exercised was $32,168 for the three months ended March 31, 2006.

The following table summarizes BancTrust’s nonvested stock option activity for the three months ended March 31, 2006:

	Number	Weighted Average Grant Date Fair Value
Options outstanding, beginning of year	50,000	$2.94
Granted	44,500	4.02
Exercised	—	—
Terminated	—	—

Options outstanding, end of quarter	91,800	$3.55

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following analysis focuses on the financial condition and results of operations of BancTrust, and should be read in conjunction with the consolidated financial statements included in this report.

Management’s discussion and analysis includes certain forward-looking statements addressing, among other things, BancTrust’s prospects for earnings, asset growth and net interest margin. Forward-looking statements are accompanied by, and identified with, such terms as “anticipates,” “believes,” “expects,” “intends,” and similar phrases. Management’s expectations for BancTrust’s future necessarily involve a number of uncertainties, assumptions and estimates. Factors that could cause actual results to differ from the expectations expressed herein include factors summarized in Item 1A of BancTrust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized.

Use of estimates in the preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses and deferred tax assets or liabilities.

CRITICAL ACCOUNTING POLICIES

BancTrust has adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of its financial statements. Significant accounting policies are described in the footnotes to the consolidated financial statements in BancTrust’s Annual Report on Form 10-K for the year ended December 31, 2005.

Certain accounting policies involve significant judgments and assumptions by management which may have a material impact on the carrying value of certain assets and liabilities. Management considers these accounting policies to be critical accounting policies. The judgments and assumptions used are based on historical experience and other factors, which management believes are reasonable under the circumstances. Because of the nature of the judgments and assumptions management makes, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of BancTrust’s assets and liabilities and results of operations.

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

FINANCIAL CONDITION

Cash and Cash Equivalents

At March 31, 2006, cash and cash equivalents had decreased to $27,888,000 from $48,585,000 at December 31, 2005. Cash and cash equivalents primarily consist of cash and due from banks, combined with federal funds sold. At March 31, 2006, BancTrust had $27,888,000 in cash and due from banks, and no federal funds sold, compared to $34,585,000 of cash and due from banks and $14,000,000 of federal funds sold at December 31, 2005. The decline in cash and cash equivalents at March 31, 2006 compared to December 31, 2005 was primarily due to increased loan volumes (see – “Loans”).

Investments

At March 31, 2006, investment securities totaled $215,906,000 compared to $226,043,000 at December 31, 2005. As with cash and cash equivalents, the decline in investment securities was primarily due to increased loan volumes (see – “Loans”).

At March 31, 2006, BancTrust had pledged to the State Treasurer for the State of Alabama and other parties $164,505,000, or approximately 76% of its investment securities portfolio. These securities are typically pledged as collateral to government or other public entities for deposits held by BancTrust that exceed the FDIC insurable limit.

The entire securities portfolio is classified as “available-for-sale”, requiring that it be marked-to-market with the unrealized gains and losses, net of the related tax effect reflected directly in stockholders’ equity. The portfolio had net unrealized losses (net of tax) of $3,676,000 at March 31, 2006 and $3,449,000 (net of tax) at December 31, 2005. BancTrust considers these losses to be temporary.

Loans

Total loans, net of the unearned discount, increased $40,309,000 to $535,818,000 at March 31, 2006, from $495,509,000 at December 31, 2005. The majority of this increase was realized in the commercial and industrial loan portfolio, as well as in the real estate loan portfolio. BancTrust continues to place emphasis on originating loans secured by real estate, as well as on loans to commercial interests. Particular emphasis is placed on originating commercial real estate loans. The following table indicates each of the major loan categories of BancTrust, and the change in volume of each when comparing March 31, 2006 to December 31, 2005.

	March 31, 2006	December 31, 2005	Change
	(In thousands)
Commercial and industrial	$109,244	$87,339	$21,905
Real estate - mortgage
Commercial	275,116	265,740	9,376
Residential	105,614	97,098	8,516
Personal	46,051	45,196	855
Overdrafts and credit line	1,039	1,019	20

Total loans	537,064	496,392	40,672
Less:
Unearned discount	1,246	883	363

Total loans, net of the unearned discount	$535,818	$495,509	$40,309

Commercial and industrial loans increased from $87,339,000 at December 31, 2005, to $109,244,000 at March 31, 2006. BancTrust has experienced increased demand for these types of loans in its newer and more economically dynamic markets, which contributed to this increase.

Total real estate loans increased $17,892,000 to $380,730,000 at March 31, 2006 from $362,838,000 at December 31, 2005. Specifically, commercial real estate loans increased $9,376,000 from $265,740,000 at December 31, 2005 to $275,116,000 at March 31, 2006, while residential real estate loans increased $8,516,000 to $105,614,000 from $97,098,000 for the same period. BancTrust has placed significant emphasis on originating loans secured by real estate. As a result, the total balances of BancTrust’s real estate loan portfolios have consistently and significantly increased in recent periods.

Personal loans increased slightly from $45,196,000 at December 31, 2005 to $46,051,000 at March 31, 2006. BancTrust has placed continually less significance on personal loan originations in recent periods, as both increased competition from alternative sources of credit and an increased level in denials of personal loan applications have contributed to generally lower personal loan portfolio totals over time. Alternative sources of credit primarily include credit cards and finance companies.

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

At March 31, 2006, BancTrust’s allowance for loan losses had a balance of $6,209,000, compared to $6,654,000 at December 31, 2005. The ratio of the allowance to total loans, net of the unearned discount, was 1.16% and 1.34% at March 31, 2006 and December 31, 2005, respectively. As a percentage of total loans, net of the unearned discount, non-accruing loans decreased to .09% at March 31, 2006, compared to .16% at December 31, 2005. The coverage of the allowance to non-accruing loans was 12.49X and 8.16X at March 31, 2006 and December 31, 2005, respectively.

Loans requiring special attention because of potential weakness (“special attention loans”) decreased to $21,953,000 at March 31, 2006 from $24,974,000 at December 31, 2005. This reduction is due in part to intensive efforts by management to reduce special attention loans. Special attention loans are comprised of those loans classified as “substandard” or “doubtful”, within the classification processes used by BancTrust in its loan review function. At March 31, 2006, approximately $2,284,000 of the $6,209,000 allowance for loan losses was allocated to special attention loans. Within special attention loans at March 31, 2006, were impaired loans totaling $6,283,000, and for which $721,000 was reserved in the allowance for loan losses total. The following table indicates the loan charge off and recovery activity of BancTrust for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005
	(In Thousands)
Loans charged-off	$176	$881
Recoveries of loans previously charged off	(272)	(489)

Net loans (recovered) charged-off	$(96)	$392

Deposits

BancTrust held $684,691,000 in total deposits at March 31, 2006 compared to $688,049,000 at December 31, 2005. Interest bearing demand deposits and time deposits decreased, while noninterest bearing demand deposits and savings increased. The net effect was a $3,358,000 decrease in total deposits between the two periods.

Included in time deposits at March 31, 2006 was $20,667,000 of brokered deposits, compared to $20,669,000 at December 31, 2005. Brokered deposits are more likely to be withdrawn from BancTrust upon maturity than other more traditional types of deposits. These deposits are fully insured by the Federal Deposit Insurance Corporation and are typically deployed by management to meet short-term funding needs.

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

The asset items that are BancTrust’s primary sources of liquidity are cash and cash equivalents (see - “Cash and Cash Equivalents”). Also, the asset base provides liquidity through interest and fee income on loans, loan repayments and the maturity or sales of other earning assets, including securities. BancTrust’s securities are generally high grade, marketable securities. At March 31, 2006, the entire investment securities portfolio of BancTrust was classified as available-for-sale (see - “Investments”).

The liability base provides liquidity through deposit growth, the rollover of maturing deposits and accessibility to external sources of funds, (“borrowed funds”). Borrowed funds totaled $48,992,000 at March 31, 2006 compared to $37,732,000 at December 31, 2005. This increase is primarily accounted for in BancTrust having purchased federal funds at March 31, 2006 of $11,500,000, whereas at December 31, 2005, it had none.

BancTrust has several available sources from which to borrow funds. The predominant source of borrowed funds utilized by BancTrust is the Federal Home Loan Bank of Atlanta (“FHLB”). At March 31, 2006, BancTrust had borrowed from FHLB, $36,677,000. When combined with approximately $18,500,000 of guarantees on commercial letters of credit provided by the FHLB, BancTrust had approximately $55,177,000 of active credit facilities at the FHLB on March 31, 2006. Total credit facilities available to BancTrust at the FHLB were approximately $65,200,000 on March 31, 2006. BancTrust had unused federal funds lines of credit with correspondent financial institutions of approximately $40,500,000 at March 31, 2006.

Stockholders’ Equity and Regulatory Capital

At March 31, 2006, stockholders’ equity totaled $83,067,000, compared to $81,551,000 at December 31, 2005. Net income of $2,492,000 and the impact of common stock options exercised of $64,000 had increasing effects on stockholders’ equity, while the net impact of dividends declared in the amount of $648,000 and a $392,000 change in accumulated other comprehensive loss net of tax, had decreasing effects on stockholders’ equity.

Risk-based capital regulations require all bank holding companies and banks to achieve and maintain a minimum total capital to risk based assets ratio of 8%, at least half of which must be in the form of Tier 1 capital (consisting of stockholders’ equity less goodwill, other qualifying intangible assets and allowance for loan losses). The following table indicates the risk-based capital ratios of BancTrust and Peoples Bank at March 31, 2006.

	Risk-Based Capital Ratios & Leverage Ratios As of March 31, 2006
	Dollars in Thousands
	BancTrust		Peoples Bank
RISK-BASED CAPITAL RATIOS
Tier 1 Capital	$80,459	13.01%	$74,618	12.18%
Tier 1 Capital – Minimum Required	24,738	4.00%	24,507	4.00%

Excess	$55,721	9.01%	$50,111	8.18%

Total Capital	$86,668	14.01%	$80,827	13.19%
Total Capital – Minimum Required	49,477	8.00%	49,013	8.00%

Excess	$37,191	6.01%	$31,814	5.19%

Net risk-weighted assets	$618,457		$612,666

LEVERAGE RATIOS
Total Tier 1 Capital	$80,459	10.08%	$74,618	9.40%
Minimum Leverage Requirement	31,925	4.00%	31,747	4.00%

Excess	$48,534	6.08%	$42,871	5.40%

Average Total Assets,
Net of all intangibles	$798,135		$793,676

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

The process of measuring, compiling and analyzing the maturity and repricing dynamics of interest sensitive assets and liabilities is referred to as, “asset liability management” (“ALM”). BancTrust has established an ALCO (see - “Liquidity”), consisting of executive management and the Principal Accounting Officer. The ALCO is responsible for ensuring that the relationship of interest sensitive assets and liabilities, as defined by their respective maturity and repricing characteristics, does not become so mismatched as to expose BancTrust to unacceptable levels of risk in the areas of equity capital valuation, earnings or liquidity. ALCO achieves its objectives via regular meetings where various data relating to specific liquidity and interest rate issues are presented and discussed. At least quarterly, ALCO utilizes an interest rate risk computer model which compiles the detailed repricing and maturity characteristics of BancTrust’s interest sensitive assets and liabilities, and produces various reports and supporting detail, which indicate BancTrust’s overall interest rate risk status.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005.

The profitability of BancTrust in a given period is heavily dependent on the amount of net interest income it is able to generate. Simply stated, net interest income is the amount of interest income realized on earning assets such as loans and investments that remains after deducting interest expense incurred on bearing liabilities such as interest bearing deposits and borrowed funds.

For the three months ended March 31, 2006 (the “2006 quarter”) BancTrust earned $11,698,000 of interest income on its interest earning assets, compared to $9,708,000 for the same period in 2005 (the “2005 quarter”). Increases in the average annual yields and average volumes of interest earning assets accounted for the increase in interest income between the two periods. In the 2006 quarter, interest earning assets yielded 6.39% on average volume of $742,601,000, and 5.40% on average volume of $728,665,000 in the 2005 quarter.

Interest and fees on loans totaled $9,398,000 in the 2006 quarter and $7,227,000 in the 2005 quarter. Both the average annual yield earned on the loan portfolio and its average balance increased between the two periods. In the 2006 quarter, loans yielded an average of 7.49% on an average balance of $509,039,000, compared to an average annual yield of 6.65% on an average balance of $440,907,000 in the 2005 quarter. Increased loan demand between the two periods (see “Loans”) contributed to the higher average balance, while increases in market interest rates between the two periods contributed to the higher average yields.

Interest income earned on the investment securities portfolio declined to $2,126,000 in the 2006 quarter from $2,249,000 in the 2005 quarter. The average balance of the investment securities portfolio declined to $221,322,000 in the 2006 quarter from $249,232,000 in the 2005 quarter. The decrease in the average balance of the investment securities portfolio was the primary contributing factor to the lower interest income earned from it, given that the average annual yield increased to 3.90% in the 2006 quarter from 3.66% in the 2005 quarter. The lower average balance was primarily the result of available funds within the investment securities portfolio being redeployed into the higher yielding loan portfolio. Increases in market interest rates contributed to the higher average yield between the two quarters.

Interest income earned on federal funds sold and interest bearing deposits in banks totaled $174,000 in the 2006 quarter and $232,000 in the 2005 quarter. In the 2006 quarter, federal funds and interest bearing deposits in banks earned an average annual yield of 5.77% on average volume of $12,240,000 compared to an average annual yield of 2.44% on average volume of $38,525,000 in the 2005 quarter. Increases in short term market interest rates between the two quarters contributed to the higher average annual yield on these instruments, while increases in BancTrust’s loan portfolio contributed to the lower average balance.

Interest expense on deposits increased to $4,313,000 in the 2006 quarter from $2,655,000 in the 2005 quarter. Increases in both average balances and the average annual rates of interest paid on interest bearing deposits were contributing factors. In the 2006 quarter, the average annual cost of interest bearing deposits was 2.94%, compared to 1.86% in the 2005 quarter. The average balance of interest bearing deposits in the 2006 quarter was $594,099,000, compared to $579,577,000 in the 2005 quarter. Higher market interest rates contributed to the increased cost of interest bearing deposits between the two quarters, while loan funding demands contributed to the increase in average balances.

Interest expense on borrowed funds decreased to $501,000 in the 2006 quarter from $614,000 in the 2005 quarter. The primary factor in this decrease was that the average balance of borrowed funds decreased from $48,165,000 in the 2005 quarter to $39,494,000 in the 2006 quarter. The average rate of interest paid on borrowed funds was 5.15% in the 2006 quarter and 5.17% in the 2005 quarter.

The resulting net interest income for the 2006 quarter totaled $6,884,000 compared to $6,439,000 for the 2005 quarter. Expressed as an annualized percentage of average interest earning assets for a given period, net interest income is referred to as net interest margin. BancTrust’s net interest margin in the 2006 quarter was 3.76%, compared to 3.58% in the 2005 quarter.

Provision for loan losses generally has the effect of decreasing income, as it represents additions to the allowance for loan losses deemed necessary to adequately provide for potential losses within BancTrust’s loan portfolio (see “Allowance for Loan Losses”). However, in both the 2006 and 2005 quarters, BancTrust realized credits in its provision for loan losses account, as periodic analyses of its loan portfolio indicated that reductions to the allowance for loan losses account were warranted. BancTrust realized a credit provision for loan losses in each of the 2006 and 2005 quarters in the amounts of $541,000 and $313,000 respectively.

Noninterest income totaled $2,403,000 in the 2006 quarter and $2,063,000 in the 2005 quarter. This increase was primarily realized in deposit service charges. Deposit service charges increased from $1,011,000 in the 2005 quarter to $1,386,000 in the 2006 quarter. BancTrust attributes this increase in deposit service charges to higher fee eligible deposit account activity and higher average balances in its noninterest bearing deposit accounts during the 2006 quarter compared to the 2005 quarter.

Noninterest expense decreased to $6,124,000 in the 2006 quarter from $6,816,000 in the 2005 quarter. The largest decrease was in salaries and wages expense. Salaries and wages expense decreased to $2,760,000 in the 2006 quarter from $3,147,000 in the 2005 quarter. Staff reductions between the two quarters contributed significantly to the reduction in salaries and wages expense.

The provision for income taxes in the 2006 quarter totaled $1,213,000 compared to $565,000 in the 2005 quarter. The effective income tax rate increased to 32.7% in the 2006 quarter from 28.3% in the 2005 quarter, primarily due to the fact that income tax credits available to BancTrust are static amounts. Consequently, as income before provision for income taxes increased, the relative beneficial impact of these income tax credits was diluted.

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

In February 2006, BancTrust’s management entered into an agreement known as an “interest rate floor” in order to hedge BancTrust’s exposure to declining market interest rates. Pursuant to the agreement, BancTrust’s counterparty has agreed to pay BancTrust an amount equal to the difference between the prime interest rate and 6.50% multiplied by a $50,000,000 notional amount in the event the prime interest rate falls below 6.50% during the three year term of the agreement. BancTrust paid to its counterparty a one-time premium equal to $445,000 which will be amortized over the 5 year term of the agreement. The interest rate floor is being marked to market and accounted for as a cash flow hedge.

Item 4. Controls and Procedures

BancTrust carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2006, pursuant to Rule 13a – 15(b) of the Securities Exchange Act of 1934. Based on this evaluation, BancTrust’s chief executive officer and chief financial officer concluded that BancTrust’s disclosure controls and procedures, as designed and implemented, are effective in timely alerting them to material information required to be included in its periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, BancTrust reviewed its internal controls. There has been no change in BancTrust’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, BancTrust’s internal controls over financial reporting.

Item 5. Other Information

On May 2, 2006, BancTrust’s President and Chief Executive Officer, Walter A. Parrent, died. Accordingly, certain provisions made for his death in stock based compensation awards and employment terms were invoked. All stock based awards became fully vested and exercisable upon Mr. Parrent’s death. See Notes to the Unaudited Condensed Consolidated Financial Statements (“Stock Based Compensation”) in Item 1 – (“Financial Statements”) In addition, upon his death, Mr. Parrent’s widow or estate is to be paid on-half of his current annual salary. Any such death benefits will be funded by proceeds from life insurance policies.

PART II – OTHER INFORMATION

Item 1.A Risk Factors

There were no material changes from risk factors as previously disclosed in BancTrust’s Form 10-K for the period ended December 31, 2005 in response to Item 1A. to Part 1 of Form 10-K.

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

The Peoples BancTrust Company, Inc.

Date: May 15, 2006	/s/ Ted M. Henry
Ted M. Henry
Chairman and Chief Executive Officer

Date: May 15, 2006	/s/ Andrew C. Bearden, Jr.
Andrew C. Bearden, Jr.
Executive Vice President and Chief Financial Officer

Date: May 15, 2006	/s/ Thomas P. Wilbourne
Thomas P. Wilbourne
Vice President and Principal Accounting Officer