Form 10-Q
period 2006-06-30
PEOPLES BANCTRUST CO INC
filed 2006-08-14
CIK 762128

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of the close of business on August 10, 2006, 5,902,427 shares of the registrant’s Common Stock, par value $.10 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

THE PEOPLES BANCTRUST COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	June 30, 2006	December 31, 2005
	(unaudited)
Assets

Cash and due from banks	$33,828	$34,585
Federal funds sold	—	14,000

Cash and cash equivalents	33,828	48,585

Available-for-sale securities	203,972	226,043

Loans, net of unearned income	585,812	495,509
Allowance for loan losses	(5,785)	(6,654)

Loans, net	580,027	488,855
Bank premises and equipment	39,847	37,960
Less accumulated depreciation	(19,869)	(19,014)

Bank premises and equipment, net	19,997	18,946

Other real estate, net	1,287	2,746
Interest receivable	4,428	3,921
Intangible assets acquired, net	6,527	6,634
Deferred income taxes	3,236	2,283
Other assets	14,998	13,759

Total assets	$868,281	$811,773

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand-noninterest bearing	$82,537	$85,538
Demand-interest bearing	235,758	238,010
Savings	36,109	36,965
Time	376,653	327,536

Total deposits	731,058	688,049
Other borrowed funds	48,432	37,732
Interest payable	2,915	2,176
Income taxes payable	465	223
Other liabilities	1,749	2,042

Total liabilities	784,620	730,222

Stockholders’ equity:
Common stock	590	590
Treasury stock	—	(91)
Additional paid-in capital	16,868	16,586
Accumulated other comprehensive loss, net of tax	(5,155)	(3,449)
Deferred stock based compensation	—	(92)
Retained earnings	71,358	68,007

Total stockholders’ equity	83,661	81,551

Total liabilities and stockholders’ equity	$868,281	$811,773

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Interest income:
Interest and fees on loans and bankers acceptances	$10,861	$7,654	$20,259	$14,882
Interest and dividends on investment securities:
U.S. Government securities	1,073	1,091	2,175	2,163
Other securities and interest-bearing deposits	982	1,183	2,007	2,360
Interest on federal funds sold and interest bearing deposits in banks	119	277	293	510

Total interest income	13,035	10,206	24,733	19,914

Interest expense:
Interest on deposits	5,195	2,984	9,508	5,638
Interest on federal funds purchased and other borrowed funds	543	597	1,045	1,211

Total interest expense	5,738	3,580	10,552	6,849

Net interest income	7,297	6,626	14,181	13,065

(Credit) provision for loan losses	(351)	(143)	(893)	(456)

Net interest income after (credit) provision for loan losses	7,648	6,769	15,074	13,521

Noninterest income:
Trust department income	212	224	531	446
Service charges on deposit accounts	1,444	1,391	2,830	2,402
Net securities (losses) gains	(20)	0	(18)	14
Other noninterest income	630	692	1,326	1,508

Total noninterest income	2,266	2,308	4,668	4,371

Noninterest expense:
Salaries and wages	3,066	3,109	5,826	6,257
Pensions and other employee benefits	620	508	1,205	1,000
Occupancy and equipment expenses	1,311	1,318	2,447	2,580
Other noninterest expenses	1,502	1,918	3,145	3,831

Total noninterest expense	6,499	6,853	12,623	13,669

Income before provision for income taxes	3,415	2,223	7,119	4,223

Provision for income taxes	1,141	612	2,353	1,177

Net income	$2,274	$1,611	$4,766	$3,046

Earnings per share
Basic net income per share	$0.39	$0.27	$0.81	$0.53

Diluted net income per share	$0.38	$0.27	$0.80	$0.53

Dividends per share	$0.12	$0.11	$0.24	$0.22

Basic weighted average number of shares outstanding	5,902,159	5,859,859	5,900,223	5,723,267

Diluted weighted average number of shares outstanding	5,936,760	5,886,233	5,931,333	5,752,207

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2006	2005	2006	2005
Net income	$2,274	$1,611	$4,766	$3,046
Other comprehensive income:
Unrealized (losses) gains on securities available for sale and cash flow hedges during the period	(2,102)	1,569	(2,722)	(1,363)
Less: reclassification adjustment for net gains included in net income	(20)	—	(18)	14

Other comprehensive (loss) income	(2,082)	1,569	(2,703)	(1,377)
Income tax (benefit) provision related to items of other comprehensive loss	(768)	579	(997)	(508)

Other comprehensive (loss) income, net of tax	(1,314)	990	(1,706)	(869)

Comprehensive income, net of tax	$960	$2,601	$3,060	$2,177

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASHFLOWS

(In thousands)

	Six Months Ended June 30,
	2006	2005
	(unaudited)
Cash flows from operating activities
Net income	$4,766	$3,046
Adjustments to reconcile net income to cash provided by operating activities
(Credit) provision for loan losses	(893)	(456)
Depreciation, amortization and accretion	1,080	1,322
Increase in unearned discount	952	62
Stock based compensation	265	—
(Gain) loss on sales of OREO	(5)	35
Loss (gain) on sales of securities	18	(14)
Write down of other real estate and equipment	18	24
Decrease (increase) in assets
Interest receivable	(507)	(377)
Income taxes receivable	—	1,171
Other assets	(1,110)	(627)
(Decrease) increase in other liabilities
Interest payable	739	365
Minimum required contributions to defined benefits pension plan	—	(336)
Income taxes payable	242	—
Other liabilities	(293)	(137)

Net cash provided by operating activities	5,272	4,079

Cash flows from investing activities
Proceeds from sales of available for sale securities	5,024	2,109
Proceeds from maturities and calls of available for sale securities	15,045	15,684
Purchases of available for sale securities	(457)	(8,120)
Purchase of derrivative instrument	(445)	—
Net increase in loans	(91,486)	(26,042)
Contribution to defined benefit pension plan	—	(2,000)
Purchases of bank premises and equipment	(2,031)	(2,521)
Proceeds from sales of other real estate and equipment	1,826	1,584

Net cash used in investing activities	(72,524)	(19,306)

Cash flows from financing activities
Net increase (decrease) in deposits	43,009	(12,521)
Increase (decrease) in borrowings	10,700	(4,298)
Proceeds from issuance of common stock	91	4,894
Dividends paid	(1,306)	(1,162)
Purchase of treasury stock	—	(91)

Net cash provided by (used in) financing activities	52,494	(13,178)

Decrease in cash and cash equivalents	(14,757)	(28,405)

Cash and cash equivalents
Beginning of period	48,585	63,177

End of period	$33,828	$34,772

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	9,813	6,484
Income taxes	2,066	—

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

Commitments and Contingencies:

BancTrust and its subsidiaries are from time to time defendants in legal actions arising from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at June 30, 2006 will have a materially adverse effect on BancTrust’s financial statements.

On November 18, 2004, BancTrust executed a contract for the construction of a new main office facility in its Tuscaloosa, Alabama market. As of June 30, 2006 BancTrust had paid approximately $1,900,000 toward the construction project, and anticipates its additional commitment to the project to be approximately $1,000,000 payable in varying installments over the remaining construction period, which is to be completed in the third quarter of 2006.

Earnings Per Share (“EPS”):

The following table reflects the reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation for the three and six months ended June 30, 2006 and 2005 respectively (in thousands, except per share data):

	Three months ended June 30, 2006			Six months ended June 30, 2006
	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
Basic EPS
Income available to common stockholders	$2,274	5,902	$0.39	$4,766	5,900	$0.81
Effect of dilutive securities
Stock options		35			31

Diluted EPS	$2,274	5,937	$0.38	$4,766	5,931	$0.80

	Three months ended June 30, 2005			Six months ended June 30, 2005
	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
Basic EPS
Income available to common stockholders	$1,611	5,860	$0.27	$3,046	5,723	$0.53
Effect of dilutive securities
Stock options		26			29

Diluted EPS	$1,611	5,886	$0.27	$3,046	5,752	$0.53

Stock-Based Compensation

At June 30, 2006, BancTrust had a stock option plan, which is described more fully in Note 20 to the Consolidated Financial Statements its Annual Report on Form 10-K. Effective January 1, 2006, BancTrust adopted SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”) utilizing the modified prospective method of accounting. Prior to the adoption of SFAS 123(R) BancTrust accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly recognized no compensation expense for stock option grants.

Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation costs recognized in the first six months of 2006 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

Grant-date fair value is measured on the date of grant using an option-pricing model with market assumptions. The grant-date fair value is amortized into expense on a straight-line over the vesting period. Option pricing models require the use of highly subjective assumptions, including but not limited to, expected stock price volatility, forfeiture rates, and interest rates, which if changed can materially affect fair value estimates. Accordingly the model does not necessarily provide a reliable single measure of the fair value of BancTrust’s stock options.

As a result of adopting SFAS 123(R) on January 1, 2006, net income for the six months ended June 30, 2006, was approximately $265,000 lower than if BancTrust had continued to account for stock-based compensation under APB No. 25 for stock option grants. Basic and diluted earnings per share for the six months ended June 30, 2006 were $0.05 lower as a result of BancTrust adopting SFAS 123(R). Net income and earnings per share for the six months ended June 30, 2005 would not have been affected by the adoption of SFAS 123(R).

On September 9, 2005 BancTrust granted options to its President and Chief Executive Officer to purchase 50,000 shares of its common stock at the then current market price ($15.375). Also on September 9, 2005 BancTrust awarded its President and Chief Executive Officer 6,000 shares of restricted common stock. On May 2, 2006, both the options and restricted shares became fully vested and exercisable upon the death of BancTrust’s President and Chief Executive Officer. Accordingly, BancTrust recognized approximately $239,000 of related expense in the second quarter of 2006, on a pre-tax basis.

The following is a summary of BancTrust’s weighted average assumptions used to estimate the weighted-average per share fair value of options granted during the six months ended June 30, 2006 on the date of grant using the Black-Scholes option-pricing model.

	For the six months ended June 30
	2006	2005
Expected life (in years)	5.0	N/A
Expected volatility	21.63%	N/A
Risk-free interest rate	4.99%	N/A
Expected dividend yield	2.36%	N/A
Weighted-average fair value of options granted during the period	$4.02	N/A

At June 30, 2006, there was approximately $198,000 of pre-tax, unrecognized compensation costs related to share-based payments which is expected to be recognized over a weighted-average period of 2.6 years.

The following table represents stock option activity for the six months ended June 30, 2006:

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
			(years)			(years)
Options outstanding, beginning of period	207,034	$15.63		170,410	$14.83
Granted	14,700	18.92		56,500	18.53
Exercised	(1,294)	12.35		(6,470)	12.35
Terminated	—			—	—

Options outstanding, end of period	220,440	15.95	6.62	220,440	15.95	6.62

Exercisable, end of period	163,940	$15.40	4.15	163,940	$15.40	4.15

Shares available for future stock option grants to employees and directors under existing plans totaled 435,576 at June 30, 2006. At June 30, 2006 the aggregate intrinsic value of options outstanding was $1,445,000 and the aggregate intrinsic value of options exercisable was $1,165,000. Total intrinsic value of options exercised was $9,902 for the three months ended June 30, 2006 and $39,882 for the six months ended June 30, 2006.

The following table summarizes BancTrust’s nonvested stock option activity for the six months ended June 30, 2006:

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	Number	Weighted Average Grant Date Fair Value	Number	Weighted Average Grant Date Fair Value
Options outstanding, beginning of period	91,800	$3.43	50,000	$2.94
Granted	14,700	4.02	56,500	4.02
Terminated	—	—	—	—
Vested	(50,000)	2.94	(50,000)	2.94

Options outstanding, end of period	56,500	$4.02	56,500	$4.02

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

Use of estimates in the preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses, goodwill impairment and deferred tax assets or liabilities.

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

Fair values of reporting units were estimated using discounted cash flow models derived from internal earnings forecasts. The key assumptions used to estimate the fair value of each reporting unit included earnings forecasts for 10 years, terminal values based on future growth rates and discount interest rates. Changes in market interest rates, depending on the magnitude and duration, could impact the discount interest rates used in the impairment analysis. Generally, and with all other assumptions remaining the same, increasing the discount interest rate used in the analysis would tend to lower the fair value estimates, while lowering the discount interest rate would tend to increase the fair value estimates. BancTrust performed its goodwill impairment analysis according to the aforementioned method as of June 30, 2006. This analysis indicated that no goodwill impairment was present; therefore no impairment loss was recognized.

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

FINANCIAL CONDITION

Cash and Cash Equivalents

At June 30, 2006, cash and cash equivalents had decreased to $33,828,000 from $48,585,000 at December 31, 2005. Cash and cash equivalents primarily consist of cash and due from banks, combined with federal funds sold. At June 30, 2006, BancTrust had $33,828,000 in cash and due from banks, and no federal funds sold, compared to $34,585,000 of cash and due from banks and $14,000,000 of federal funds sold at December 31, 2005. The decline in cash and cash equivalents at June 30, 2006 compared to December 31, 2005 was primarily due to increased loan volumes (see – “Loans”).

Investments

At June 30, 2006, investment securities totaled $203,972,000 compared to $226,043,000 at December 31, 2005. As with cash and cash equivalents, the decline in investment securities was primarily due to increased loan volumes (see – “Loans”).

At June 30, 2006, BancTrust had pledged to the State Treasurer for the State of Alabama and other parties $163,195,000, or approximately 80% of its investment securities portfolio. These securities are typically pledged as collateral to government or other public entities for deposits held by BancTrust that exceed the FDIC insurable limit.

The entire securities portfolio is classified as “available-for-sale”, requiring that it be marked-to-market with the unrealized gains and losses, net of the related tax effect reflected directly in stockholders’ equity. The portfolio had net unrealized losses (net of tax) of $4,950,000 at June 30, 2006 and $3,449,000 (net of tax) at December 31, 2005. BancTrust considers these losses to be temporary.

Loans

Total loans, net of the unearned discount, increased $90,303,000 to $585,812,000 at June 30, 2006, from $495,509,000 at December 31, 2005. The majority of this increase was realized in the commercial and industrial loan portfolio, as well as in the real estate loan portfolio. BancTrust continues to place emphasis on originating loans secured by real estate, as well as on loans to commercial interests. Particular emphasis is placed on originating commercial real estate loans. The following table indicates each of the major loan categories of BancTrust, and the change in volume of each when comparing June 30, 2006 to December 31, 2005.

	June 30, 2006	December 31, 2005	Change
	(In thousands)
Commercial and industrial	$114,091	$87,339	$26,752
Real estate - mortgage
Commercial	308,812	265,740	43,072
Residential	117,079	97,098	19,981
Personal	46,664	45,196	1,468
Overdrafts and credit line	1,000	1,019	(19)

Total loans	587,646	496,392	91,254
Less:
Unearned discount	1,834	883	951

Total loans, net of the unearned discount	$585,812	$495,509	$90,303

Commercial and industrial loans increased from $87,339,000 at December 31, 2005, to $114,091,000 at June 30, 2006. Demand for these types of loans has increased in BancTrust’s newer and more economically dynamic markets, thereby contributing to higher volumes.

Total real estate loans increased $63,053,000 to $425,891,000 at June 30, 2006 from $362,838,000 at December 31, 2005. Specifically, commercial real estate loans increased $43,072,000 from $265,740,000 at December 31, 2005 to $308,812,000 at June 30, 2006, while residential real estate loans increased $19,981,000 to $117,079,000 from $97,098,000 for the same period. BancTrust has placed significant emphasis on originating loans secured by real estate. As a result, the total balances of BancTrust’s real estate loan portfolios have consistently and significantly increased in recent periods.

Personal loans increased from $45,196,000 at December 31, 2005 to $46,664,000 at June 30, 2006. BancTrust has placed continually less significance on personal loan originations in recent periods, as both increased competition from alternative sources of credit and increased levels of denials of personal loan applications have contributed to generally lower personal loan portfolio totals over time. Alternative sources of credit primarily include credit cards and finance companies.

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

Management monitors and evaluates all loans in an effort to identify those which currently possess, or otherwise indicate characteristics of weakness, potential weakness or non-conformity with their original terms. A loan is evaluated in light of its performance against its original stated terms, the fair market value of the collateral securing the loan, known or anticipated economic events and or trends, and the on-going credit worthiness of the borrower and any guarantors. If when a loan is evaluated, there is determined to be a deficiency (or deficiencies) in any of the aforementioned areas, the loan is added to a list of loans which are subject to heightened scrutiny. The loan will be closely monitored and may be modified through negotiations with the borrower, depending of the severity of its condition. Such modifications may include, but are not limited to, the assignment of additional collateral, the modification of repayment terms and the procurement of a guarantor(s). Only after the loan has been paid back in full, or performs in a favorable manner for a sustained period of time with all identified deficiencies having been duly discharged and documented, will the loan no longer receive the exceptionally close and frequent monitoring previously described.

Using input from BancTrust’s credit risk identification processes, BancTrust’s credit administration personnel analyze and validate the loan loss reserve methodology at least quarterly. The analyses include specific allowances for individual loans and general allowances for certain pools of loans. The credit administration personnel, along with senior management review and ensure the methodology is appropriate and that all risk elements have been assessed in order to determine the appropriate level of allowance for the inherent losses in the loan portfolio at each quarter end.

The first element of the allowance for loan losses involves the calculation of specific allowances for individual impaired loans as required by SFAS 114 and 118. In addition, BancTrust requires that a broad group of loans be analyzed for impairment each quarter (this includes all loans of $500,000 and over that have internal risk ratings below a predetermined classification level). The credit administration area validates all impairment testing and validates the reserve allocations for all impaired loans each quarter. Reserves associated with these activities are based on a thorough analysis of the most probable sources of repayment which is normally the liquidation of collateral, but also includes discounted future cash flows or the market value of the loan itself.

The second element of the allowance for loan losses is the application of loan charge off factors to specific pools of loans that contain similar characteristics. This part of the methodology is governed by SFAS 5. These factors are based upon recent and historical net loan charge-off experience and are typically applied to the portfolio by loan type. Historical net loan charge off factors used in this analysis are adjusted quarterly based on loss trends.

The third reserve element involves the application of identifiable risk factors that are less quantifiable and of a more subjective nature. Examples of such factors may include additional reserves for relatively new lines of business or new markets, where BanTrust’s lending experience and local economic knowledge is limited.

At June 30, 2006, BancTrust’s allowance for loan losses had a balance of $5,785,000, compared to $6,654,000 at December 31, 2005. The ratio of the allowance to total loans, net of the unearned discount, was 0.99% and 1.34% at June 30, 2006 and December 31, 2005, respectively. As a percentage of total loans, net of the unearned discount, non-accruing loans decreased to ..12% at June 30, 2006, compared to .16% at December 31, 2005. The coverage of the allowance to non-accruing loans was 7.90X and 8.16X at June 30, 2006 and December 31, 2005, respectively.

Loans requiring special attention because of potential weakness (“special attention loans”) decreased to $21,961,000 at June 30, 2006 from $24,974,000 at December 31, 2005. This reduction is due in part to intensive efforts by management to reduce special attention loans. Special attention loans are comprised of those loans classified as “substandard”, “doubtful” or “loss”, within the classification processes used by BancTrust in its loan review function. At June 30, 2006, approximately $813,000 of the $5,785,000 allowance for loan losses was allocated to special attention loans. At June 30, 2006, impaired loans totaled $6,206,000, and accounted for $655,000 of the allowance for loan losses total. The following table indicates the loan charge off and recovery activity of BancTrust for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In Thousands)
Loans charged-off	$265	$1,251	$441	$2,132
Recoveries of loans previously charged off	(192)	(340)	(464)	(829)

Net loans (recovered) charged-off	$73	$911	$(23)	$1,303

Deposits

BancTrust held $731,058,000 in total deposits at June 30, 2006 compared to $688,049,000 at December 31, 2005. Time deposits increased, while demand and savings deposits decreased. The net effect was a $43,009,000 increase in total deposits between the two periods.

Included in time deposits at June 30, 2006 was $54,110,000 of brokered time deposits, compared to $20,669,000 at December 31, 2005. Brokered deposits are more likely to be withdrawn from BancTrust upon maturity than other more traditional types of deposits. These deposits are fully insured by the Federal Deposit Insurance Corporation and are typically deployed by management to meet short-term funding needs.

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

The asset items that are BancTrust’s primary sources of liquidity are cash and cash equivalents (see - “Cash and Cash Equivalents”). Also, the asset base provides liquidity through interest and fee income on loans, loan repayments and the maturity or sales of other earning assets, including securities. BancTrust’s securities are generally high grade, marketable securities. At June 30, 2006, the entire investment securities portfolio of BancTrust was classified as available-for-sale (see - “Investments”).

The liability base provides liquidity through deposit growth, the rollover of maturing deposits and accessibility to external sources of funds, (“borrowed funds”). Borrowed funds totaled $48,432,000 at June 30, 2006 compared to $37,732,000 at December 31, 2005.

BancTrust has several available sources from which to borrow funds. The predominant source of borrowed funds utilized by BancTrust is the Federal Home Loan Bank of Atlanta (“FHLB”). At June 30, 2006, BancTrust had total advances from FHLB, $47,616,000. When combined with approximately $18,500,000 of guarantees on commercial letters of credit provided by the FHLB, BancTrust had approximately $66,116,000 of active credit facilities at the FHLB on June 30, 2006. Total credit facilities available to BancTrust at the FHLB were approximately $66,846,000 on June 30, 2006. BancTrust had unused federal funds lines of credit with correspondent financial institutions of approximately $52,000,000 at June 30, 2006.

Stockholders’ Equity and Regulatory Capital

At June 30, 2006, stockholders’ equity totaled $83,661,000, compared to $81,551,000 at December 31, 2005. Risk-based capital regulations require all bank holding companies and banks to achieve and maintain a minimum total capital to risk based assets ratio of 8%, at least half of which must be in the form of Tier 1 capital (consisting of stockholders’ equity less goodwill, other qualifying intangible assets and allowance for loan losses). The following table indicates the risk-based capital ratios of BancTrust and Peoples Bank at June 30, 2006.

	Risk-Based Capital Ratios & Leverage Ratios As of June 30, 2006
	Dollars in Thousands
	BancTrust		Peoples Bank
RISK-BASED CAPITAL RATIOS

Tier 1 Capital	$82,396	12.52%	$76,549	11.66%
Tier 1 Capital – Minimum Required	26,326	4.00%	26,252	4.00%

Excess	$56,070	8.52%	$50,297	7.66%

Total Capital	$88,181	13.40%	$82,334	12.55%
Total Capital – Minimum Required	52,652	8.00%	52,504	8.00%

Excess	$35,529	5.40%	$29,830	4.55%

Net risk-weighted assets	$658,148		$656,304

LEVERAGE RATIOS
Total Tier 1 Capital	$82,396	9.77%	$76,549	9.15%
Minimum Leverage Requirement	33,745	4.00%	33,470	4.00%

Excess	$48,651	5.77%	$43,079	5.15%

Average Total Assets,
Net of all intangibles	$843,636		$836,751

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

The process of measuring, compiling and analyzing the maturity and repricing dynamics of interest sensitive assets and liabilities is referred to as “asset liability management”. BancTrust has established an ALCO (see - “Liquidity”), consisting of executive management and the Principal Accounting Officer. The ALCO is responsible for ensuring that the relationship of interest sensitive assets and liabilities, as defined by their respective maturity and repricing characteristics, does not become so mismatched as to expose BancTrust to unacceptable levels of risk in the areas of equity capital valuation, earnings or liquidity. ALCO achieves its objectives via regular meetings where various data relating to specific liquidity and interest rate issues are presented and discussed. At least quarterly, ALCO utilizes an interest rate risk computer model which compiles the detailed repricing and maturity characteristics of BancTrust’s interest sensitive assets and liabilities, and produces various reports and supporting detail, which indicate BancTrust’s overall interest rate risk status.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005.

The profitability of BancTrust in a given period is heavily dependent on the amount of net interest income it is able to generate. Simply stated, net interest income is the amount of interest income realized on earning assets such as loans and investments that remains after deducting interest expense incurred on interest bearing liabilities such as interest bearing deposits and borrowed funds.

For the three months ended June 30, 2006 (the “2006 quarter”) BancTrust earned $13,035,000 of interest income on its interest earning assets, compared to $10,206,000 for the same period in 2005 (the “2005 quarter”). Increases in the average annual yields and average volumes of interest earning assets accounted for the increase in interest income between the two periods. In the 2006 quarter, interest earning assets yielded 6.69% on average volume of $781,214,000, and 5.70% on average volume of $717,670,000 in the 2005 quarter.

Interest and fees on loans totaled $10,861,000 in the 2006 quarter and $7,654,000 in the 2005 quarter. Both the average annual yield earned on the loan portfolio and its average balance increased between the two periods. In the 2006 quarter, loans yielded an average of 7.73% on an average balance of $563,866,000, compared to an average annual yield of 6.93% on an average balance of $442,843,000 in the 2005 quarter. Increased loan demand between the two periods (see “Loans”) contributed to higher average balances, while increases in market interest rates between the two periods contributed to the higher average yields.

Interest income earned on the investment securities portfolio declined to $2,055,000 in the 2006 quarter from $2,274,000 in the 2005 quarter. The average balance of the investment securities portfolio declined to $209,583,000 in the 2006 quarter from $242,753,000 in the 2005 quarter. The decrease in the average balance of the investment securities portfolio was the primary contributing factor to the lower interest income earned from it, given that the average annual yield increased to 3.93% in the 2006 quarter from 3.76% in the 2005 quarter. The lower average balance was primarily the result of available funds within the investment securities portfolio being redeployed into the higher yielding loan portfolio. Increases in market interest rates contributed to the higher average yield between the two quarters.

Interest income earned on federal funds sold and interest bearing deposits in banks totaled $119,000 in the 2006 quarter and $277,000 in the 2005 quarter. In the 2006 quarter, federal funds and interest bearing deposits in banks earned an average annual yield of 6.12% on average volume of $7,766,000 compared to an average annual yield of 3.47% on average volume of $32,075,000 in the 2005 quarter. Increases in short term market interest rates between the two quarters contributed to the higher average annual yield on these instruments, while increases in BancTrust’s loan portfolio contributed to lower average balances.

Interest expense on deposits increased to $5,195,000 in the 2006 quarter from $2,984,000 in the 2005 quarter. Increases in both average balances and the average annual rates of interest paid on interest bearing deposits were contributing factors. In the 2006 quarter, the average annual cost of interest bearing deposits was 3.31%, compared to 2.09% in the 2005 quarter. The average balance of interest bearing deposits in the 2006 quarter was $628,646,000, compared to $573,343,000 in the 2005 quarter. Higher market interest rates and loan demand contributed to the increased cost of interest bearing deposits between the two periods. In the 2006 quarter, BancTrust purchased approximately $30,000,000 of brokered time deposits, which contributed to the aforementioned increases in both the average balance of interest bearing deposits and their average annual cost.

Interest expense on borrowed funds decreased to $543,000 in the 2006 quarter from $597,000 in the 2005 quarter. The primary factor in this decrease was that the average balance of borrowed funds decreased from $45,403,000 in the 2005 quarter to $40,958,000 in the 2006 quarter. The average rate of interest paid on borrowed funds was 5.38% in the 2006 quarter and 5.33% in the 2005 quarter.

The resulting net interest income for the 2006 quarter totaled $7,297,000 compared to $6,626,000 for the 2005 quarter. Expressed as an annualized percentage of average interest earning assets for a given period, net interest income is referred to as net interest margin. BancTrust’s net interest margin in the 2006 quarter was 3.75%, compared to 3.70% in the 2005 quarter.

Provision for loan losses generally has the effect of decreasing income, as it represents additions to the allowance for loan losses deemed necessary to adequately provide for potential losses within BancTrust’s loan portfolio (see “Allowance for Loan Losses”). However, in both the 2006 and 2005 quarters, BancTrust realized credits in its provision for loan losses account, as periodic analyses of its loan portfolio indicated that reductions to the allowance for loan losses account were warranted. BancTrust realized a credit provision for loan losses in each of the 2006 and 2005 quarters in the amounts of $351,000 and $143,000 respectively.

Noninterest income decreased slightly in the 2006 quarter to $2,266,000, compared to $2,308,000 in the 2005 quarter. Deposit fee income increased slightly, but was offset by minor reductions in trust fees, fees associated with the issuance of letters of credit and the termination in late 2005 of BancTrust’s residential mortgage origination business.

Noninterest expense decreased approximately 5.1%, from $6,853,000 in the 2005 quarter to $6,499,000 in the 2006 quarter. Decreases in expenses associated with other real estate owned, deposit insurance premiums, deposit account charge offs and fee reimbursements all contributed to the overall decrease in noninterest expense between the 2005 and 2006 quarters.

The provision for income taxes in the 2006 quarter totaled $1,141,000 compared to $612,000 in the 2005 quarter. The effective income tax rate increased to 33.4% in the 2006 quarter from 27.53% in the 2005 quarter, primarily due to the fact that income tax credits available to BancTrust are static amounts. Consequently, as income before provision for income taxes increased, the relative beneficial impact of these income tax credits was diluted.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005.

For the six months ended June 30, 2006 (“YTD 2006”) BancTrust earned $24,733,000 of interest income on its interest earning assets, compared to $19,914,000 for the same period in 2005 (“YTD 2005”). Increases in the average annual yields and average volumes of interest earning assets accounted for the increase in interest income between the two periods. In YTD 2006, interest earning assets yielded 6.55% on average volume of $762,014,000, and 5.55% on average volume of $723,137,000 in YTD 2005.

Interest and fees on loans totaled $20,259,000 in YTD 2006 and $14,882,000 in YTD 2005. Both the average annual yield earned on the loan portfolio and its average balance increased between the two periods. In YTD 2006, loans yielded an average of 7.61% on an average balance of $536,604,000, compared to an average annual yield of 6.79% on an average balance of $441,880,000 in YTD 2005. Increased loan demand between the two periods (see “Loans”) contributed to higher average balances, while increases in market interest rates between the two periods contributed to the higher average yields.

Interest income earned on the investment securities portfolio declined to $4,182,000 in YTD 2006 from $4,523,000 in YTD 2005. The average balance of the investment securities portfolio declined to $215,420,000 in YTD 2006 from $245,975,000 in YTD 2005. The decrease in the average balance of the investment securities portfolio was the primary contributing factor to the lower interest income earned from it, given that the average annual yield increased to 3.91% in YTD 2006 from 3.71% in YTD 2005. The lower average balance was primarily the result of available funds within the investment securities portfolio being redeployed into the higher yielding loan portfolio. Increases in market interest rates contributed to the higher average yield between the two periods.

Interest income earned on federal funds sold and interest bearing deposits in banks totaled $293,000 in YTD 2006 and $510,000 in YTD 2005. In YTD 2006, federal funds and interest bearing deposits in banks earned an average annual yield of 5.91% on average volume of $9,990,000 compared to an average annual yield of 2.91% on average volume of $35,282,000 in YTD 2005. Increases in short term market interest rates between the two periods contributed to the higher average annual yield on these instruments, while increases in BancTrust’s loan portfolio contributed to lower average balances.

Interest expense on deposits increased to $9,508,000 in YTD 2006 from $5,638,000 in YTD 2005. Increases in both average balances and the average annual rates of interest paid on interest bearing deposits were contributing factors. In YTD 2006, the average annual cost of interest bearing deposits was 3.14%, compared to 1.97% in YTD 2005. The average balance of interest bearing deposits in YTD 2006 was $611,468,000, compared to $576,443,000 in YTD 2005. Higher market interest rates and loan demand contributed to the increased cost of interest bearing deposits between the two periods. In YTD 2006, BancTrust purchased approximately $30,000,000 of brokered time deposits, which contributed to the aforementioned increases in both the average balance of interest bearing deposits and their average annual cost.

Interest expense on borrowed funds decreased to $1,045,000 in YTD 2006 from $1,211,000 in YTD 2005. The primary factor in this decrease was that the average balance of borrowed funds decreased from $46,776,000 in YTD 2005 to $40,230,000 in YTD 2006. The average rate of interest paid on borrowed funds was 5.24% in YTD 2006 and 5.22% in YTD 2005.

The resulting net interest income for YTD 2006 totaled $14,181,000 compared to $13,065,000 for YTD 2005. Expressed as an annualized percentage of average interest earning assets for a given period, net interest income is referred to as net interest margin. BancTrust’s net interest margin in YTD 2006 was 3.75%, compared to 3.64% in YTD 2005.

Provision for loan losses generally has the effect of decreasing income, as it represents additions to the allowance for loan losses deemed necessary to adequately provide for potential losses within BancTrust’s loan portfolio (see “Allowance for Loan Losses”). However, for both YTD 2006 and YTD 2005, BancTrust realized credits in its provision for loan losses account, as periodic analyses of its loan portfolio indicated that reductions to the allowance for loan losses account were warranted. BancTrust realized a credit provision for loan losses in each of YTD 2006 and YTD 2005 in the amounts of $893,000 and $456,000 respectively.

Noninterest income increased in YTD 2006 to $4,668,000, compared to $4,371,000 in YTD 2005. Fee income earned on deposit accounts and trust services accounted for the majority of this increase between the two periods, and were partially offset by decreases in fees associated with the issuance of letters of credit and the termination in late 2005 of BancTrust’s residential mortgage origination business.

Noninterest expense decreased approximately 7.7%, from $13,669,000 in YTD 2005 to $12,623,000 in YTD 2006 quarter. Decreases in expenses associated with other real estate owned, deposit insurance premiums, deposit account charge offs and fee reimbursements all contributed to the overall decrease in noninterest expense between the 2005 and 2006 quarters.

The provision for income taxes in YTD 2006 totaled $2,353,000 compared to $1,177,000 in YTD 2005. The effective income tax rate increased to 33.05% in YTD 2006 from 27.87% in YTD 2005, primarily due to the fact that income tax credits available to BancTrust are static amounts. Consequently, as income before provision for income taxes increased, the relative beneficial impact of these income tax credits was diluted.

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

In February 2006, BancTrust’s management entered into an agreement known as an “interest rate floor” in order to hedge BancTrust’s exposure to declining market interest rates. Pursuant to the agreement, BancTrust’s counterparty has agreed to pay BancTrust an amount equal to the difference between the prime interest rate and 6.50% multiplied by a $50,000,000 notional amount in the event the prime interest rate falls below 6.50% during the five year term of the agreement. BancTrust paid to its counterparty a one-time premium equal to $445,000 which is being amortized over the 5 year term of the agreement. The interest rate floor is being marked to market and accounted for as a cash flow hedge.

Item 4. Controls and Procedures

BancTrust carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2006, pursuant to Rule 13a – 15(b) of the Securities Exchange Act of 1934. Based on this evaluation, BancTrust’s chief executive officer and chief financial officer concluded that BancTrust’s disclosure controls and procedures, as designed and implemented, are effective in timely alerting them to material information required to be included in its periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, BancTrust reviewed its internal controls. There has been no change in BancTrust’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, BancTrust’s internal controls over financial reporting.

Item 5. Other Information

On May 2, 2006, BancTrust’s President and Chief Executive Officer, Walter A. Parrent, died. Accordingly, certain stock based compensation awards and other benefits were accelerated. All restricted stock awards became fully vested and all stock options became exercisable upon Mr. Parrent’s death. See Notes to the Unaudited Condensed Consolidated Financial Statements (“Stock Based Compensation”) in Item 1 – (“Financial Statements”)

In addition, upon his death, Mr. Parrent’s widow or estate was paid one-half of his current annual salary. All such death benefits were funded by proceeds from life insurance policies funded by BancTrust.

PART II – OTHER INFORMATION

Item 1.A Risk Factors

There were no material changes from risk factors as previously disclosed in BancTrust’s Form 10-K for the period ended December 31, 2005 in response to Item 1A. to Part 1 of Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

On May 9, 2006, BancTrust held its Annual Meeting of Shareholders at which the following matter was considered and voted on:

Proposal I – Election of Directors

NOMINEES	FOR	WITHHELD
Johnny Crear	4,323,014	1,035,651
Harry Gamble, Jr.	4,378,220	980,445
Ted M. Henry	4,404,896	953,769
Elam P. Holley, Jr.	3,972,695	1,385,970
Edith Morthland Jones	4,355,061	1,003,604
D. Joseph McInnes	4,422,813	935,852
Thomas E. Newton	4,103,468	1,255,197
David Y. Pearce	4,404,781	953,884
Julius E. Talton, Jr.	4,404,896	953,769
Daniel P. Wilbanks	4,404,896	953,769

There were no abstentions or broker non-votes.

Item 6. Exhibits

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

Exhibit No. 32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Peoples BancTrust Company, Inc.

Date: August 10, 2006	/s/ Ted M. Henry
Ted M. Henry
Chairman and Chief Executive Officer

Date: August 10, 2006	/s/ Thomas P. Wilbourne
Thomas P. Wilbourne
Chief Financial Officer