Form 10-Q
period 2006-09-30
PEOPLES BANCTRUST CO INC
filed 2006-11-14
CIK 762128

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of the close of business on November 10, 2006, 5,912,071 shares of the registrant’s Common Stock, par value $.10 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

THE PEOPLES BANCTRUST COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Cash and due from banks	$48,359	$34,585
Federal funds sold	—	14,000

Cash and cash equivalents	48,359	48,585

Available-for-sale securities	198,535	226,043

Loans, net of unearned income	592,242	495,509
Allowance for loan losses	(6,112)	(6,654)

Loans, net	586,128	488,855

Bank premises and equipment	41,123	37,960
Less accumulated depreciation	(20,314)	(19,014)

Bank premises and equipment, net	20,808	18,946

Other real estate, net	1,314	2,746
Interest receivable	5,001	3,921
Intangible assets acquired, net	6,478	6,634
Deferred income taxes	2,315	2,283
Other assets	16,657	13,759

Total assets	$885,596	$811,773

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand-noninterest bearing	$83,852	$85,538
Demand-interest bearing	250,650	238,010
Savings	34,970	36,965
Time	373,969	327,536

Total deposits	743,440	688,049
Other borrowed funds	48,530	37,732
Interest payable	3,628	2,176
Income taxes payable	1,221	223
Other liabilities	2,300	2,042

Total liabilities	799,120	730,222

Stockholders’ equity:
Common stock	591	590
Treasury stock	—	(91)
Additional paid-in capital	17,066	16,586
Accumulated other comprehensive loss, net of tax	(3,579)	(3,449)
Deferred stock based compensation	(112)	(92)
Retained earnings	72,509	68,007

Total stockholders’ equity	86,476	81,551

Total liabilities and stockholders’ equity	$885,596	$811,773

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Interest income:
Interest and fees on loans and bankers acceptances	$11,721	$8,403	$31,980	$23,285
Interest and dividends on investment securities:
U.S. Government securities	1,069	1,112	3,243	3,275
Other securities and interest-bearing deposits	947	1,082	2,955	3,441
Interest on federal funds sold and interest bearing deposits in banks	417	246	710	755

Total interest income	14,155	10,843	38,888	30,757

Interest expense:
Interest on deposits	5,994	3,523	15,501	9,162
Interest on federal funds purchased and other borrowed funds	600	509	1,645	1,719

Total interest expense	6,594	4,032	17,146	10,881

Net interest income	7,562	6,811	21,743	19,876

Provision (credit) for loan losses	428	(26)	(465)	(482)

Net interest income after provision (credit) for loan losses	7,134	6,837	22,207	20,358

Noninterest income:
Trust department income	214	227	745	673
Service charges on deposit accounts	1,458	1,461	4,287	3,863
Net securities (losses) gains	0	0	(18)	14
Other noninterest income	646	650	1,972	2,159

Total noninterest income	2,318	2,338	6,986	6,709

Noninterest expense:
Salaries and wages	2,950	3,092	8,776	9,348
Pensions and other employee benefits	887	523	2,092	1,524
Occupancy and equipment expenses	1,302	1,289	3,749	3,869
Other noninterest expenses	1,697	1,621	4,842	5,453

Total noninterest expense	6,836	6,525	19,459	20,194

Income before provision for income taxes	2,615	2,650	9,734	6,873

Provision for income taxes	756	600	3,109	1,777

Net income	$1,860	$2,050	$6,625	$5,096

Earnings per share
Basic net income per share	$0.31	$0.35	$1.12	$0.88

Diluted net income per share	$0.31	$0.35	$1.12	$0.88

Dividends per share	$0.12	$0.11	$0.36	$0.33

Basic weighted average number of shares outstanding	5,906,523	5,881,047	5,901,939	5,776,439

Diluted weighted average number of shares outstanding	5,951,038	5,906,186	5,938,918	5,803,011

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2006	2005	2006	2005
Net income	$1,860	$2,050	$6,625	$5,096
Other comprehensive income:
Unrealized (losses) gains on securities available for sale and cash flow hedges during the period	2,497	(1,057)	(225)	(2,420)
Less: reclassification adjustment for net gains included in net income	—	—	(18)	14

Other comprehensive (loss) income	2,497	(1,057)	(206)	(2,434)
Income tax (benefit) provision related to items of other comprehensive loss	922	(390)	(76)	(898)

Other comprehensive (loss) income, net of tax	1,576	(667)	(130)	(1,536)

Comprehensive income, net of tax	$3,435	$1,383	$6,495	$3,560

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASHFLOWS

(In thousands)

	Nine Months Ended September 30,
	2006	2005
	(unaudited)
Cash flows from operating activities
Net income	$6,625	$5,096
Adjustments to reconcile net income to cash provided by operating activities
(Credit) provision for loan losses	(465)	(482)
Depreciation, amortization and accretion	1,601	1,977
Increase in unearned discount	1,757	186
Stock based compensation	297	—
(Gain) loss on sales of OREO	(71)	16
Loss (gain) on sales of securities	18	(14)
Write down of other real estate and equipment	27	34
Decrease (increase) in assets
Interest receivable	(1,080)	(226)
Income taxes receivable	—	1,263
Other assets	(2,828)	724
(Decrease) increase in other liabilities
Interest payable	1,452	684
Minimum required contributions to defined benefits pension plan	—	(336)
Income taxes payable	998	723
Other liabilities	258	(49)

Net cash provided by operating activities	8,590	9,596

Cash flows from investing activities
Proceeds from sales of available for sale securities	5,024	2,323
Proceeds from maturities and calls of available for sale securities	23,501	25,020
Purchases of available for sale securities	(938)	(7,465)
Purchase of derivative instrument	(445)	—
Net increase in loans	(98,915)	(49,769)
Contribution to defined benefit pension plan	—	(2,000)
Purchases of bank premises and equipment	(3,329)	(3,832)
Proceeds from sales of other real estate and equipment	1,963	2,131

Net cash used in investing activities	(73,139)	(33,592)

Cash flows from financing activities
Net increase in deposits	55,391	16,959
Increase (decrease) in borrowings	10,798	(10,251)
Proceeds from issuance of common stock	95	4,900
Dividends paid	(1,962)	(1,759)
Purchase of treasury stock	—	(91)

Net cash provided by financing activities	64,323	9,758

Decrease in cash and cash equivalents	(226)	(14,237)

Cash and cash equivalents
Beginning of period	48,585	63,177

End of period	$48,359	$48,939

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	15,694	10,197
Income taxes	2,067	666

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

Commitments and Contingencies:

BancTrust and its subsidiaries are from time to time defendants in legal actions arising from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at September 30, 2006 will have a materially adverse effect on BancTrust’s financial statements.

Earnings Per Share (“EPS”):

The following table reflects the reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation for the three and nine months ended September 30, 2006 and 2005 respectively (in thousands, except per share data):

	Three months ended September 30, 2006			Nine months ended September 30, 2006
	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
Basic EPS
Income available to common stockholders	$1,860	5,907	$0.31	$6,625	5,902	$1.12
Effect of dilutive securities
Stock options		43			37

Diluted EPS	$1,860	5,950	$0.31	$6,625	5,939	$1.12

	Three months ended September 30, 2005			Nine months ended September 30, 2005
	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
Basic EPS
Income available to common stockholders	$2,050	5,881	$0.35	$5,096	5,776	$0.88
Effect of dilutive securities
Stock options		25			27

Diluted EPS	$2,050	5,906	$0.35	$5,096	5,803	$0.88

Stock-Based Compensation

At September 30, 2006, BancTrust had a stock option plan, which is described more fully in Note 20 to the Consolidated Financial Statements its Annual Report on Form 10-K. Effective January 1, 2006, BancTrust adopted SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”) utilizing the modified prospective method of accounting. Prior to the adoption of SFAS 123(R) BancTrust accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly recognized no compensation expense for stock option grants.

Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation costs recognized in the first nine months of 2006 include compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

Grant-date fair value is measured on the date of grant using an option-pricing model with market assumptions. The grant-date fair value is amortized into expense on a straight-line basis over the vesting period. Option pricing models require the use of highly subjective assumptions, including but not limited to, expected stock price volatility, forfeiture rates, and interest rates, which if changed can materially affect fair value estimates. Accordingly the model does not necessarily provide a reliable single measure of the fair value of BancTrust’s stock options.

As a result of adopting SFAS 123(R) on January 1, 2006, net income for the nine months ended September 30, 2006, was approximately $297,000 lower than if BancTrust had continued to account for stock-based compensation under APB No. 25 for stock option grants. Basic and diluted earnings per share for the nine months ended September 30, 2006 were $0.05 lower as a result of BancTrust adopting SFAS 123(R). Net income and earnings per share for the nine months ended September 30, 2005 would not have been affected by the adoption of SFAS 123(R).

On September 9, 2005 BancTrust granted options to its then present President and Chief Executive Officer to purchase 50,000 shares of its common stock at the then current market price ($15.375). Also on September 9, 2005 BancTrust awarded its then present President and Chief Executive Officer 6,000 shares of restricted common stock. On May 2, 2006, both the options and restricted shares became fully vested and exercisable upon the death of BancTrust’s aforementioned President and Chief Executive Officer. Accordingly, BancTrust recognized approximately $239,000 of related expense in the second quarter of 2006, on a pre-tax basis.

The following is a summary of BancTrust’s weighted average assumptions used to estimate the weighted-average per share fair value of options granted during the nine months ended September 30, 2006 and 2005 on the date of grant using the Black-Scholes option-pricing model.

	For the nine months ended September 30
	2006	2005
Expected life (in years)	5.0	4.0
Expected volatility	22.17%	22.59%
Risk-free interest rate	4.86%	4.56%
Expected dividend yield	2.45%	2.59%
Weighted-average fair value of options granted during the period	$4.14	$2.94

At September 30, 2006, there was approximately $517,000 of pre-tax, unrecognized compensation costs related to share-based payments which is expected to be recognized over a weighted-average period of 2.7 years.

The following table represents stock option activity for the nine months ended September 30, 2006:

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
			(years)			(years)
Options outstanding, beginning of period	208,440	$16.49		170,410	$14.83
Granted	66,500	15.78		111,000	18.39
Exercised	(2,200)	14.09		(8,670)	12.79
Terminated	—			—	—

Options outstanding, end of period	272,740	16.67	7.11	272,740	16.67	7.11

Exercisable, end of period	161,740	$15.48	3.19	161,740	$15.48	3.19

Shares available for future stock option grants to employees and directors under existing plans totaled 381,076 at September 30, 2006. At September 30, 2006 the aggregate intrinsic value of options outstanding was $637,000 and the aggregate intrinsic value of options exercisable was $341,000. Total intrinsic value of options exercised was $16,000 for the three months ended September 30, 2006 and $53,000 for the nine months ended September 30, 2006.

The following table summarizes BancTrust’s nonvested stock option activity for the three and nine months ended September 30, 2006:

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	Number	Weighted Average Grant Date Fair Value	Number	Weighted Average Grant Date Fair Value
Options outstanding, beginning of period	56,500	$4.02	50,000	$2.94
Granted	54,500	4.27	111,000	4.14
Terminated	—	—	—	—
Vested	—	—	(50,000)	2.94

Options outstanding, end of period	111,000	$4.14	111,000	$4.14

Recently Adopted Accounting Standards

In September 2006, the Financial Accounting Standards Board issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

This Statement will require BancTrust to:

a.	Recognize the funded status of a benefit plan – measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation – in its statement of financial position. For a pension plan, the benefit obligation is the projected benefit obligation.

b.	Recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, Employers’ Accounting for Pensions, or No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of Statements 87 and 106, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements.

c.	Measure defined benefit plan assets and obligations as of the date of the employers’ fiscal year-end statement of financial position (with limited exceptions).

d.	Disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

This Statement amends Statement 87, FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, Statement 106, and FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, and other related accounting literature. Upon initial application of this Statement and subsequently, BancTrust will continue to apply the provisions in Statements 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost.

BancTrust will be required to initially recognize the funded status of its defined benefit pension plan and to provide the required disclosures as of the end of its fiscal year which is December 31, 2006. BancTrust is in the process of evaluating the effect this statement will have on its financial results and condition for future periods.

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

FINANCIAL CONDITION

Cash and Cash Equivalents

At September 30, 2006, cash and cash equivalents totaled $48,359,000, compared to 48,585,000 at December 31, 2005. Cash and cash equivalents primarily consist of cash and due from banks, combined with federal funds sold. At September 30, 2006, cash and cash equivalents consisted entirely of cash and due from banks, compared to $34,585,000 of cash and due from banks and $14,000,000 of federal funds sold at December 31, 2005.

Investments

At September 30, 2006, investment securities totaled $198,535,000 compared to $226,043,000 at December 31, 2005. The decline in investment securities was primarily due to increased loan volumes (see – “Loans”), as available funds were redeployed into the higher yielding loan portfolio.

At September 30, 2006, BancTrust had pledged to the State Treasurer for the State of Alabama and other parties $158,664,000, or approximately 80% of its investment securities portfolio. These securities are typically pledged as collateral to government or other public entities for deposits held by BancTrust that exceed the FDIC insurable limit.

The entire securities portfolio is classified as “available-for-sale”, requiring that it be marked-to-market with the unrealized gains and losses, net of the related tax effect reflected directly in stockholders’ equity. The portfolio had net unrealized losses (net of tax) of $3,336,000 at September 30, 2006 and $3,449,000 (net of tax) at December 31, 2005. BancTrust considers these losses to be temporary.

Loans

Total loans, net of the unearned discount, increased $96,733,000 to $592,242,000 at September 30, 2006, from $495,509,000 at December 31, 2005. The majority of this increase was realized in the commercial and industrial loan portfolio, as well as in the real estate loan portfolio. BancTrust continues to place emphasis on originating loans secured by real estate, as well as on loans to commercial interests. Particular emphasis is placed on originating commercial real estate loans. The following table indicates each of the major loan categories of BancTrust, and the change in volume of each when comparing September 30, 2006 to December 31, 2005.

	September 30, 2006	December 31, 2005	Change
		(In thousands)
Commercial and industrial	$123,950	$87,339	$36,611
Real estate - mortgage
Commercial	308,072	265,740	42,332
Residential	114,227	97,098	17,129
Personal	47,631	45,196	2,435
Overdrafts and credit line	1,001	1,019	(18)

Total loans	594,881	496,392	98,489
Less:
Unearned discount	2,639	883	1,756

Total loans, net of the unearned discount	$592,242	$495,509	$96,733

Commercial and industrial loans increased from $87,339,000 at December 31, 2005, to $123,950,000 at September 30, 2006. Demand for these types of loans has increased in BancTrust’s newer and more economically dynamic markets, thereby contributing to higher volumes.

Total real estate loans increased $59,461,000 to $422,299,000 at September 30, 2006 from $362,838,000 at December 31, 2005. Specifically, commercial real estate loans increased $42,332,000 from $265,740,000 at December 31, 2005 to $308,072,000 at September 30, 2006, while residential real estate loans increased $17,129,000 to $114,227,000 from $97,098,000 for the same period. BancTrust has placed significant emphasis on originating loans secured by real estate. As a result, the total balances of BancTrust’s real estate loan portfolios have consistently and significantly increased in recent periods.

Personal loans increased from $45,196,000 at December 31, 2005 to $47,631,000 at September 30, 2006. BancTrust has placed continually less significance on personal loan originations in recent periods, as both increased competition from alternative sources of credit and increased levels of denials of personal loan applications have contributed to generally lower personal loan portfolio totals over time. Alternative sources of credit primarily include credit cards and finance companies.

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

Management monitors and evaluates all loans in an effort to identify those which currently possess, or otherwise indicate characteristics of weakness, potential weakness or non-conformity with their original terms. A loan is evaluated in light of its performance against its original stated terms, the fair market value of the collateral securing the loan, known or anticipated economic events and or trends, and the on-going credit worthiness of the borrower and any guarantors. If when a loan is evaluated, there is determined to be a deficiency (or deficiencies) in any of the aforementioned areas, the loan is added to a list of loans which are subject to heightened scrutiny. The loan will be closely monitored and may be modified through negotiations with the borrower, depending on the severity of its condition. Such modifications may include, but are not limited to, the assignment of additional collateral, the modification of repayment terms and the procurement of a guarantor(s). Only after the loan has been paid back in full, or performs in a favorable manner for a sustained period of time with all identified deficiencies having been duly discharged and documented, will the loan no longer receive the exceptionally close and frequent monitoring previously described.

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

At September 30, 2006, BancTrust’s allowance for loan losses had a balance of $6,112,000, compared to $6,654,000 at December 31, 2005. The ratio of the allowance to total loans, net of the unearned discount, was 1.03% and 1.34% at September 30, 2006 and December 31, 2005, respectively. As a percentage of total loans, net of the unearned discount, non-accruing loans decreased to 0.07% at September 30, 2006, compared to 0.16% at December 31, 2005. The coverage of the allowance to non-accruing loans was 14.21X and 8.16X at September 30, 2006 and December 31, 2005, respectively.

Loans requiring special attention because of potential weakness (“special attention loans”) decreased to $3,654,000 at September 30, 2006 from $7,487,000 at December 31, 2005. This reduction is due in part to intensive efforts by management to reduce special attention loans. Special attention loans are comprised of those loans management has deemed to be impaired, according to SFAS 114 as previously described. At September 30, 2006, approximately $378,000 of the $6,112,000 allowance for loan losses was allocated to special attention loans. Loan accounted for on a nonaccrual basis decreased to $430,000 at September 30, 2006 from $815,000 at December 31, 2005. The following table indicates the loan charge off and recovery activity of BancTrust for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In Thousands)
Loans charged-off	$319	$399	$760	$2,532
Recoveries of loans previously charged off	(219)	(283)	(683)	(1,112)

Net loans (recovered) charged-off	$100	$116	$77	$1,420

Deposits

BancTrust held $743,440,000 in total deposits at September 30, 2006 compared to $688,049,000 at December 31, 2005. Time and interest bearing demand deposits increased, while noninterest bearing and savings deposits decreased. The net effect was a $55,391,000 increase in total deposits between the two periods.

Included in time deposits at September 30, 2006 was $51,023,000 of brokered time deposits, compared to $20,669,000 at December 31, 2005. Brokered deposits are more likely to be withdrawn from BancTrust upon maturity than other more traditional types of deposits. These deposits are fully insured by the Federal Deposit Insurance Corporation and are typically deployed by management to meet short-term funding needs.

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

The asset items that are BancTrust’s primary sources of liquidity are cash and cash equivalents (see - “Cash and Cash Equivalents”). Also, the asset base provides liquidity through interest and fee income on loans, loan repayments and the maturity or sales of other earning assets, including securities. BancTrust’s securities are generally high grade, marketable securities. At September 30, 2006, the entire investment securities portfolio of BancTrust was classified as available-for-sale (see - “Investments”).

The liability base provides liquidity through deposit growth, the rollover of maturing deposits and accessibility to external sources of funds, (“borrowed funds”). Borrowed funds totaled $48,530,000 at September 30, 2006 compared to $37,732,000 at December 31, 2005.

BancTrust has several available sources from which to borrow funds. The predominant source of borrowed funds utilized by BancTrust is the Federal Home Loan Bank of Atlanta (“FHLB”). At September 30, 2006, BancTrust had total advances from FHLB of $47,715,000. When combined with approximately $18,500,000 of guarantees on commercial letters of credit provided by the FHLB, BancTrust had approximately $66,215,000 of active credit facilities at the FHLB on September 30, 2006. Total credit facilities available to BancTrust at the FHLB were approximately $74,361,000 on September 30, 2006. BancTrust had unused federal funds lines of credit with correspondent financial institutions of approximately $52,000,000 at September 30, 2006.

Stockholders’ Equity and Regulatory Capital

At September 30, 2006, stockholders’ equity totaled $86,476,000, compared to $81,551,000 at December 31, 2005. Risk-based capital regulations require all bank holding companies and banks to achieve and maintain a minimum total capital to risk based assets ratio of 8%, at least half of which must be in the form of Tier 1 capital. Tier 1 capital primarily consists of stockholders’ equity less goodwill and other qualifying intangible assets and net unrealized gains or losses on available for sales securities). The following table indicates the risk-based capital ratios of BancTrust and Peoples Bank at September 30, 2006.

	Risk-Based Capital Ratios & Leverage Ratios As of September 30, 2006
	Dollars in Thousands
	BancTrust		Peoples Bank
RISK-BASED CAPITAL RATIOS
Tier 1 Capital	$83,688	12.22%	$77,782	11.38%
Tier 1 Capital – Minimum Required	27,404	4.00%	27,331	4.00%

Excess	$56,284	8.22%	$50,451	7.38%

Total Capital	$89,800	13.11%	$83,894	12.28%
Total Capital – Minimum Required	54,808	8.00%	54,661	8.00%

Excess	$34,992	5.11%	$29,233	4.28%

Net risk-weighted assets	$685,104		$683,265

LEVERAGE RATIOS
Total Tier 1 Capital	$83,688	9.62%	$77,782	9.00%
Minimum Leverage Requirement	34,797	4.00%	34,559	4.00%

Excess	$48,891	5.62%	$43,223	5.00%

Average Total Assets,
Net of all intangibles	$869,928		$863,987

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005.

The profitability of BancTrust in a given period is heavily dependent on the amount of net interest income it is able to generate. Simply stated, net interest income is the amount of interest income realized on earning assets such as loans and investments that remains after deducting interest expense incurred on interest bearing liabilities such as interest bearing deposits and borrowed funds.

For the three months ended September 30, 2006 (the “2006 quarter”) BancTrust earned $14,155,000 of interest income on its interest earning assets, compared to $10,843,000 for the same period in 2005 (the “2005 quarter”). Increases in the average annual yields and average volumes of interest earning assets accounted for the increase in interest income between the two periods. In the 2006 quarter, interest earning assets yielded 6.92% on average volume of $811,111,000, and 5.87% on average volume of $732,373,000 in the 2005 quarter.

Interest and fees on loans totaled $11,721,000 in the 2006 quarter and $8,403,000 in the 2005 quarter. Both the average annual yield earned on the loan portfolio and its average balance increased between the two periods. In the 2006 quarter, loans yielded an average of 8.00% on an average balance of $581,620,000, compared to an average annual yield of 7.10% on an average balance of $469,903,000 in the 2005 quarter. Increased loan demand between the two periods (see “Loans”) contributed to higher average balances, while increases in market interest rates between the two periods contributed to the higher average yields.

Interest income earned on the investment securities portfolio declined to $2,016,000 in the 2006 quarter from $2,194,000 in the 2005 quarter. The average balance of the investment securities portfolio declined to $200,446,000 in the 2006 quarter from $237,602,000 in the 2005 quarter. The decrease in the average balance of the investment securities portfolio was the primary contributing factor to the lower interest income earned from it, given that the average annual yield increased to 3.99% in the 2006 quarter from 3.66% in the 2005 quarter. The lower average balance was primarily the result of available funds within the investment securities portfolio being redeployed into the higher yielding loan portfolio. Increases in market interest rates contributed to the higher average yield between the two quarters.

Interest income earned on federal funds sold and interest bearing deposits in banks totaled $417,000 in the 2006 quarter and $246,000 in the 2005 quarter. In the 2006 quarter, federal funds and interest bearing deposits in banks earned an average annual yield of 5.70% on average volume of $29,045,000 compared to an average annual yield of 3.92% on average volume of $24,869,000 in the 2005 quarter. Increases in short term market interest rates between the two quarters contributed to the higher average annual yield on these instruments.

Interest expense on deposits increased to $5,994,000 in the 2006 quarter from $3,523,000 in the 2005 quarter. Increases in both average balances and the average annual rates of interest paid on interest bearing deposits were contributing factors. In the 2006 quarter, the average annual cost of interest bearing deposits was 3.62%, compared to 2.39% in the 2005 quarter. The average balance of interest bearing deposits in the 2006 quarter was $656,420,000, compared to $584,963,000 in the 2005 quarter. Higher market interest rates and loan demand contributed to the increased cost of interest bearing deposits between the two periods.

Interest expense on borrowed funds increased to $600,000 in the 2006 quarter from $509,000 in the 2005 quarter. This increase is primarily attributable to a higher average balance of borrowed funds in the 2006 quarter compared to the 2005 quarter, as the average cost of borrowed funds declined between the two periods. The average rate of interest paid on borrowed funds was 4.92% in the 2006 quarter and 5.36% in the 2005 quarter. The average balance of borrowed funds in the 2006 quarter totaled $48,361,000, compared to $38,059,000 in the 2005 quarter.

The resulting net interest income for the 2006 quarter totaled $7,562,000 compared to $6,811,000 for the 2005 quarter. Expressed as an annualized percentage of average interest earning assets for a given period, net interest income is referred to as net interest margin. BancTrust’s net interest margin in the 2006 quarter was 3.70%, compared to 3.69% in the 2005 quarter.

Provision for loan losses in the 2006 quarter totaled $428,000 compared to ($26,000) in the 2005 quarter. The provision for loan losses in a given period represents adjustments to the allowance for loan losses account that are deemed necessary to adequately provide for potential losses within BancTrust’s loan portfolio at a given point in time (see “Allowance for Loan Losses”). In the 2005 quarter, the provision for loan losses represented adjustments that lowered the allowance for loan losses account, causing the ($26,000) provision for loan losses amount to have an increasing effect on income. In the 2006 quarter, BancTrust deemed it necessary to increase the allowance for loan losses, and therefore realized $428,000 of provision for loan losses, which had a decreasing effect on income.

Noninterest income decreased slightly in the 2006 quarter to $2,318,000, compared to $2,338,000 in the 2005 quarter.

Noninterest expense increased approximately 4.8%, from $6,525,000 in the 2005 quarter to $6,836,000 in the 2006 quarter. Significant increases in employee benefits expenses associated health care premiums and BancTrust’s primary employee incentive plan were the primary contributing factors to the overall increase in noninterest expense between the two quarters.

Provision for income taxes in the 2006 quarter totaled $756,000 compared to $600,000 in the 2005 quarter. The effective income tax rate increased to 28.9% in the 2006 quarter from 22.6% in the 2005 quarter. In the 2005 quarter, BancTrust realized benefits from the recognition of certain tax credits that were not available in the 2006 quarter. Consequently, the provision for income taxes was higher in the 2006 quarter than in the 2005 quarter.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005.

For the nine months ended September 30, 2006 (“YTD 2006”) BancTrust earned $38,888,000 of interest income on its interest earning assets, compared to $30,757,000 for the same period in 2005 (“YTD 2005”). Increases in the average annual yields and average volumes of interest earning assets accounted for the increase in interest income between the two periods. In YTD 2006, interest earning assets yielded 6.68% on average volume of $778,559,000, and 5.66% on average volume of $726,250,000 in YTD 2005.

Interest and fees on loans totaled $31,980,000 in YTD 2006 and $23,285,000 in YTD 2005. Both the average annual yield earned on the loan portfolio and its average balance increased between the two periods. In YTD 2006, loans yielded an average of 7.75% on an average balance of $551,774,000, compared to an average annual yield of 6.90% on an average balance of $451,324,000 in YTD 2005. Increased loan demand between the two periods (see “Loans”) contributed to higher average balances, while increases in market interest rates between the two periods contributed to the higher average yields.

Interest income earned on the investment securities portfolio declined to $6,198,000 in YTD 2006 from $6,716,000 in YTD 2005. The average balance of the investment securities portfolio declined to $210,374,000 in YTD 2006 from $243,153,000 in YTD 2005. The decrease in the average balance of the investment securities portfolio was the primary contributing factor to the lower interest income earned from it, given that the average annual yield increased to 3.94% in YTD 2006 from 3.69% in YTD 2005. The lower average balance was primarily the result of available funds within the investment securities portfolio being redeployed into the higher yielding loan portfolio. Increases in market interest rates contributed to the higher average yield between the two periods.

Interest income earned on federal funds sold and interest bearing deposits in banks totaled $710,000 in YTD 2006 and $755,000 in YTD 2005. In YTD 2006, federal funds and interest bearing deposits in banks earned an average annual yield of 5.78% on average volume of $16,412,000 compared to an average annual yield of 3.18% on average volume of $31,773,000 in YTD 2005. Increases in short term market interest rates between the two periods contributed to the higher average annual yield on these instruments, while increases in BancTrust’s loan portfolio contributed to lower average balances.

Interest expense on deposits increased to $15,501,000 in YTD 2006 from $9,162,000 in YTD 2005. Increases in both average balances and the average annual rates of interest paid on interest bearing deposits were contributing factors. In YTD 2006, the average annual cost of interest bearing deposits was 3.31%, compared to 2.11% in YTD 2005. The average balance of interest bearing deposits in YTD 2006 was $626,616,000, compared to $579,314,000 in YTD 2005. Higher market interest rates and loan demand contributed to the increased cost of interest bearing deposits between the two periods. In YTD 2006, BancTrust purchased approximately $33,000,000 of brokered time deposits, which contributed to the aforementioned increases in both the average balance of interest bearing deposits and their average annual cost.

Interest expense on borrowed funds decreased to $1,645,000 in YTD 2006 from $1,719,000 in YTD 2005. Decreases in both the average balance and average rate of interest paid contributed to the overall decline. In YTD 2006, BancTrust paid an average annual rate of interest on its borrowed funds of 5.12% on average volume of $42,970,000. In YTD 2005, BancTrust paid an average annual rate of interest on its borrowed funds of 5.24% on average volume of $43,838,000.

The resulting net interest income for YTD 2006 totaled $21,743,000 compared to $19,876,000 for YTD 2005. Expressed as an annualized percentage of average interest earning assets for a given period, net interest income is referred to as net interest margin. BancTrust’s net interest margin in YTD 2006 was 3.73%, compared to 3.66% in YTD 2005.

Provision for loan losses generally has the effect of decreasing income, as it represents additions to the allowance for loan losses deemed necessary to adequately provide for potential losses within BancTrust’s loan portfolio (see “Allowance for Loan Losses”). However, for both YTD 2006 and YTD 2005, BancTrust realized credits in its provision for loan losses account, as periodic analyses of its loan portfolio indicated that reductions to the allowance for loan losses account were warranted. BancTrust realized a credit provision for loan losses in each of YTD 2006 and YTD 2005 in the amounts of $465,000 and $482,000 respectively.

Noninterest income increased in YTD 2006 to $6,986,000, compared to $6,709,000 in YTD 2005. Fee income earned on deposit accounts and trust services accounted for the majority of this increase between the two periods, and were partially offset by decreases in fees associated with the issuance of letters of credit and the termination in late 2005 of BancTrust’s residential mortgage origination business.

Noninterest expense decreased approximately 3.6%, from $20,194,000 in YTD 2005 to $19,459,000 in YTD 2006. Decreases in expenses associated with other real estate owned, deposit insurance premiums, deposit account charge offs and fee reimbursements all contributed to the overall decrease in noninterest expense between the two periods.

The provision for income taxes in YTD 2006 totaled $3,109,000 compared to $1,777,000 in YTD 2005. The effective income tax rate increased to 31.9% in YTD 2006 from 25.9% in YTD 2005. In TYD 2005, BancTrust realized benefits from the recognition of certain tax credits that were not available in YTD 2006. Consequently, the provision for income taxes was higher in YTD 2006 than in YTD 2005.

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

Item 4. Controls and Procedures

BancTrust carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2006, pursuant to Rule 13a – 15(b) of the Securities Exchange Act of 1934. Based on this evaluation, BancTrust’s chief executive officer and chief financial officer concluded that BancTrust’s disclosure controls and procedures, as designed and implemented, are effective in timely alerting them to material information required to be included in its periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, BancTrust reviewed its internal controls. There has been no change in BancTrust’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, BancTrust’s internal controls over financial reporting.

Item 5. Other Information

On September 1, 2006, BancTrust’s President and Chief Executive Officer, Don J. Giardina was awarded 6,000 shares of restricted common stock, and options to purchase 50,000 shares of common stock at the price of $19.135, which was the fair market value of BancTrust’s common stock on the date of grant. BancTrust will recognize expenses associated with both the restricted stock grant and the options grant over a three year period, until both are fully vested. See Notes to the Unaudited Condensed Consolidated Financial Statements (“Stock Based Compensation”) in Item 1 (“Financial Statements”). See also, Current Reports on Form 8-K, dated August 16 and September 1, 2006.

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

The Peoples BancTrust Company, Inc.

Date: November 13, 2006	/s/ Don J. Giardina
Don J. Giardina
President and Chief Executive Officer

Date: November 13, 2006	/s/ Andrew C. Bearden, Jr.
Andrew C. Bearden, Jr.
Executive Vice President and
Chief Financial Officer

Date: November 13, 2006	/s/ Thomas P. Wilbourne
Thomas P. Wilbourne
Vice President and Principal Accounting Officer