Form 10-K
period 2006-12-31
PEOPLES BANCTRUST CO INC
filed 2007-03-16
CIK 762128

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock, par value $.10 per share

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None.

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

Large accelerated filer  ☐                 Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

The registrant’s voting stock is traded on the Nasdaq Capital Market. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price ($22.70 per share) at which the stock was sold on, February 14, 2007, was approximately $82,806,000. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant’s Common Stock.

As of the close of business on March 7, 2007, 5,926,795 shares of the registrant’s Common Stock were outstanding.

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

Peoples Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”), and its deposit accounts are insured by the Deposit Insurance Fund (“DIF”) of the FDIC to the maximum allowed by law. Peoples Bank is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “FRB”) and the State Banking Department of the State of Alabama (the “Banking Department”). There are also various requirements and restrictions under the laws of the United States of America and the State of Alabama, which affect the operations of Peoples Bank. These laws include usury requirements, restrictions relating to securities and other requirements. See “Regulation, Supervision and Governmental Policy.”

BancTrust’s executive offices and the main office of Peoples Bank are located at 310 Broad Street, Selma, Alabama 36701. Peoples Bank operates three offices in Selma, two offices in Tallassee, two offices in Prattville, two offices in Greenville, two offices in Tuscaloosa and one office in each of Birmingham, Montgomery, Georgiana, Centreville, McKenzie, Millbrook, Montevallo, Helena, Eclectic, North Bibb, Valley Grande, Opelika, Auburn and Bessemer, Alabama. BancTrust’s telephone number is (334) 875-1000.

Lending Activities

Loan Composition. The following table sets forth a five-year comparison of major categories of BancTrust’s loans.

	At December 31,
	(In thousands)
	2006	2005	2004	2003	2002
Commercial and industrial	$152,407	$87,339	$83,315	$127,703	$147,233
Real estate - mortgage	294,128	260,833	253,556	237,702	246,885
Real estate - construction	145,693	102,005	53,807	43,377	41,857
Personal	46,332	45,196	46,693	51,765	62,522
Overdrafts and credit line	2,225	1,019	1,381	1,790	1,918

Total loans	$640,785	$496,392	$438,752	$462,337	$500,415

Less:
Unearned discount	$8,986	$883	$733	$933	$1,157
Allowance for loan losses	6,398	6,654	9,043	11,995	10,257

Total loans, net	$625,401	$488,855	$428,976	$449,409	$489,001

Note: Prior period real estate loan categories have been restated as BancTrust modified its classification criteria for these types of loans. The effect was to increase prior periods real estate construction loans and decrease prior periods real estate mortgage loans by the following amounts: 2004 - $37,626; 2003 - $32,637; and 2002 - $30,825.

The above loans include agricultural loans totaling approximately $5 million, $3 million, $3 million, $4 million and $8 million at December 31, 2006, 2005, 2004, 2003 and 2002, respectively. Such agricultural loans do not include other business or personal loans the proceeds of which were used for non-agricultural purposes. The primary source of repayment of these loans is a farm commodity (e.g., timber). See Note 5 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits and Financial Statement Schedules”.

Loan Maturities. The following table reflects at December 31, 2006 the dollar amount of loans maturing or subject to rate adjustment based on their contractual terms. Loans with fixed rates are reflected based upon the contractual repayment schedules, while loans with variable interest rates are reflected based upon the contractual repayment schedules up to the contractual rate adjustment dates. Demand loans, loans having no stated schedules of repayments and loans having no stated maturities are reported as due within three months.

	0-3 Months	4-12 Months	1-5 Years	After 5 Years	Total
	(In thousands)
Commercial and industrial	$54,674	$14,587	$52,921	$30,225	$152,407
Real estate-mortgage	108,958	25,648	99,452	60,070	294,128
Real estate-construction	121,115	12,272	10,018	2,288	145,693
Personal, overdrafts and credit lines	7,240	5,590	27,042	8,685	48,557

Total	$291,987	$58,097	$189,433	$101,268	$640,785

Loans with fixed interest rates	$16,643	$18,061	$135,351	$96,944	$266,999
Loans with variable interest rates	275,344	40,036	54,082	4,324	373,786

Total	$291,987	$58,097	$189,433	$101,268	$640,785

Commercial and Industrial Loans. These loans are generally originated in BancTrust’s primary market area. BancTrust’s commercial and industrial loans are made for a variety of business purposes, including working capital, inventory, equipment and capital expansion. At December 31, 2006, commercial and industrial loans outstanding totaled $152.4 million, or 23.8% of BancTrust’s total loan portfolio. The terms for commercial and industrial loans are generally less than one year. Commercial and industrial loan applications must be supported by current financial information on the borrowers and, where appropriate, by adequate collateral. Approval of the loans is subject to borrowers qualifying for these loans under BancTrust’s underwriting standards.

Real Estate Mortgage and Construction Loans. BancTrust also originates one-to-four family, owner-occupied residential mortgage loans secured by property located in BancTrust’s primary market area. BancTrust’s residential mortgage loans totaled approximately $95.7 million at December 31, 2006. Commercial, construction and development and other real estate mortgage loans comprised the balance of the real estate mortgage loan portfolio at December 31, 2006. BancTrust had $439.8 million, or 68.6% of its total loan portfolio, in real estate mortgage and construction loans at December 31, 2006. At December 31, 2006, BancTrust’s exposure from sub-prime mortgages was minimal.

Personal Loans. At December 31, 2006, BancTrust’s personal loan portfolio totaled $48.5 million, or 7.6% of BancTrust’s total loan portfolio. BancTrust’s personal loan portfolio is comprised of automobile loans (including automobile loans originated by dealers), home improvement loans, unsecured personal notes, mobile home loans, boat loans and loans secured by savings deposits. Although personal loans tend to have a higher risk of default than other loans, management believes its monitoring and review processes provide sufficient safeguards. These loans tend to be significantly affected by local economies. Furthermore, BancTrust has experienced increased competition from non-banking institutions in the consumer credit market, as well as reductions in the credit quality of personal loan applicants. Management has elected to reduce its focus on personal loan originations, and continues to closely monitor the quality and performance of the personal loan portfolio.

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

	At December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Loans accounted for on a nonaccrual basis	$4,201	$815	$2,121	$2,204	$6,128
Accruing loans which are contractually past due 90 days or more as to interest or principal payments	127	—	—	—	—
Accruing loans, the terms of which have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower	409	1,547	3,079	13,708	454
The gross interest income that would have been recorded in the period then ended if the nonaccrual and restructured loans had been current in accordance with their original terms and had been outstanding through the period or since origination, if held for part of the period	304	290	277	957	572
The amount of interest income on nonaccrual and restructured loans that was included in net income for the period	$143	$228	$158	$685	$305

By restructuring loans, it is management’s intent to reduce the risk of loss to BancTrust by amending repayment or other terms in order to allow borrowers to recover from adverse conditions or events affecting their ability to repay, or by procuring additional collateral which would be available to BancTrust in the event of default.

At December 31, 2006, BancTrust had identified approximately $22.3 million in potential problem loans compared to $25.0 million at December 31, 2005 (including loans identified in the above table). It is management’s opinion that these loans are either adequately collateralized in order to mitigate any exposure to loss in the event of default, or that sufficient allowance for loan loss reserves have been allocated to them in order to absorb any probable losses related to such loans. Aggressive efforts continue to reduce principal, secure additional collateral and improve the overall payment status of these loans.

The following table contains certain ratios related to BancTrust’s non-performing assets and allowance for loan losses.

	December 31,
	2006	2005	2004	2003	2002
Allowance for loan losses as a percent of total loans, net of unearned discount	1.01%	1.34%	2.06%	2.60%	2.05%
Non performing assets as a percent of total loans net of unearned discount	0.83%	0.72%	0.94%	1.00%	2.65%
Coverage of allowance for loan losses to non-accrual loans	152%	816%	426%	544%	167%
Coverage of allowance for loan losses to non-performing assets (1)	122%	187%	219%	261%	77%

1)	Non-performing assets consist of loans accounted for on a non-accrual basis and other real estate owned.

Management has deployed significant resources toward enhancing processes used in identifying loans it has determined require special attention due to potential weakness. For example, the criteria by which loans are determined to possess potential weaknesses have been broadened, so as to allow for an increasing number of loans to be more closely monitored, and more frequently reviewed. Management intends to continue to deploy resources sufficient to the process of identifying and monitoring loans that require special attention due to potential weakness. See Item 7.-“Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Loan Loss Experience. See Notes 1 and 5 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits and Financial Statement Schedules”.

The allowance for possible loan losses at BancTrust is maintained at a level which, in management’s opinion, is adequate to absorb probable losses on loans in the loan portfolio. The amount of the allowance is affected by: (1) loan charge-offs, which decrease the allowance; (2) recoveries on loans previously charged-off, which increase the allowance; and (3) the provision for possible loan losses charged against income, which typically increases the allowance. In determining the provision for possible loan losses, management monitors fluctuations in the allowance resulting from actual charge-offs and recoveries. The level of the allowance is based on periodic analyses of the loan portfolio, and represents an amount deemed adequate to provide for inherent losses, including collective impairment. Among other considerations in establishing the allowance for loan losses, BancTrust considers economic conditions within industry segments, loan segmentation and historical loss experiences in the loan portfolio. Ultimately, the total provision applied to income for a given period will generally represent accumulated increases or decreases in the allowance for possible loan losses for that period, which are deemed necessary to maintain the allowance at a level consistent with generally accepted accounting principles. See Item 1A – “Risk Factors.”

The following table is a summary of activity in the allowance for loan losses:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of year	$6,654	$9,043	$11,995	$10,257	$7,666
Charge-offs:
Commercial and industrial	397	1,354	1,090	1,420	1,256
Real estate-mortgage (1)	134	326	1,977	1,775	1,652
Personal	583	1,423	1,314	2,219	2,269
Overdrafts and credit lines	—	—	28	130	72

Total charge-offs	1,114	3,103	4,409	5,544	5,249
Recoveries:
Commercial and industrial	167	632	498	118	30
Real estate-mortgage (1)	144	117	294	733	13
Personal	502	640	792	718	569
Overdrafts and credit lines	—	—	22	7	24

Total recoveries	813	1,389	1,606	1,576	636

Net charge-offs	(301)	(1,714)	(2,803)	(3,968)	(4,613)
Additions (Reductions) charged (credited) to operations	45	(675)	(149)	5,706	7,204

Balance at end of year	$6,398	$6,654	$9,043	$11,995	$10,257

Ratio of net charge-offs to average loans outstanding, net of unearned discounts, during the period	0.05%	0.37%	0.82%	0.95%	0.40%

(1)	Includes real estate-construction loans.

The following table presents an allocation of BancTrust’s allowance for loan losses at the dates indicated:

	At December 31,
	2006		2005		2004
	(Dollars in thousands)
	%	Amount	%	Amount	%	Amount
Commercial and industrial	19%	$1,187	28%	$1,867	38%	$3,416
Real estate mortgage (1)	67%	4,275	48%	3,208	41%	3,727
Personal	11%	717	21%	1,393	21%	1,900
Overdraft and credit line	3%	219	3%	186	—	—

Total Allowance	100%	$6,398	100%	$6,654	100%	$9,043

	At December 31,
	2003		2002
	(Dollars in thousands)
	%	Amount	%	Amount
Commercial and industrial	37%	$4,436	38%	$3,910
Real estate mortgage (1)	40%	4,742	32%	3,269
Personal	23%	2,817	30%	3,078
Overdraft and credit line	—	—	—	—

Total Allowance	100%	$11,995	100%	$10,257

(1)	Includes real estate-construction loans.

BancTrust estimates net-charge off totals as part of its annual budgeting process. For 2007, BancTrust estimates that net charge-offs will total approximately $700,000. Loan portfolio growth rates, economic conditions, events and other factors beyond BancTrust’s control can influence the actual amount of net-charge offs in any given period. Consequently, BancTrust is not able to predict actual charge-off levels, and must rely on management estimates and other subjective methods in estimating charge-offs for a given period.

Investment Activities

Securities by Category. Securities are classified as either held-to-maturity, trading or available-for-sale securities. See Notes 1 and 4 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits and Financial Statement Schedules”. There were no securities classified as held-to-maturity or trading at December 31, 2006, 2005 or 2004. The following table sets forth the amount of securities available-for-sale by major categories held by BancTrust at December 31, 2006, 2005 and 2004.

	At December 31,
	2006	2005	2004
	(In thousands)
Securities Available for Sale
U.S. Treasury, U.S. Government Sponsored	$120,984	$125,976	$126,821
Obligations of states and political subdivisions	—	—	—
Mortgage backed securities	75,504	90,913	116,969
Corporate and other securities	8,114	9,154	9,954

Total	$204,602	$226,043	$253,744

Corporate and other securities as of December 31, 2006, were comprised of the following:

Securities Available For Sale
(In thousands)
Corporate bonds	$986
Mutual funds	2,013
Common stock	5,115

Total	$8,114

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

For information regarding the amortized cost and approximate market value of securities at December 31, 2006 and 2005, see Note 4 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits and Financial Statement Schedules”.

Maturity Distributions of Securities. The following table sets forth the distributions of maturities of securities at carrying value as of December 31, 2006.

	0-3 Months	4-12 Months	Over 1 to 5 years	Over 5 to 10 years	Over 10 years	No Specific Due Date
	(Dollars in thousands)
U.S. Treasury, U.S. government sponsored	22,938	20,017	78,029	—	—	—
Obligations of states and political subdivisions	—	—	—	—	—	—
Mortgage backed securities	—	—	10,913	12,119	52,472	—
Corporate and other securities	—	986	—	—	—	7,128

Total	$22,938	$21,003	$88,942	$12,119	$52,472	$7,128

Weighted average yield (%)	4.58%	3.33%	3.86%	4.13%	4.25%	4.36%

(1) Yields on tax-exempt obligations have been computed on a tax-equivalent basis using an incremental rate of 34%.

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For information regarding the amortized cost and approximate market value of securities at December 31, 2006, by contractual maturity, see Note 4 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits and Financial Statement Schedules”.

Deposits

Deposits are the primary funding source for BancTrust. BancTrust’s deposits consist of checking accounts, regular savings deposits, NOW accounts, Money Market Accounts, Certificates of Deposit and Jumbo Certificates of Deposit. Deposits are attracted from individuals, partnerships and corporations primarily in BancTrust’s market area. In addition, BancTrust obtains deposits from state and local entities and, to a lesser extent, the U.S. Government and other depository institutions. As of December 31, 2006, BancTrust’s total deposits were $768.7 million. BancTrust was in receipt of $61.3 million in brokered time deposits at December 31, 2006.

The following table indicates the amount of BancTrust’s certificates of deposit and other time deposits, including brokered time deposits, of $100,000 or more by time remaining until maturity as of December 31, 2006.

Maturity Period	Certificates of Deposit	Other Time Deposits
	(In thousands)
Three months or less	$27,942	$991
Over three through six months	34,357	958
Over six through twelve months	28,136	3,701
Over twelve months	95,351	2,844

Total	$185,786	$8,494

The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated.

	Year Ended December 31,
	2006		2005		2004
	Average Deposits	Average Rate	Average Deposits	Average Rate	Average Deposits	Average Rate
	(Dollars in thousands)
Non-interest bearing demand deposits	$82,151	0.00%	$81,454	0.00%	$76,391	0.00%
Interest bearing demand deposits	239,836	2.51%	232,056	1.49%	222,341	1.01%
Savings deposits	36,003	0.11%	39,314	0.10%	39,918	0.14%
Time deposits	359,642	4.35%	311,864	3.11%	307,460	2.19%

Total deposits	$717,632	3.02%	$664,688	1.59%	$646,110	1.59%

BancTrust utilizes borrowings as a source of funds, albeit to a much lesser extent than deposits. The primary source of borrowed funds is the FHLB, of which BancTrust is a member. At December 31, 2006, BancTrust had borrowed funds outstanding with the FHLB of approximately $47.5 million. BancTrust also, from time to time, borrows funds on a short-term or overnight basis, to meet current or immediate funding needs. These short-term borrowings are referred to as “Federal funds purchased”. At December 31, 2006, BancTrust had no such borrowings. For information regarding borrowed funds at December 31, 2006, see Note 10 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits and Financial Statement Schedules”.

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

Employees

As of December 31, 2006, BancTrust employed 275 persons, including executive officers, loan officers, bookkeepers, tellers and others. None of BancTrust’s employees are presently represented by a union or covered under a collective bargaining agreement. Management considers that BancTrust’s employee relations are excellent.

Certain Ratios

The following table shows certain ratios of BancTrust for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
	2006	2005	2004
Return on assets:
Net income/average total assets	0.95%	0.82%	0.78%
Return on equity:
Net income/average equity	9.52%	8.16%	8.25%
Dividend payout ratio:
Dividends declared per share/net income per share	35.29%	39.29%	40.74%
Equity to assets ratio:
Average equity/average total assets	9.94%	10.11%	9.45%

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

Sarbanes-Oxley Act of 2002. On July 30, 2002, the President of the United States signed the Sarbanes-Oxley Act of 2002 (the “SOX Act”) into law. The SOX Act provides for sweeping changes with respect to corporate governance, accounting policies and disclosure requirements for public companies, and also for their directors and officers. Section 302 of the SOX Act (“Corporate Responsibility for Financial Reports”) required the SEC to adopt new rules to implement the requirements of the SOX Act. These requirements include new financial reporting requirements and rules concerning corporate governance. New SEC rules require a reporting company’s chief executive and chief financial officers to certify certain financial and other information included in BancTrust’s quarterly and annual reports.

The rules also require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of BancTrust’s disclosure controls and procedures; that they have made certain disclosures to the auditors and to the audit committee of the board of directors about BancTrust’s controls and procedures; and that they have included information in their quarterly and annual filings about their evaluation and whether there have been significant changes to the controls and procedures or other factors which would significantly impact these controls subsequent to their evaluation. Certifications by BancTrust’s Chief Executive Officer and Chief Financial Officer of the financial statements and other information have been filed with the SEC as exhibits to this Annual Report on Form 10-K. See Item 9A.- “Controls and Procedures” hereof for BancTrust’s evaluation of disclosure controls and procedures. The certifications required by Section 906 of the SOX Act also accompany this Form 10-K. Also, BancTrust has incurred, and expects to continue to incur, costs in connection with its compliance with Section 404 of the SOX Act which requires management to undertake an assessment of the adequacy and effectiveness of BancTrust’s internal controls over financial reporting and requires BancTrust’s independent external auditors to attest to, and report on, management’s assessment and the operating effectiveness of these controls.

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

The FRB has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See “Capital Requirements.”

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

Bank Regulation. As an Alabama banking institution, Peoples Bank is subject to regulation, supervision and regular examination by the Banking Department. Peoples Bank is a member of the Federal Reserve System and thus is subject to supervision and regular examination by the FRB under the applicable provisions of the Federal Reserve Act and the FRB’s regulations. The deposits of Peoples Bank are insured by the Deposit Insurance Fund (“DIF”) of the FDIC to the maximum extent provided by law (a maximum of $100,000 applies to all depositors of an insured bank except for owners of “self-directed” retirement accounts, which are insured up to $250,000 per owner, per insured bank.). Alabama and federal banking laws and regulations control, among other things, Peoples Bank’s required reserves, securities, loans, mergers and consolidations, issuance of securities, payment of dividends, and establishment of branches and other aspects of Peoples Bank’s operations.

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

Peoples Bank is subject to various regulatory capital requirements administered by the federal banking agencies, including the FRB’s capital adequacy guidelines for state-chartered banks that are members of the Federal Reserve System (“state member banks”). Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on BancTrust’s financial statements. See “Capital Requirements.”

As a federally insured bank, Peoples Bank is required to pay deposit insurance assessments to the FDIC based on a percentage of its insured deposits. Under the FDIC’s risk-based deposit insurance assessment system, the assessment rate for an insured bank depends on the assessment risk classification assigned to the bank. The FDIC set the annual insurance assessment rates applicable to DIF member banks like Peoples Bank from 0% for well-capitalized banks in the highest supervisory subgroup to 0.27% of insured deposits for undercapitalized banks in the lowest supervisory subgroup. Peoples Bank was a “well-capitalized” bank as of December 31, 2006. In addition to deposit insurance assessments, FDIC-insured institutions are currently required to pay assessments to the FDIC at an annual rate of approximately 0.012% of insured deposits to fund interest payments on certain bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Institution Insurance Fund. The Reform Act also provides for a one-time credit for eligible institutions based on their level of insured deposits as of December 31, 1996. Subject to certain limitations applicable to institutions that are exhibiting weakness, such credit can be used to offset insurance assessments until exhausted. Peoples Bank’s one-time credit is expected to approximate $573,000.

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

The FRB has adopted regulations that classify insured depository institutions by capital levels and provide that the FRB will take various prompt corrective actions to resolve the problems of any state member bank that fails to satisfy the capital standards. Under the regulations, a “well-capitalized” bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An “adequately capitalized” bank is one that does not qualify as “well capitalized” but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” depending on the extent to which the bank’s capital levels are below these standards. A bank that falls within any of the three “undercapitalized” categories is subjected to certain severe regulatory sanctions. As of December 31, 2006, Peoples Bank was categorized as “well-capitalized.”

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

BancTrust is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. BancTrust anticipates that capital resources will satisfy these requirements in the near term. However, BancTrust may need to raise additional capital to support growth or for other needs. The ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are beyond BancTrust’s control, as well as on BancTrust’s current and anticipated financial performance. Accordingly, there can be no assurances as to BancTrust’s ability to raise additional capital, if needed, on favorable terms or at all. In the event BancTrust is unable to raise additional capital when needed, its ability to further expand operations through internal growth and acquisitions could be impeded.

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

The banking industry is heavily regulated under both federal and state law. BancTrust is subject, in certain respects, to regulation by the Federal Reserve Board, the Federal Depository Insurance Corporation and the Alabama State Banking Department. BancTrust’s success depends not only on competitive factors but also on state and federal regulations affecting banks and bank holding companies. The regulations are primarily intended to protect depositors, not stockholders. The ultimate effect of recent and proposed changes to the regulation of the financial institution industry cannot be predicted. Regulations now affecting us may be modified at any time, and there is no assurance that such modifications, if any, will not adversely affect BancTrust’s business.

BancTrust’s information systems may experience an interruption or breach in security.

BancTrust relies heavily on communications and information systems to conduct its business. Failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, accounting, deposit, loan and other systems. While BancTrust maintains policies and procedures designed to prevent or limit the effect of such failures, interruptions or security breaches, there can be no assurance that such an event will not occur or that if it does, it will be of such a nature that the aforementioned policies and procedures are able to effectively neutralize its potential adverse impact on BancTrust. The occurrence of failures, interruptions or security breaches of information systems could damage BancTrust’s reputation, result in loss of customer business, subject BancTrust to additional regulatory scrutiny, or expose BancTrust to civil litigation and possible financial liability, any of which could have a material adverse effect on the financial condition and results of operations of BancTrust.

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

BancTrust’s principal executive offices and Peoples Bank’s main office are located at 310 Broad Street, Selma, Alabama in a building owned by Peoples Bank. At March 6, 2006, Peoples Bank maintained 25 offices in Dallas, Autauga, Butler, Bibb, Elmore, Shelby, Montgomery, Lee, Jefferson and Tuscaloosa counties, of which 8 are leased. See Notes 6 and 14 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits and Financial Statement Schedules”.

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

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Don J. Giardina, 57 has served as President and Chief Executive Officer of Peoples Bank and BancTrust since September of 2006. Prior to assuming his current position, Mr. Giardina served as President of Life Care Centers of America, Inc. in Cleveland Tennessee. Prior to joining Life Care Centers of America, Inc., Mr. Giardina held executive positions at other Alabama banks including President and CEO of The Bank and President of Colonial Bank in Birmingham, Alabama.

Andrew C. Bearden, Jr., 60, has served as Executive Vice President and Chief Operating Officer of Peoples Bank since January of 2007, and Executive Vice President and Assistant Secretary of BancTrust since 1996. Prior to assuming his position as Chief Operating Officer, Mr. Bearden served as Chief Financial Officer for Peoples Bank and BancTrust, and managed the Operations/Finance Division of Peoples Bank since 1996. Prior to assuming his position as manager of Operations/Finance Division, Mr. Bearden served as manager of Retail/Operations Division of Peoples Bank since 1994. Mr. Bearden was in private practice as a certified public accountant prior to his employment with Peoples Bank in 1985.

Gerald F. Holley, 63, has served as Executive Vice President and Senior lender of Peoples Bank since February of 2003 and Executive Vice President and Assistant Secretary of BancTrust since July of 2000. Prior to assuming his current position, Mr. Holley was Executive Vice President and Head of the Lending Division of Peoples Bank. Prior to joining BancTrust in July of 2000, Mr. Holley served as Senior Vice President of Operations for Colonial BancGroup in Montgomery, Alabama from 1998 to 2000, and President of the Chattahoochee Valley Area Banks of Colonial BancGroup from 1993 to 1998. Mr. Holley began his banking career in Anniston, Alabama in 1962.

Terry S. Pritchett, 56, has served as Executive Vice President and Risk Management Officer of both Peoples Bank and BancTrust since October of 2002. Prior to that, Mrs. Pritchett served as Senior Vice President and Auditor for Peoples Bank and BancTrust from December 1997, to October 2002. Mrs. Pritchett joined Peoples Bank in April of 1984 as Auditor.

Thomas P. Wilbourne, 38, has served as Senior Vice President and Chief Financial Officer of Peoples Bank and BancTrust since January of 2007. Prior to assuming his position as Chief Financial Officer, Mr. Wilbourne served as Vice President and Controller of Peoples Bank, and Vice President and Controller, Assistant Treasurer and Principal Accounting Officer of BancTrust since 2002. Mr. Wilbourne joined Peoples Bank and BancTrust in 1997, as an Assistant Accounting Officer.

M. Scott Patterson, 64, has served as Executive Vice President of Peoples Bank and BancTrust since 1996. Mr. Patterson also serves as Financial Services Division Manager, Secretary and Chief Investment Officer of Peoples Bank and Secretary of BancTrust. Mr. Patterson has been in all these positions, with the exception of Chief Investment Officer, with Peoples Bank since 1985 and with BancTrust since 1997. Mr. Patterson was named Chief Investment Officer in February of 2003. Prior to coming to Peoples Bank in 1983, Mr. Patterson served for 20 years in the United States Air Force, retiring as a Lieutenant Colonel.

Jefferson G. Ratcliffe, Jr., 45, has served as Senior Vice President and Senior Credit Officer of Peoples Bank since February of 2003. Prior to that, Mr. Ratcliff e served as Regional President of the Prattville/Millbrook Division of Peoples Bank from December 1997 to February of 2003. Mr. Ratcliffe joined Peoples Bank in 1985.

Lynn D. Swindal, 53, has served as Executive Vice President-Retail Division Manager of Peoples Bank and Executive Vice President and Assistant Secretary of BancTrust since December of 1998. Prior to that, Mrs. Swindal served as Senior Vice President-Loan Administration of Peoples Bank. Mrs. Swindal has been employed with Peoples Bank since 1978. Prior to coming to Peoples Bank, Mrs. Swindal was employed at National Bank & Trust Co. in St. Petersburg, Florida.

All officers serve at the discretion of the boards of directors of BancTrust or Peoples Bank. There are no known arrangements or understandings between any officer and any other person pursuant to which he or she was or is to be selected as an officer.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The common stock of BancTrust is listed on the Nasdaq Capital Market under the symbol “PBTC.”

The following table is the reported sale information for the common stock for each quarterly period within the last two fiscal years, along with the dividends declared. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.

2006	High	Low	Dividends Declared (per common share)
January - March	$19.45	$17.61	$0.12
April - June	22.61	18.36	0.12
July - September	24.25	19.00	0.12
October - December	25.60	18.00	0.12

2005	High	Low	Dividends Declared (per common share)
January - March	$18.43	$15.45	$0.11
April - June	17.42	15.10	0.11
July - September	17.49	15.15	0.11
October - December	19.47	16.30	0.11

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

As of March 7, 2007, BancTrust had 919 stockholders of record, and 5,926,795 shares of common stock outstanding. This total does not reflect the number of persons who hold stock in nominee or “street name” through various brokerage firms and other financial institutions.

Stock Performance Comparisons

The following graph, which was prepared by SNL Securities LC (“SNL”), compares the cumulative total return on the Common Stock of BancTrust over the last five years with (1) the Nasdaq Composite Index, comprised of all U.S. Companies quoted on Nasdaq, and (2) the SNL $500 Million - $1 Billion Asset-Size Bank Index, comprised of publicly traded banks and bank holding companies with total assets between $500 million and $1 billion. Cumulative total return on the Common Stock or the index equals the total increase in value since December 31, 2001 assuming reinvestment of all dividends paid during the applicable period. The graph was prepared assuming that $100 was invested on December 31, 2001 in the Common Stock and the securities included in the indexes. The Common Stock of BancTrust has been quoted on the Nasdaq Market since 1994.

The stock price information shown below is not necessarily indicative of future price performance. Information used was obtained by SNL from sources believed to be reliable. BancTrust is not responsible for any errors or omissions in such information.

CUMULATIVE TOTAL SHAREHOLDER RETURN

COMPARED WITH PERFORMANCE OF SELECTED INDEXES

December 31, 2001 through December 31, 2006

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/30/05	12/31/06
Peoples BancTrust Company, Inc.	100.00	115.10	144.98	150.25	186.76	250.63
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL $500M-$1B Bank Index	100.00	127.67	184.09	208.62	217.57	247.44

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain historical financial information for BancTrust. This information is based on the consolidated financial statements of BancTrust including applicable notes incorporated by reference elsewhere herein.

FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA

	2006	2005	2004	2003	2002
	(Dollars in thousands, except for per share amounts)
Interest income	$53,262	$42,023	$36,869	$38,799	$43,966
Interest expense	23,975	15,416	11,375	11,972	14,422

Net interest income	29,287	26,607	25,494	26,827	29,544
(Credit) provision for loan losses	45	(675)	(149)	5,706	7,204
Noninterest income	9,598	9,038	8,933	11,772	9,888
Noninterest expense	26,975	27,185	26,563	25,592	24,856
Income before income tax	11,866	9,136	8,013	7,302	7,372
Provision for income tax	3,786	2,599	1,971	1,964	2,235

Net income	8,080	6,537	6,042	5,338	5,137
Net income per share (basic)	1.37	1.13	1.08	0.96	0.92
Net income per share (diluted)	1.36	1.12	1.08	0.96	0.92
Cash dividends declared and paid per share	0.48	0.44	0.44	0.44	0.43
Borrowed funds	48,268	37,732	48,313	56,690	67,478
Total assets, December 31	$910,705	$811,773	$792,249	$778,581	$740,261

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

At December 31, 2006 BancTrust had total assets of $910,705,000, compared to $811,773,000 at December 31, 2005. Asset growth primarily occurred in loans, as securities, cash and cash equivalents declined. Total deposits increased to $768,071,000 at December 31, 2006 from $688,049,000 at December 31, 2005. BancTrust experienced increased demand for loans in 2006, thereby allowing BancTrust to redeploy funds from lower yielding securities and cash equivalent portfolios into its higher yielding loan portfolio. BancTrust’s loan growth was primarily funded through increased deposits, additional FHLB borrowings and the aforementioned reductions of investment securities and cash and cash equivalents.

BancTrust earned $29,287,000 in net interest income for the year ended December 31, 2006 (“2006”), compared to $26,607,000 for the year ended December 31, 2005 (“2005”). In 2006, BancTrust’s net interest margin was 3.71%, compared to 3.64% in 2005. Net interest margin is net interest income expressed as a percentage of average earning assets, or stated another way, is the net yield earned on interest earning assets after deducting interest expense. As stated above, increased loan demand in 2006 contributed to the improvement in net interest margin between the two years.

Provision for loan losses increased from ($675,000) in 2005 to $45,000 in 2006, representing a shift from a credit balance, and having the effect of increasing net income in 2005, to reducing income in 2006 (see “Provision for Loan Losses”). Noninterest income increased in 2006, primarily due to higher deposit service charges. Noninterest expense decreased to $26,975,000 in 2006 from $27,185,000 in 2005.

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

The goodwill impairment analysis for 2006 indicated that no impairment write-offs were required. Further discussion regarding BancTrust’s accounting for goodwill is included at Note 1 to Consolidated Financial Statements.

BALANCE SHEET SUMMARY

Loans

BancTrust’s largest earning asset category is its loan portfolio. Because loans generally generate the highest yields, most other assets and liabilities are managed to accommodate fluctuations in the loan portfolio.

At December 31, 2006, BancTrust’s loans, net of the unearned discount, totaled $631,800,000, compared to $495,509,000 at December 31, 2005.

The following table illustrates the loan portfolio of BancTrust at December 31, 2006 and 2005 by major loan category, along with the change in each category between the two periods.

	At December 31,
	(In thousands)
	2006	2005	Change
Commercial and industrial	$152,407	$87,339	$65,068
Real estate - mortgage (1)	439,821	362,838	76,983
Personal	46,332	45,196	1,136
Overdrafts and credit line	2,225	1,019	1,206

Total loans	640,785	496,392	144,393
Less:
Unearned discount	8,986	883	8,103
Allowance for loan losses	6,398	6,654	(256)

Total loans, net of the unearned discount	$625,401	$488,855	$136,546

(1)	includes real estate contruction loans.

Real estate mortgage loans increased to $439,821,000 at December 31, 2006 from $362,838,000 at December 31, 2005, as BancTrust continued to place emphasis on originating loans secured by real estate. BancTrust emphasizes the origination of loans secured by real estate primarily because fair market values for real estate tend to be more stable and readily determinable than fair market values for other forms of collateral such as equipment and inventories. Additionally, real estate collateral tends to facilitate a more orderly and timely liquidation in the event of default by the borrower.

Commercial and industrial loans totaled $152,407,000 at December 31, 2006 compared to $87,339,000 at December 31, 2005. Commercial and industrial loans are typically secured by assets such as inventories and equipment. The growth in commercial and industrial loans in 2006 was primarily in BancTrust’s equipment financing line of business.

The personal loan portfolio increased from $45,196,000 at December 31, 2005 to $46,332,000 at December 31, 2006. Personal loans primarily include loans to individuals for household, family and other consumer related expenditures. This increase ends a trend of declining personal loans balances that BancTrust has experienced in recent periods. The two main factors for this declining trend remain the same as for prior periods, and are as follows: First, alternative sources of credit continue to be more available to consumers than in prior years. Major sources of alternative credit include credit cards, finance companies and manufacturer direct financing on consumer goods such as automobiles, recreational vehicles and major appliances. Second, denials of personal loan applications remain relatively high, primarily due to existing debt levels of personal loan applicants. For these reasons and others, BancTrust has chosen to reduce its emphasis on originating personal loans.

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

Management monitors and evaluates all loans, in an effort to identify those which currently possess, or otherwise indicate characteristics of weakness, potential weakness or non-conformity with their original terms. A loan is evaluated in light of its performance against its original stated terms, the fair market value of the collateral securing the loan, known or anticipated economic events and or trends, and the on-going credit worthiness of the borrower and any guarantors. If when a loan is evaluated, there is determined to be a deficiency (or deficiencies) in any of the aforementioned areas, the loan is added to a list of loans which are subject to heightened scrutiny, and for which additional loss reserves are maintained, depending on the magnitude of the deficiencies. The loan continues to be monitored closely, which may include modifications through negotiations with the borrower. Such modifications may include, but are not limited to, the assignment of additional collateral, the modification of repayment terms and the procurement of a guarantor(s). Generally after the loan has been paid back in full, or performs in a favorable manner for a sustained period of time with all identified deficiencies having been duly discharged and documented, will the loan no longer receive the exceptionally close and frequent monitoring previously described.

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

At December 31, 2006, BancTrust’s allowance for loan losses had a balance of $6,398,000, compared to $6,654,000 at December 31, 2005. The ratio of the allowance to total loans, net of the unearned discount, was 1.01% and 1.34% at December 31, 2006 and 2005, respectively. At December 31, 2006, management had identified $22,276,000 of potential problem loans compared to $24,974,000 at December 31, 2005. At each of December 31, 2006 and 2005, potential problem loans included impaired loans of $6,761,000 and $7,487,000, respectively, and non-accruing loans of $4,201,00 and $815,000 respectively. Reserves for potential problem loans accounted for $418,298 of the $6,398,000 allowance for loan losses at December 31, 2006. At December 31, 2005, potential problem loans accounted for $2,540,000 of the $6,654,000 of allowance for loan losses. Non-accruing loans as a percent of total loans net of the unearned discount were 0.67% and 0.16% for December 31, 2006 and December 31, 2005 respectively. The coverage of the allowance to non-accruing loans was 152% and 816% at December 31, 2006 and 2005, respectively. As a percentage of average loans, net of the unearned discount, net loan charge offs in 2006 were 0.05% compared with 0.37% in 2005.

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

Securities

BancTrust’s securities portfolio decreased to $204,602,000 at December 31, 2006 from $226,043,000 at December 31, 2005. Available funds were deployed out of BancTrust’s investment securities portfolio and into its loan portfolio, to accommodate growth in the loan portfolio (see “Loans”).

At December 31, 2006, BancTrust had pledged to the State Treasurer for the State of Alabama and other parties $154,149,000, or approximately 75% of its investment securities portfolio. These securities are typically pledged as collateral to government or other public entities for deposits held by BancTrust that exceed the FDIC insurable limit.

The entire securities portfolio is classified as “available-for-sale”, requiring that it be marked-to-market with the unrealized gains and losses, net of the related tax effect, reflected directly in stockholders’ equity. The portfolio had net unrealized losses of $2,592,000 (net of tax) at December 31, 2006, compared to a net unrealized loss of $3,449,000 (net of tax) at December 31, 2005. See Notes 1 and 4 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits and Financial Statement Schedules” for further information regarding securities.

Cash and Cash Equivalents

Cash and cash equivalents totaled $27,455,000 at December 31, 2006 and $48,585,000 at December 31, 2005. As with securities (see “Securities”), BancTrust deployed funds out of cash and cash equivalents to accommodate growth in its loan portfolio (see “Loans”). Cash and cash equivalents are comprised of cash and due from other banks and federal funds sold and resell agreements. For 2006, cash and due from banks accounted for all cash and cash equivalents at December 31, 2006 compared to $34,585,000 at December 31, 2005. Federal funds sold and resell agreements totaled $14,000,000 at December 31, 2005, while there were none outstanding at December 31, 2006. These investments are highly liquid, and typically have investment terms of only one day.

Within cash and due from other banks are short term certificates of deposit held in other banks. Historically, BancTrust has held funds in other banks on a demand basis, and at levels only necessary to conduct day-to-day correspondent banking transactions, or held substantial funds at the FHLB on a demand basis when the interest rate paid by FHLB for such funds exceeded that of other financial institutions’ published federal funds rates. In order to increase the yields earned on cash equivalent instruments, BancTrust purchased from certain unaffiliated financial institutions the aforementioned certificates of deposit. BancTrust monitors closely the financial institutions from which these certificates are purchased, and follows strict policy guidelines regarding minimum capital levels and other safety and soundness measures that must be met before a purchase is made. These instruments typically have maturities of less than one year. BancTrust held $1,171,000 and $4,345,000 of these instruments at December 31, 2006 and 2005, respectively.

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

Other real estate, net of accumulated write downs, totaled $1,034,000 at December 31, 2006 and $2,746,000 at December 31, 2005.

Deposits

BancTrust’s primary source of funding for its lending and investment activities is its deposit base. At December 31, 2006, BancTrust had total deposits in the amount of $768,701,000. At December 31, 2005, total deposits were $688,049,000. BancTrust continually seeks to attract deposit relationships with new and existing customers within its primary markets. As loan demand and growth accelerated in 2006 (see “Loans”), so to did BancTrust’s emphasis on developing deposit relationships within its primary markets. As a result, the aforementioned increase in total deposits occurred.

Noninterest bearing deposits declined to $84,728,000 at December 31, 2006 from $85,538,000 at December 31, 2005. Interest bearing transaction accounts such as negotiable order withdrawal (“NOW”) accounts and insured money market accounts (“IMMA”) along with savings accounts increased from a combined total of $274,975,000 at December 31, 2005 to $311,274,000 at December 31, 2006.

Time deposits increased to $372,699,000 at December 31, 2006, compared to $327,536,000 at December 31, 2005. BancTrust attracted additional retail time deposits in its primary markets to meet some of the aforementioned loan funding requirements (see “Loans”), as well as $40,604,000 of brokered time deposits for the same purpose. BancTrust utilizes brokered time deposits in order to meet funding needs not met by more traditional types of deposits. At December 31, 2006, BancTrust was in receipt of $61,273,000 of brokered time deposits. Brokered time deposits are more likely to be withdrawn from BancTrust than other, more traditional types of deposits. Brokered time deposits are fully insured by the FDIC. See Item 1.- “Business – Bank Regulation”.

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

The asset base generates liquidity through interest and fee income, loan repayments and the maturity or sales of other earning assets including securities. At December 31, 2006, approximately 21.5% of the total securities portfolio was to mature within one year. At December 31, 2006, the entire securities portfolio, having a value of $204,602,000, was classified as available-for-sale. These securities are generally high grade; marketable securities (see “Securities”).

The liability base generates liquidity through deposit growth, the renewal of maturing deposits and accessibility to external sources of funds, (“Borrowed funds”). Borrowed funds totaled $48,268,000 at December 31, 2006, compared to $37,732,000 at December 31, 2005. BancTrust has several available sources from which to borrow funds.

The predominant source of borrowed funds utilized by BancTrust is the FHLB. At December 31, 2006, BancTrust had borrowed from the FHLB $47,452,000, along with $18,482,000 of letters of credit issued on behalf of BancTrust from the FHLB. BancTrust obtains “backup” letters of credit from the FHLB as necessary to facilitate the public offering of debt instruments for which BancTrust has provided its own letters of credit to the issuer. When determining available borrowing capacity at the FHLB, BancTrust must factor both borrowed funds balances outstanding and the total amount of letters of credit outstanding against its available lines of credit. At December 31, 2006, BancTrust had total credit facilities (borrowed funds outstanding plus letters of credit) at the FHLB of $65,934,000 against a total line of credit of $80,374,000. See Note 10 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits and Financial Statement Schedules” for further information regarding borrowed funds.

At December 31, 2006, BancTrust had in place an Acquisition Facility Agreement with Endurance Capital Management, L.P.(“Endurance”), setting forth a variety of possible equity, debt or combined financing vehicles that may be available to BancTrust in coordination with Endurance, although neither party is obligated to request or provide any financing under the Acquisition Facility Agreement. The Acquisition Facility Agreement provides for a maximum of $20,000,000 in financing vehicles available to BancTrust and contains customary representations, warranties and covenants of the parties.

At December 31, 2006, BancTrust also had available, unused lines of credit with correspondent financial institutions of approximately $52 million.

The following table provides additional details regarding borrowed funds:

	Maximum Amount Outstanding at Any Month End	Average Balance	Average Interest Rate	Average Interest Rate at Year end
	(Dollars in thousands)
2006
FHLB borrowings	$47,715	$42,280	5.31%	4.88%
Other borrowings	12,316	2,373	0.67%	0.50%

	$60,031	$44,653	5.06%	4.81%

2005
FHLB borrowings	$46,469	$41,707	5.25%	5.48%
Other borrowings	1,812	1,276	2.74%	0.50%

	$48,281	$42,983	5.18%	5.37%

2004
FHLB borrowings	$53,966	$49,387	4.68%	5.48%
Other borrowings	1,812	1,843	1.41%	2.43%

	$55,778	$51,230	4.56%	5.37%

Stockholders’ Equity and Regulatory Capital Requirements

Stockholders’ equity indicates BancTrust’s net worth. Stockholders’ equity was $86,794,000 at December 31, 2006, compared to $81,551,000 at December 31, 2005.

The FRB has adopted risk-based capital regulations. These regulations require all bank holding companies and banks to achieve, and maintain, specified ratios of capital to risk-weighted assets. The risk-based capital rules assign weight factors to different classes of assets and off-balance sheet obligations at 0%, 20%, 50% or 100%, depending upon the risk classification of the asset or obligation. All bank holding companies and banks are required to maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, or Tier 1 capital (consisting of stockholders’ equity, less goodwill and certain components of accumulated other comprehensive income, net of tax). BancTrust’s and Peoples Bank’s capital ratios at December 31, 2006 were well above the minimum regulatory requirements. See Note 17 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits and Financial Statement Schedules” for further information regarding stockholders’ equity and regulatory capital requirements.

The following table indicates BancTrust’s dividends per share, earnings per share and the percent of earnings per share represented by dividends in 2006, 2005 and 2004.

	2006	2005	2004
Earnings per share (diluted)	$1.36	$1.12	$1.08
Dividends per share	$0.48	$0.44	$0.44
Dividend payout ratio	35.29%	39.29%	40.74%

Contractual Obligations

BancTrust has contractual obligations to make future payments on debt and certain lease agreements. Obligations such as debt are reflected on the balance sheet, whereas operating lease obligations for office space and equipment are not reflected on the balance sheet. See Note 14 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits and Financial Statement Schedules” for further information on operating lease obligations. Total contractual obligations at December 31, 2006 are set forth in the following table.

	Due in one year or less	Due after one year through three years	Due after three years through five years	Due after five years	Total
	(In thousands)
FHLB and other borrowings (1)	$2,996	$27,529	$10,976	$5,951	$47,452
Time Deposits	246,932	95,703	30,063	1	372,699
Operating leases	616	526	182	—	1,324

Total contractual obligations	$250,544	$123,758	$41,221	$5,952	$421,475

(1)	includes principal payments only

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

	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total
	(Dollars in thousands)
Lending commitments (1)	$69,869	$28,842	$—	$9,349	$108,060
Irrevocable standby letters of credit	16,733	4,096	577	—	21,406

Total credit extension commitments	$86,602	$32,938	$577	$9,349	$129,466

(1)	Lending commitments are primarily comprised of the unused portion of commercial lines of credit and equity lines of credit

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of BancTrust’s commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BancTrust had approximately $108,060,000 and $104,280,000 in commitments to extend credit at December 31, 2006 and 2005, respectively. BancTrust evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by BancTrust upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include certificates of deposit, marketable securities, real estate, and other collateral.

Irrevocable standby letters of credit are conditional commitments issued by BancTrust to guarantee the performance of a customer to an outside third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include certificates of deposit, marketable securities, real estate, and other collateral for those commitments for which collateral is deemed necessary. BancTrust had approximately $21,406,000 and $23,218,000 in irrevocable standby letters of credit at December 31, 2006 and 2005, respectively.

INCOME SUMMARY

Net Income

Net income for 2006 increased to $8,080,000 from $6,537,000 in 2005. Increases in net interest income and noninterest income were complemented by a slight reduction in the noninterest expenses and provided an offset to the increase in provision for loan losses. Provision for loan losses was an expense of $45,000 for 2006 versus a $675,000 boost to income in 2005.

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

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In Thousands)

	2006 Compared to 2005				2005 Compared to 2004
	Total	Changes in Volume (1)	Changes in Rates (1)	Mix (1)	Total	Changes in Volume (1)	Changes in Rates (1)	Mix (1)
Interest income on:
Loans	$11,924	$7,440	$3,641	$843	$4,111	$1,000	$3,004	$107
Taxable securities	(668)	(1,226)	648	(90)	640	117	516	7
Nontaxable securities	—	—	—	—	(9)	(9)	143	(143)
Federal funds sold, resell agreements and interest earning deposits in banks	(17)	(457)	784	(344)	412	(154)	749	(183)

Total interest income	$11,239	$5,757	$5,073	$409	$5,154	$954	$4,412	$(212)

Interest expense on:
Interest bearing demand deposits	$2,576	$116	$2,380	$80	$1,206	$98	$1,062	$46
Savings deposits	—	(3)	3	—	(16)	(1)	(15)	—
Time deposits	5,949	1,487	3,869	593	2,961	97	2,824	40
Federal funds purchased and and repurchase agreements	80	13	9	58	—	—	1	—
FHLB borrowings	(46)	16	(62)	—	(111)	(375)	314	(50)

Total interest expense	$8,559	$1,629	$6,199	$731	$4,040	$(181)	$4,186	$36

Net changes in net interest income before loan losses	$2,680				$1,114

1)	Increases (decreases) are attributed to volume changes and rate changes on the following basis: Changes in Volume = change in volume times old rate. Changes in Rates = change in rate times old volume. The Mix Change = change in volume times change in rate.

2)	Columns may not add because of rounding

THE PEOPLES BANCTRUST CO., INC.

AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in thousands)

	2006			2005			2004
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
ASSETS
Interest Earning Assets:
Loans, net (1)	$566,742	$44,063	7.77%	$460,214	$32,140	6.98%	$444,364	$28,029	6.31%
Taxable securities	206,641	8,177	3.96%	239,886	8,843	3.69%	236,519	8,203	3.47%
Nontaxable securities	—	—	0.00%	—	—	0.00%	152	9	5.92%
Federal funds sold, resell agreements and interest earning deposits in banks	16,816	1,022	6.08%	29,999	1,040	3.47%	39,719	628	1.58%

Total interest earning assets	790,199	$53,262	6.74%	730,099	$42,023	5.76%	720,754	$36,869	5.12%

Non-Interest Earning Assets:
Cash and due from banks	19,244			21,899			19,457
Bank premises & equipment (net)	20,970			18,951			17,330
Other assets	23,539			21,690			17,379

Total non-interest earning assets	63,753			62,540			54,166

Total assets	$853,952			$792,639			$774,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing Liabilities:
Interest bearing demand deposits	$239,836	$6,024	2.51%	$232,056	$3,448	1.49%	$222,341	$2,242	1.01%
Savings deposits	36,003	39	0.11%	39,314	39	0.10%	39,918	55	0.14%
Time deposits	359,642	15,652	4.35%	311,864	9,703	3.11%	307,460	6,742	2.19%
FHLB and other borrowings	44,653	2,260	5.06%	42,983	2,226	5.18%	51,230	2,337	4.56%

Total interest bearing liabilities	680,134	$23,975	3.53%	626,217	$15,416	2.46%	620,949	$11,376	1.83%

Non-interest bearing demand deposits	82,151			81,454			76,391
Other liabilities	6,772			4,844			4,322

Total non-interest bearing liabilities	88,923			86,298			80,713

Total liabilities	769,057			712,515			701,662
Stockholders’ equity	84,895			80,124			73,258

Total liabilities and stockholders’ equity	$853,952			$792,639			$774,920

Net interest income		$29,287			$26,607			$25,493
Net yield on interest earning assets			3.71%			3.64%			3.54%

(1)	Average balances include non-accruing loans of approximately $4,201,000, $815,000 and $2,121,000 in 2006, 2005 and 2004, respectively.

The table above sets forth certain information relating to BancTrust’s average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost on liabilities for the years indicated. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the years indicated.

2006 versus 2005. Interest income totaled $53,262,000 in 2006, compared to $42,024,000 in 2005. Both average earning assets and the average annual yields earned on them increased in 2006, compared to 2005. Average interest earning assets in 2006 totaled $790,199,000 and yielded 6.74%. In 2005, average interest earning assets totaled $730,099,000 and yielded 5.76%.

BancTrust’s loan portfolio typically produces the bulk of total interest income in any given period. In 2006, interest and fees on loans totaled $44,063,000 and in 2005, totaled $32,140,000. This increase in total interest income between the two periods was attributed to increases in both the average volume of the loan portfolio as well as the average annual yield earned on it. The average volume of BancTrust’s loan portfolio in 2006 totaled $566,742,000 compared to $460,214,000 in 2005. The average annual yield earned on the loan portfolio in 2006 was 7.77% compared to 6.98% in 2005. Overall increases in market interest rates during 2006 contributed to the higher average loan portfolio yield, while increased loan demand contributed to higher average loan volumes.

BancTrust’s investment securities portfolio earned interest and dividend income in 2006 of $8,176,000 compared to $8,843,000 in 2005. A decrease in the average balance of the investment securities portfolio offset a 27 basis point increase in the average annual yield. In 2006, the investment securities portfolio earned an average annual yield of 3.96% on average volume of $206,641,000, compared to a 3.69% yield on average volume of $239,886,000 in 2005. Increases in market interest rates contributed to the higher average yield, while loan growth which outpaced deposit increases contributed to lower average volumes.

Interest income earned on cash equivalent investments decreased to $1,022,000 in 2006 from $1,040,000 in 2005. The average annual yield on theses assets increased to 6.08% in 2006 on average volume of $16,816,000. In 2005, these assets earned an average annual yield of 3.47% on average volume of $29,999,000. Short term market interest rates increased with greater magnitude in 2006 than did intermediate and longer term interest rates, thereby accounting for the significant increase in the average annual yield earned by BancTrust on its cash equivalent investments. Generally, published federal funds interest rates represent the lowest rate at which a financial institution can invest available funds at any given point in time.

Total interest expense in 2006 was $23,975,000 compared to $15,416,000 in 2005. This increase was accounted for in both higher average interest bearing liability volumes and the average rate of interest paid on those liabilities. In 2006, BancTrust paid an average annual rate of 3.52% on its interest bearing liabilities compared to 2.46% in 2005. In 2006, the average volume of interest bearing liabilities increased to $680,134,000 from $626,217,000 in 2005.

Interest paid on interest bearing deposits increased in 2006 to $21,715,000 from $13,190,000 in 2005. Increases in both the average annual rate of interest paid and average volume of these deposits accounted for this increase between the two periods. BancTrust paid an average annual rate of 3.42% on interest bearing deposits in 2006, compared to 2.26% in 2005. The average volume of interest bearing deposits in 2006 was $635,481,000, compared to $583,234,000 in 2005. As market rates of interest increased in 2006, BancTrust increased the various rates of interest it paid for many of its interest bearing deposit account products, thereby accounting for the aforementioned increase in the average rate of interest paid on interest bearing deposit accounts. BancTrust’s continued emphasis on deposit growth (see “Deposits”) contributed to the increase in the average volume of interest bearing deposits between 2006 and 2005.

Interest expense on borrowed funds (primarily FHLB borrowings) increased slightly in 2006 to $2,260,000 compared to $2,226,000 in 2005. BancTrust paid an average rate of interest on borrowed funds of 5.06% in 2006 and 5.18% in 2005. The average balance of borrowed funds in 2006 was $44,653,000 and $42,983,000 in 2005.

Net interest income in 2006 totaled $29,287,000 compared to $26,607,000 in 2005. Net interest margin, which is net interest income expressed as a percentage of average earning assets was 3.71% and 3.64% in 2006 and 2005 respectively. The primary reason that BancTrust’s net interest margin improved in 2006 was the aforementioned increases in market interest rates. The redeployment of funds from the lower yielding investment securities and cash equivalent investment portfolios into the higher yielding loan portfolio contributed to the improvement as well.

2005 versus 2004. Interest income totaled $42,023,000 in 2005, compared to $36,869,000 in 2004. Both average earning assets and the average annual yields earned on them increased in 2005, compared to 2004. Average interest earning assets in 2005 totaled $730,099,000 and yielded 5.76%. In 2004, average interest earning assets totaled $720,754,000 and yielded 5.12%.

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

Provision for Loan Losses

2006 versus 2005. Provision for loan losses typically represents increases to the allowance for loan losses in the form of charges against income. Consequently, provision for loan losses typically has the effect of reducing income. In 2005 this was not the case. In 2005, BancTrust’s provision for loan losses was ($675,000) and increased income for the period. In 2006, provision for loan losses was $45,000 and reduced income for the period.

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

2006 versus 2005. Deposits service charges are the largest component of noninterest income for BancTrust. In 2006, deposit service charges increased to $5,700,000 from $5,337,000 in 2005. Increases in fee eligible activities among deposit customers attributed to the increase.

Other noninterest income increased to $2,982,000 in 2006 from $2,786,000 in 2005. Increases in service fees related to time deposit accounts, point of sale checking account cards and leasing contributed to the increase in other noninterest income.

Net securities losses totaled $18,000 for 2006 compared to net securities gains of $14,000 2005. Trust department income increased slightly in 2006 to $934,000 from $900,000 in 2005.

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

2006 versus 2005. Noninterest expense totaled $26,975,000 in 2006 and $27,185,000 in 2005. Lower salaries and wages and other noninterest expenses were the primary factors in the decrease as they offset an increase in pension costs and other benefits.

Salaries and wages in 2006 totaled $11,782,000 compared to $12,372,000 in 2005. This decrease was primarily due to staff reductions. Pensions and other benefits expenses increased to $3,083,000 in 2006 from $2,374,000 in 2005. The majority of this increase was accounted for in incentives and other personnel expenses related primarily to the recruitment of senior level production personnel.

Occupancy and equipment expenses increased slightly to $5,172,000 in 2006 from $5,137,000 in 2005. The impact of a full year of depreciation on 2005 expansion efforts as well as BancTrust’s renovated operations center which was placed into service in the first quarter of 2005, accounted for the majority of this increase in occupancy and equipment expenses.

Other noninterest expenses totaled $6,938,000 and $7,302,000 in 2006 and 2005 respectively. This decline was primarily attributable to BancTrust having realized lower expenses related to its other real estate owned portfolio and fewer deposit account activity related charge offs.

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

2006 versus 2005. Before the provision for income taxes, net income totaled $11,866,000 in 2006 and $9,136,000 in 2005. Provision for income taxes totaled $3,786,000 and $2,599,000 in 2006 and 2005 respectively. The effective income tax rate increased in 2006 to 31.9% from 28.5% in 2005, primarily due to the fact that income tax credits available to BancTrust are static amounts. Consequently, as income before provision for income taxes increased, the relative beneficial impact of these income tax credits was diluted.

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

On December 31, 2006, BancTrust had a positive cumulative one-year gap position of $95,505,000, indicating that while $462,978,000 in assets could reprice during 2007, $367,473,000 in liabilities could reprice in the same time frame. The above table reflects a positive cumulative gap position in all maturity classifications. A positive cumulative gap position implies that interest earning assets (loans and securities) will reprice at a faster pace than interest-bearing liabilities (deposits and debt). In a rising rate environment, this position will generally have a positive effect on earnings, while in a falling rate environment this position will generally have a negative effect on earnings. Other factors, however, including the speed at which assets and liabilities reprice in response to changes in market rates, as well as competitive factors, can influence the overall impact that changes in interest rates have on net income. The actual interest rate sensitivity of BancTrust’s assets and liabilities could vary significantly from the information set forth in the above table due to market conditions and other factors.

The process of measuring, compiling and analyzing the maturity and repricing dynamics of interest sensitive assets and liabilities is referred to as, “asset liability management” (“ALM”). BancTrust has established an ALCO (see – “Liquidity”), consisting of the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Risk Management Officer, Senior Lender, Chief Investment Officer, Retail Division Manager, Senior Credit Officer and the Principal Accounting Officer. The ALCO is responsible for ensuring that the relationship of interest sensitive assets and liabilities, as defined by their respective maturity and repricing characteristics, does not become so mismatched as to expose BancTrust to unacceptable levels of risk in the areas of equity capital valuation, earnings or liquidity. ALCO achieves its objectives via regular meetings where various data relating to specific liquidity and interest rate issues are presented and discussed. At least quarterly, ALCO utilizes an interest rate risk computer model which compiles the detailed repricing and maturity characteristics of BancTrust’s interest sensitive instruments (both assets and liabilities), and produces various reports and supporting detail, which indicate BancTrust’s overall interest rate risk exposure.

New Accounting Standards

See Note 1 to Consolidated Financial Statements incorporated in Item 15.-“Exhibits and Financial Statement Schedules” for discussion on new accounting standards.

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

SELECTED QUARTERLY FINANCIAL DATA 2006 - 2005

(Dollars in thousands, except for per share amounts)

	2006				2005
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Net interest income	$7,544	$7,562	$7,297	$6,884	$6,731	$6,811	$6,626	$6,439
Provision for loan losses	509	428	(351)	(541)	(193)	(26)	(143)	(313)
Income before income tax	2,132	2,615	3,415	3,704	2,263	2,650	2,223	2,000
Provision for income tax	676	756	1,141	1,213	822	600	612	565
Net income	1,456	1,859	2,274	2,491	1,441	2,050	1,611	1,435
Net income per share (basic)	$0.25	$0.31	$0.39	$0.42	$0.25	$0.35	$0.27	$0.26
Net income per share (diluted)	0.25	0.31	0.38	0.42	0.24	0.35	0.27	0.26
Cash dividends declared per share	0.12	0.12	0.12	0.12	0.11	0.11	0.11	0.11
Total Assets	$910,705	$885,596	$868,281	$821,993	$811,773	$806,999	$781,485	$775,901

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Internal Controls over Disclosure

BancTrust maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that such information is accumulated and communicated to BancTrust’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decision making regarding required disclosure. BancTrust’s, under the supervision and participation of its management, including BancTrust’s Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of BancTrust’s disclosure controls and procedures as of the end of the period covered by the report pursuant to the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that BancTrust’s disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this annual report has been accumulated and communicated to them in a manner appropriate to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2006, there have been no changes in BancTrust’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect, BancTrust’s internal control over financial reporting. Set forth below is Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting

The management of The Peoples BancTrust, Inc. and subsidiary is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15 and 15d-15. This internal control system has been designed to provide reasonable assurance to BancTrust’s management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of The Peoples BancTrust, Inc. and subsidiary has assessed the effectiveness of BancTrust’s internal control over financial reporting as of December 31, 2006. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and based on such criteria, we believe that, as of December 31, 2006, BancTrust’s internal control over financial reporting was effective.

Mauldin & Jenkins, LLC, the independent registered public accounting firm that audited the consolidated financial statements of BancTrust’s included in this Annual Report on Form 10-K, has issued a report on management’s assessment of BancTrust’s internal control over financial reporting as of December 31, 2006. The report, which expresses an unqualified opinion on management’s assessment and on the effectiveness of BancTrust’s internal control over financial reporting as of December 31, 2006, is included below in this Item under the heading “Report of the Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

The Peoples BancTrust Company, Inc.

Selma, Alabama

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that The Peoples BancTrust Company, Inc. and Subsidiary maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Peoples BancTrust Company, Inc. and Subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of BancTrust’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of BancTrust’s; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of BancTrust’s are being made only in accordance with authorizations of management and directors of BancTrust’s; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of BancTrust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that The Peoples BancTrust Company, Inc. and Subsidiary maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, The Peoples BancTrust Company, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Peoples BancTrust Company, Inc. and Subsidiary as of December 31, 2006 and 2005 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 15, 2007 expressed an unqualified opinion.

/s/ Mauldin & Jenkins, LLC

Birmingham, Alabama

March 15, 2007

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of BancTrust is omitted from this Report as BancTrust intends to file a definitive proxy statement not later than 120 days after December 31, 2006, and the information to be included therein is incorporated herein by reference.

Information regarding the executive officers of BancTrust is included under separate caption in Part I of this Form 10-K.

Item 405 of Regulation S-K disclosure is omitted from this Report as BancTrust will file a definitive proxy statement dated not later than 120 days after December 31, 2006, and the Item 405 disclosure to be included therein is incorporated herein by reference.

BancTrust has adopted a code of ethics that applies to all directors and employees, including without exception, the principal executive officer, principal financial officer, principal accounting officer and/or controller, or persons performing similar functions. The code of ethics is attached as Exhibit 14 to this Form 10-K. It is also posted on BancTrust’s internet website, located at http://www.peoplesbt.com. Any waiver or substantive amendments of the Code of Ethics applicable to BancTrust’s directors and executive officers also will be disclosed on BancTrust’s website.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is omitted from this Report as BancTrust will file a definitive proxy statement dated not later than 120 days after December 31, 2006 and the information to be included therein is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is omitted from this Report as BancTrust will file a definitive proxy statement dated not later than 120 after December 31, 2006, and the information to be included therein is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is omitted from this Report as BancTrust will file a definitive proxy statement dated not later than 120 days after December 31, 2006, and the information to be included therein is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is omitted from the Report as BancTrust will file a definitive proxy statement dated not later than 120 days after December 31, 2006, and the information to be included therein is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of BancTrust included herein (beginning on page F-1), are as follows.

1. Report of Independent Registered Public Accounting Firm.	F-2
2. Consolidated Balance Sheets - December 31, 2006 and 2005.	F-3
3. Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004.	F-4
4. Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004.	F-5
5. Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004.	F-6
6. Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004.	F-7
7. Notes to Consolidated Financial Statements.	F-8

(a)(2)	All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)	The following exhibits either are filed as part of this Report or are incorporated herein by reference:

Exhibit No. 3. Articles of Incorporation and Bylaws

(i)	Articles of Incorporation – incorporated herein by reference to Exhibit 3(i) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

(ii)	Bylaws – incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K, dated September 19, 2006.

Exhibit No. 10.1. Stock Option Plans and Agreements

(i)	1992 Stock Option Plan - Incorporated herein by reference to Exhibit 10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.

(ii)	1999 Stock Option Plan – Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-77109).

(iii)	Stock Option Agreement between the Registrant and Walter A. Parrent – Incorporated herein by reference to the Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, dated September 9, 2005.

(iv)	Stock Option Agreement between the Registrant and Don J. Giardina – Incorporated herein by reference to the Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated September 1, 2006.

Exhibit No. 10.2. Executive Supplemental Retirement Plans

(i)	Agreement dated July 17, 2001, by and between The Peoples Bank and Trust Company and Richard P. Morthland – Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(ii)	Agreement dated July 17, 2001, by and between The Peoples Bank and Trust Company and Elam P. Holley, Jr. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Exhibit No. 10.3. Agreement with Richard P. Morthland – Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated December 17, 2002.

Exhibit No. 10.4. Dividend Reinvestment and Stock Purchase Plan – Incorporated herein by reference to registration statement on Form S-3 (File No. 33-60935).

Exhibit No. 10.5. Key Employee Restricted Stock Plans

(i)	2005 Key Employee Restricted Stock Plan – Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated September 9, 2005.

(ii)	Restricted Stock Agreement between the Registrant and Walter A. Parrent dated September 9, 2005 – Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 9, 2005.

(iii)	2006 Key Employee Restricted Stock Plan – Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated August 16, 2006.

(iv)	Restricted Stock Agreement between the Registrant and Don J. Giardina dated September 1, 2006 – Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 1, 2006.

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

Exhibit No. 10.8. Agreement with Elam P. Holley, Jr. – Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated August 16, 2006.

Exhibit No. 10.9. Employment Agreement with Don J. Giardina – Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated September 7, 2007.

Exhibit No. 10.10. Change in Control Employment Agreements with Andrew C. Bearden, Jr., Gerald F. Holley, Terry S. Pritchett and Jefferson G. Ratcliffe – Incorporated herein by reference to Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to the Registrant’s Current Report on Form 8-K, dated December 20, 2006.

Exhibit No. 10.11. Change in Control Employment Agreement with Thomas P. Wilbourne – Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated January 16, 2007.

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

The Peoples BancTrust Company, Inc. and Subsidiary

Consolidated Financial Statements

As of December 31, 2006 and 2005 and

For Each of the Three Years Ended December 31, 2006, 2005 and 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

To the Board of Directors

The Peoples BancTrust Company, Inc.

Selma, Alabama

We have audited the accompanying consolidated balance sheets of The Peoples BancTrust Company, Inc. and Subsidiary as of December 31, 2006 and 2005 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Peoples BancTrust Company, Inc. and Subsidiary as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Peoples BancTrust Company, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of The Peoples BancTrust Company, Inc. and Subsidiary’s internal control over financial reporting and an unqualified opinion on the effectiveness of The Peoples BancTrust Company, Inc. and Subsidiary’s internal control over financial reporting.

/s/ Mauldin & Jenkins, LLC

Birmingham, Alabama

March 15, 2007

The Peoples BancTrust Company, Inc. and Subsidiary

Consolidated Balance Sheets

December 31, 2006 and 2005

	2006	2005
Assets
Cash and due from banks	$27,454,618	$34,584,685
Federal funds sold	—	14,000,000

Cash and cash equivalents	27,454,618	48,584,685
Available-for-sale securities	204,601,608	226,043,483
Loans, net of unearned income	631,799,504	495,509,202
Allowance for loan losses	(6,398,376)	(6,654,460)

Loans, net	625,401,127	488,854,742
Bank premises and equipment	46,200,096	37,959,775
Less accumulated depreciation	(20,812,899)	(19,014,170)

Bank premises and equipment, net	25,387,197	18,945,605
Other real estate, net	1,033,826	2,746,220
Interest receivable	4,947,193	3,921,347
Intangible assets acquired, net	6,428,376	6,634,209
Deferred income taxes	2,640,176	2,283,470
Other assets	12,810,578	13,759,137

Total assets	$910,704,699	$811,772,898

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand-noninterest bearing	$84,728,300	$85,538,199
Demand-interest bearing	277,793,376	238,009,955
Savings	33,480,766	36,965,168
Time	372,698,660	327,536,059

Total deposits	768,701,101	688,049,381
Other borrowed funds	48,267,635	37,732,458
Interest payable	3,467,965	2,176,197
Income taxes payable	9,301	222,702
Other liabilities	3,464,907	2,040,768

Total liabilities	823,910,910	730,221,507
Stockholders’ equity:
Common stock	591,759	589,532
Treasury stock	—	(90,688)
Additional paid-in capital	17,199,913	16,586,341
Accumulated other comprehensive loss, net of tax	(4,149,908)	(3,448,847)
Deferred stock based compensation	(102,053)	(92,250)
Retained earnings	73,254,079	68,007,303

Total stockholders’ equity	86,793,789	81,551,391

Total liabilities and stockholders’ equity	$910,704,699	$811,772,898

The Peoples BancTrust Company, Inc. and Subsidiary

Consolidated Statements of Income

December 31, 2006, 2005 and 2004

	2006	2005	2004
Interest income:
Interest and fees on loans and bankers acceptances	$44,063,468	$32,140,992	$28,028,661
Interest and dividends on investment securities:
U.S. Government securities	4,282,968	4,382,875	4,325,817
Other securities and interest-bearing deposits	4,859,567	5,122,167	4,359,229
Interest on federal funds sold and resell agreements	55,699	377,741	155,507

Total interest income	53,261,703	42,023,775	36,869,214

Interest expense:
Interest on deposits	21,714,579	13,190,372	9,038,890
Interest on federal funds purchased and other borrowed funds	2,259,984	2,226,049	2,336,630

Total interest expense	23,974,563	15,416,421	11,375,520

Net interest income	29,287,140	26,607,354	25,493,694
Provision (credit) for loan losses	45,411	(675,471)	(149,164)

Net interest income after provision (credit) for loan losses	29,241,729	27,282,826	25,642,858

Noninterest income:
Trust department income	934,460	900,017	890,621
Service charges on deposit accounts	5,700,016	5,336,868	4,749,168
Net securities (losses) gains	(18,420)	14,193	724,859
Other noninterest income	2,982,295	2,786,781	2,567,997

Total noninterest income	9,598,351	9,037,859	8,932,645
Noninterest expense:
Salaries and wages	11,781,609	12,371,562	11,838,559
Pensions and other employee benefits	3,083,281	2,373,977	2,049,789
Occupancy and equipment expenses	5,171,874	5,137,987	4,865,438
Other noninterest expenses	6,937,805	7,301,540	7,808,744

Total noninterest expense	26,974,569	27,185,066	26,562,530

Income before provision for income taxes	11,865,511	9,135,619	8,012,973
Provision for income taxes	3,785,865	2,598,853	1,970,877

Net income	$8,079,646	$6,536,766	$6,042,096

Earnings per share
Basic net income per share	$1.37	$1.13	$1.08

Diluted net income per share	$1.36	$1.12	$1.08

Basic weighted average number of shares outstanding	5,904,912	5,805,644	5,574,190

Diluted weighted average number of shares outstanding	5,953,762	5,832,284	5,593,040

The Peoples BancTrust Company, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Net income	$8,079,646	$6,536,766	$6,042,096
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale during the period	1,340,208	(3,949,943)	(1,796,244)
Market valuation impact of interest rate floor contract	(205,554)	—	—
Defined benefit pension plan adjustment impact of SFAS 158	(2,264,104)	—	—
Less: reclassification adjustment for net (losses) gains included in net income	(18,420)	14,193	724,859

Other comprehensive loss	(1,111,031)	(3,964,135)	(2,521,103)
Income tax benefit related to items of other comprehensive loss	409,969	1,462,765	930,287

Other comprehensive loss, net of tax	(701,061)	(2,501,370)	(1,590,816)

Comprehensive income, net of tax	$7,378,584	$4,035,396	$4,451,280

The Peoples BancTrust Company, Inc and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2006, 2005 and 2004

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss) net of Tax	Deferred Stock Based Compensation	Retained Earnings	Total
Balance December 31, 2003	$556,478	$—	$11,144,938	$643,339	$—	$60,434,189	$72,778,944

Net income						6,042,096	6,042,096
Cash dividends declared ($.44 per share)						(2,451,075)	(2,451,075)
Common stock issued (24,184 shares)	2,418						2,418
Common stock retired (4,416 shares)	(441)						(441)
Net impact of common stock tendered for common stock options exercised and common stock purchased through the dividend reinvestment plan			261,363				261,363
Change in accumulated other comprehensive income, net of tax				(1,590,816)			(1,590,816)

Balance December 31, 2004	$558,456	$—	$11,406,301	$(947,477)	$—	$64,025,210	$75,042,490

Net income						6,536,766	6,536,766
Cash dividends declared ($.44 per share)						(2,554,674)	(2,554,674)
Common stock issued(313,986 shares)	31,398						31,398
Common stock retired (3,217 shares)	(322)						(322)
Treasury stock purchased (5,700 shares)		(90,688)					(90,688)
Net impact of common stock sold, common stock tendered for common stock options exercised and common stock purchased through the dividend reinvestment plan			5,180,040				5,180,040
Net impact of restricted common stock issued (6,000 shares)					(92,250)		(92,250)
Change in accumulated other comprehensive income, net of tax				(2,501,370)			(2,501,370)

Balance December 31, 2005	$589,532	$(90,688)	$16,586,341	$(3,448,847)	$(92,250)	$68,007,303	$81,551,391

Net income						8,079,646	8,079,646
Cash dividends declared ($.48 per share)						(2,832,871)	(2,832,871)
Common stock issued(32,601 shares)	3,260						3,260
Common stock retired (10,325 shares)	(1,033)						(1,033)
Treasury stock retired (5,700 shares)		90,688					90,688
Net impact of common stock tendered for common stock options exercised, common stock purchased through the dividend reinvestment plan, common stock retired and expense recognition of stock based compensation			613,572				613,572
Change in accumulated other comprehensive income, net of tax				(701,061)			(701,061)
Net impact of previously issued restricted common stock vested (6,000 shares) and restricted common stock issued (6,000 shares)					(9,803)		(9,803)

Balance December 31, 2006	$591,759	$—	$17,199,913	$(4,149,908)	$(102,053)	$73,254,078	$86,793,789

The Peoples BancTrust Company, Inc and Subsidiary

Consolidated Statements of Cash Flows

December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities
Net income	$8,079,646	$6,536,766	$6,042,096
Adjustments to reconcile net income to cash provided by operating activities
(Credit) provision for loan losses	45,411	(675,471)	(149,164)
Depreciation, amortization and accretion	2,313,547	2,639,707	2,638,544
Increase in unearned discount	8,104,017	148,715	39,634
Deferred income taxes, net	53,263	1,249,128	1,095,364
Stock based compensation	345,315	—	—
(Gain) loss on sales of OREO	(228,769)	(6,139)	225,250
Loss (gain) on sales of securities	18,420	(14,193)	(724,859)
Write down of other real estate and equipment	131,999	248,988	36,475
Decrease (increase) in assets
Interest receivable	(1,025,846)	(623,051)	163,301
Income taxes receivable	—	1,263,011	(1,177,632)
Other assets	(326,167)	1,087,987	(995,421)
(Decrease) increase in other liabilities
Interest payable	1,291,768	794,928	(132,900)
Minimum required contributions to defined benefits pension plan	—	(336,208)	(1,008,624)
Income taxes payable	(213,401)	222,702	(830,661)
Other liabilities	594,033	181,398	(2,438,104)

Net cash provided by operating activities	19,183,236	12,718,268	2,783,299
Cash flows from investing activities
Proceeds from sales of available for sale securities	4,522,095	2,757,252	84,010,036
Proceeds from maturities and calls of available for sale securities	35,589,277	28,223,125	73,210,590
Purchases of available for sale securities	(17,408,468)	(7,509,252)	(187,985,554)
Purchase of derivative instrument	(445,000)	—	—
Net (increase) decrease in loans	(144,721,390)	(60,889,106)	23,615,040
Excess contributions to defined benefit pension plan	—	(2,000,000)	(2,000,000)
Purchases of bank premises and equipment	(8,508,722)	(3,519,116)	(3,646,794)
Proceeds from sales of other real estate and equipment	1,953,511	1,337,111	2,404,572

Net cash used in investing activities	(129,018,697)	(41,599,986)	(10,392,110)
Cash flows from financing activities
Net increase in deposits	80,651,720	22,396,402	21,896,267
Increase (decrease) in borrowings	10,535,177	(10,580,113)	(8,377,925)
Proceeds from issuance of common stock	140,883	4,919,467	37,661
Dividends paid	(2,622,385)	(2,355,290)	(2,251,762)
Purchase of treasury stock	—	(90,688)	—

Net cash provided by financing activities	88,705,395	14,289,778	11,304,241
(Decrease) increase in cash and cash equivalents	(21,130,066)	(14,591,940)	3,695,430
Cash and cash equivalents
Beginning of period	48,584,684	63,176,624	59,481,194

End of period	$27,454,618	$48,584,684	$63,176,624

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$22,682,795	$14,621,492	$11,508,420

Income taxes	$3,930,363	$(135,988)	$1,519,000

Non-cash investing activities
Transfer of loans to other real estate	$302,576	$1,536,909	$2,293,004

Transfer of premises to other real estate	$—	$600,837	$—

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

1.	Significant Accounting Policies

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

At December 31, 2006 and 2005, all of the Company’s securities were classified as available-for-sale as part of an asset and liability strategy to maximize the flexibility of its investment portfolio.

Realized and unrealized gains and losses are based on the specific identification method.

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

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

Management’s periodic evaluation of the adequacy of the allowance also considers unimpaired loans and takes into consideration the Bank’s loan loss experience for pools of homogeneous loans, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay and current economic conditions. While management believes that it has established the allowance in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Bank’s regulators or its economic environment will not require further increases in the allowance.

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

At December 31, 2006 and 2005, the recorded investment in loans for which impairment has been recognized totaled approximately $6,761,000 and $7,487,000, respectively. These loans had a corresponding valuation allowance of approximately $338,000 at December 31, 2006 and $786,000 at December 31, 2005. The impaired loans were measured for impairment using the fair value of the collateral, as substantially all of these loans were collateral dependent. The average recorded investment in impaired loans during 2006, 2005 and 2004 was approximately $5,826,279, $7,137,000 and $10,144,000, respectively. The Company recognized approximately $462,000, $594,000 and $793,000 of interest on impaired loans during 2006, 2005 and 2004, respectively.

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Income Recognition on Impaired and Nonaccrual Loans

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well collateralized and in the process of collection. If a loan or a portion of a loan is partially charged off, the loan is generally classified as nonaccrual. At the discretion of management, loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

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

December 31, 2006, 2005 and 2004

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

Defined Benefit Pension Plan

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

This Statement requires the Company to:

Recognize the funded status of its defined benefit pension plan – measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation – in its statement of financial position. For a pension plan, the benefit obligation is the projected benefit obligation.

Recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, Employers’ Accounting for Pensions, or No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of Statements 87 and 106, if any, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements.

Measure defined benefit plan assets and obligations as of the date of the employers’ fiscal year-end statement of financial position (with limited exceptions).

Disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligations.

This Statement amends Statement 87, FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, Statement 106, and

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, and other related accounting literature. Upon adoption of this Statement and subsequently, the Company will continue to apply the provisions in Statements 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its balance sheets and in determining the amount of net periodic benefit cost.

The Company adopted the provisions of this standard for its fiscal year ended December 31, 2006. The Company has recognized the funded status of its defined benefit pension plan and provided the required disclosures in Note 12. Upon adoption, the Company charged other comprehensive income, net of tax, $1,428,650 related to actuarial net gains or losses and prior service costs or credits that arose during the period but not recognized as components of net periodic benefit cost.

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

Stock-Based Compensation

At December 31, 2006, the Company had one stock-based employee compensation plan from which all stock based compensation awards were granted after January of 2000, which is described more fully in Note 20. Stock based compensation awards granted prior to and including January of 2000, were issued under a separate plan. Prior to January 1, 2006, the Company accounted for stock based employee compensation under the recognition and measurement provisions of APB Opinion NO. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the statements of income for the years ended December 31, 2005 and 2004, as all options granted under the plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized during 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

As a result of adopting Statement 123(R) on January 1, 2006, the both Company’s income before income taxes and net income for the year ended December 31, 2006, are $345,315 and $258,155 lower than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the year ended December 31, 2006 would have been $1.41 and $1.40, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $1.37 and $1.36, respectively. The table below illustrates the impact that the adoption of Statement 123(R) would have had on net income, basic earnings per share and diluted earnings per share in 2005 and 2004, had it been applicable to those periods.

	2005	2004
Net income
As reported	$6,536,766	$6,042,096
Deducts:
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	—	(52,634)

Pro forma net income	$6,536,766	$5,989,462

Basic earnings per share
As reported	$1.13	$1.08
Pro forma	$1.13	$1.07
Diluted earnings per share
As reported	$1.12	$1.08
Pro forma	$1.12	$1.07

Prior to the adoption of Statement 123(R), the Bank would have presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

Advertising Costs

Advertising costs are expensed as incurred.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold, securities purchased under agreements to resell, and interest-bearing deposits in banks.

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Accounting for Derivatives and Hedging Activities

As part of the Company’s overall interest rate risk management, the Company occasionally uses derivative instruments. Under the guidelines of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, all derivative instruments are required to be carried at fair value on the balance sheet. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability “cash flow” hedge. Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedged transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific assets and liabilities on the balance sheet or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.

The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item (including forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is dedesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; or (4) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with subsequent changes in its fair value recognized in current-period earnings.

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

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Recently Issued Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective beginning January 1, 2007. The Company does not expect the impact of the implementation of FIN 48 on its consolidated financial statements to be significant.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which provides for enhanced guidance for using fair value to measure assets and liabilities. FASB Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FASB Statement No. 157 is applicable under other accounting pronouncements that either require or permit fair value measurements and does not require any new fair value measurements. FASB Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet evaluated the impact of the implementation of FASB Statement No. 157.

In September 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF Issue 06-4 addresses accounting for split-dollar life insurance arrangements after the employer purchases a life insurance policy on the covered employee. EITF Issue 06-4 states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under EITF Issue 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. EITF Issue 06-4 is effective for fiscal years beginning after December 15, 2007. The Company has not yet evaluated the impact of the implementation of EITF Issue 06-4.

In September 2006, the FASB ratified EITF Issue 06-5, Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin (“FTB”) No. 85-4, Accounting for Purchases of Life Insurance. EITF Issue 06-5 addresses how an entity should determine the amount that could be realized under the insurance contract at the balance sheet date in applying FTB 85-4 and if the determination should be on an individual or group policy basis. EITF Issue 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF Issue 06-5 is not expected to have a material effect on the Company’s financial statements.

2.	Restricted Cash Balances

Aggregate reserves in the form of deposits with the Federal Reserve Bank of approximately $13,448,000 and $18,108,000 were maintained to satisfy federal regulatory requirements at December 31, 2006 and 2005, respectively.

3.	Capital and Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.10 per share, which have been designated as Non-cumulative Non-voting Directors’ Preferred Stock, Series A. No preferred stock was outstanding at either December 31, 2006 or 2005.

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

4.	Securities

The amortized cost and approximate market values of available-for-sale securities at December 31, 2006 and 2005 are as follows:

	2006
Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. Government Issued Securities	$10,956,981	$—	$(156,607)	$10,800,374
Obligations of other U.S. government sponsored agencies and corporations	112,006,356	—	(1,822,902)	110,183,454
Mortgage backed securities	77,892,103	1,465	(2,389,159)	75,504,409
Corporate and other securities	7,860,418	266,647	(13,694)	8,113,371

	$208,715,858	$268,112	$(4,382,362)	$204,601,608

	2005
Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. Government Issued Securities	$13,958,288	$—	$(291,099)	$13,667,189
Obligations of other U.S. government sponsored agencies and corporations	114,969,313	340	(2,658,918)	112,310,735
Mortgage backed securities	93,654,751	—	(2,742,880)	90,911,871
Corporate and other securities	8,934,008	244,751	(25,071)	9,153,688

	$231,516,360	$245,091	$(5,717,968)	$226,043,483

Included within corporate and other securities are $2,011,249 and $756,491 in marketable equity securities at December 31, 2006 and 2005, respectively. Also included within corporate and other securities are $3,746,800 and $3,299,100 of Federal Home Loan Bank stock at December 31, 2006 and 2005, respectively, and $598,500 and $591,712 of Federal Reserve Bank stock at December 31, 2006 and 2005 respectively. The Federal home Loan Bank Stock and Federal Reserve Bank Stock are carried at cost because the market values were not readily determinable.

The amortized cost and approximate market value of available-for-sale securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities for mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, these securities and equity securities are not categorized by maturity class.

	Available-for-sale Securities
	Cost	Market Value
Due in one year or less	$44,160,577	$43,940,583
Due after one year through five years	79,802,679	78,029,470
Due after five years through ten years	—	—
Mortgage backed securities	77,892,103	75,504,409
Equity securities	6,860,499	7,127,146

	$208,715,858	$204,601,608

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

The following table reflects BancTrust’s investments’ gross unrealized losses and market value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005.

	2006
	Less Than 12 Months		12 Months or More
Type	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government Issued Securities	$—	$—	$5,819,374	$(142,279)
Obligations of other U.S. government sponsored agencies and corporations	19,949,000	(21,173)	95,215,454	(1,816,057)
Obligations of state and political subdivisions	—	—	—	—
Mortgage backed securities	—	—	74,888,887	(2,389,159)
Corporate and other securities	—	—	986,225	(13,694)

Total temporarily impaired securities	$19,949,000	$(21,173)	$176,909,940	$(4,361,189)

	Total
	Market Value	Unrealized Losses
U.S. Government Issued Securities	$5,819,374	$(142,279)
Obligations of other U.S. government sponsored agencies and corporations	115,164,454	(1,837,230)
Obligations of state and political subdivisions	—	—
Mortgage backed securities	74,888,887	(2,389,159)
Corporate and other securities	986,225	(13,694)

Total temporarily impaired securities	$196,858,940	$(4,382,362)

	2005
	Less Than 12 Months		12 Months or More
Type	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government Issued Securities	$—	$—	$13,667,190	$(291,098)
Obligations of other U.S. government sponsored agencies and corporations	17,683,176	(274,197)	93,619,921	(2,384,722)
Obligations of state and political subdivisions	—	—	—	—
Mortgage backed securities	26,063,430	(515,387)	64,848,442	(2,227,493)
Corporate and other securities	—	—	974,754	(25,071)

Total temporarily impaired securities	$43,746,606	$(789,584)	$173,110,307	$(4,928,384)

	Total
	Market Value	Unrealized Losses
U.S. Government Issued Securities	$13,667,190	$(291,098)
Obligations of other U.S. government sponsored agencies and corporations	111,303,097	(2,658,919)
Obligations of state and political subdivisions	—	—
Mortgage backed securities	90,911,872	(2,742,880)
Corporate and other securities	974,754	(25,071)

Total temporarily impaired securities	$216,856,913	$(5,717,968)

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of BancTrust to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies has occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

Gross gains of $19,784, $14,193, and $809,537 for 2006, 2005 and 2004, respectively were realized on the sales of debt securities. Gross losses of $1,364 and $84,678 were realized on the sales of debt securities for 2006 and 2004 respectively. No losses were realized on the sale of debt securities in 2005.

Securities with a carrying value of approximately $154,149,000 and $149,148,000 were pledged as collateral for public funds deposits and repurchase agreements at December 31, 2006 and 2005, respectively.

5.	Loans

The major categories of loans at December 31, 2006 and 2005 are as follows:

	2006	2005
Commercial and Industrial	$152,407,163	$87,338,864
Real estate mortgage	439,820,575	362,837,624
Personal	46,332,312	45,195,548
Overdrafts and credit line	2,225,264	1,018,960

	640,785,314	496,390,996

Less:
Unearned discount	8,985,811	881,794
Allowance for loan losses	6,398,376	6,654,460

	$625,401,127	$488,854,742

The Bank’s lending is concentrated throughout Dallas, Autauga, Butler, Bibb, Elmore, Shelby, Lee, Jefferson, Tuscaloosa and Montgomery counties in Alabama; the repayment of these loans is, in part, dependent on the economic conditions in these areas of the state. Management does not believe the loan portfolio contains concentrations of credit risk either geographically, or by borrower, which would expose the Bank to unacceptable amounts of risk. The above loans included agricultural loans totaling approximately $4,771,000 and $3,031,000 for 2006 and 2005, respectively. Management continually evaluates the potential risk in this segment of the portfolio in determining the adequacy of the allowance for possible loan losses.

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, residential real estate and income-producing commercial properties. No additional credit risk exposure relating to outstanding loan balances exists beyond the amounts shown in the consolidated balance sheets as of December 31, 2006 and 2005.

Loans on which the accrual of interest has been discontinued amounted to approximately $4,201,000, $815,000, and $2,121,000 for 2006, 2005, and 2004, respectively. Had these loans been current throughout their terms, interest income would have increased approximately $144,000, $62,000, and $119,000 in 2006, 2005, and 2004, respectively.

Changes in the allowance for loan losses were as follows:

	2006	2005	2004
Balance, beginning of year	$6,654,460	$9,042,942	$11,994,862
(Credit) provision charged to operations	45,411	(675,471)	(149,164)
Loan charged off	(1,114,785)	(3,102,353)	(4,409,406)
Recoveries	813,290	1,389,342	1,606,650

Balance, end of year	$6,398,376	$6,654,460	$9,042,942

6.	Bank Premises and Equipment

Bank premises and equipment and accumulated depreciation at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
Buildings	$22,010,708	$16,357,246
Furniture and equipment	17,064,669	15,375,885
Land improvements	933,244	573,719
Construction in progress, substantially complete	663,206	1,910,540

	40,671,827	34,217,390
Less accumulated depreciation	20,812,899	19,014,170

	19,858,928	15,203,220
Land	5,528,269	3,742,385

	$25,387,197	$18,945,605

Depreciation expense on premises and equipment totaled $1,948,359 in 2006, $2,133,354 in 2005 and $2,277,564 in 2004.

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

7.	Goodwill and Other Intangible Assets

The Company has amortizable finite-lived intangible assets capitalized on its balance sheet in the form of core deposits and other intangibles. Intangible assets (including goodwill) at December 31, 2006 and 2005 are as follows:

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired intangible assets:
Core deposits	$2,871,712	$2,646,559	$225,153
Other	212,804	212,804	—

Total acquired intangible assets	$3,084,516	$2,859,363	$225,153

Non-amortizing goodwill:	$8,136,833	$1,933,610	$6,203,223

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired intangible assets:
Core deposits	$2,871,712	$2,450,517	$421,195
Other	212,804	203,013	9,791

Total acquired intangible assets	$3,084,516	$2,653,530	$430,986

Non-amortizing goodwill:	$8,136,833	$1,933,610	$6,203,223

During each calendar year, the Company performs an impairment test on amounts recorded in goodwill as of June 30. For the Years ended December 31, 2006, 2005 and 2004, no amounts of impairment losses were recognized related to goodwill.

Amortization expense on finite-lived intangible assets totaled approximately $206,000 for 2006 and 227,000 for each of 2005 and 2004. Aggregate amortization expense of currently recorded core deposits and other intangibles is expected to be as follows through December 31, 2008:

	Core Deposits	Acquisition Costs	Total
2007	$196,042	$—	$196,042
2008	29,111	—	29,111

Total	$225,153	$—	$225,153

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

8.	Derivatives

During 2006, the Company entered into an interest rate floor contract in order to mitigate the possible effects declining interest rates could have on a specific segment of its floating rate loan portfolio. Pursuant to the agreement, the Company will receive payments from its counterparty if and when the stated prime rate of interest is less than 6.50% on May 6th, August 6th, November 6th or February 6th in a given year, until and including February 6, 2011. Payment amounts will be determined by multiplying the spread between stated prime on a given measurement date and 6.50%, by a notional amount of $50,000,000. The Company paid a one-time premium of $445,000 for the contract, which is being amortized into expense over the life of the contract, which is five years. For the year ending December 31, 2006, $80,177 was expensed for the interest floor contract.

The interest rate floor is being accounted for as a cash flow hedge and marked to market through other comprehensive income. As of December 31, 2006, the interest rate floor contract was carried at its fair value which was equal to $160,000. The Company considers the derivative (interest rate floor) as highly effective in offsetting changes in cash flows of the hedged items (prime based floating rate loans) should interest rates fall below the stated prime rate of interest noted above.

December 31, 2006
Derivative Type	Notional Amount	Fair Value	Assets Hedged
Interest rate floor	$50,000,000	$160,000	Prime based floating rate loans

9.	Deposits

Time deposits of less than $100,000 totaled $178,418,438 at December 31, 2006, while time deposits of $100,000 or more totaled $194,280,222. At December 31, 2005, time deposits of less than $100,000 totaled $182,090,925, while time deposits of $100,000 or more totaled $145,445,135. The scheduled maturities of time deposits at December 31, 2006 were as follows:

2006
2007	$246,931,483
2008	72,951,559
2009	22,751,737
2010	28,697,401
2011	1,365,089
Thereafter	1,391

$372,698,660

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Contained within total time deposits at December 31, 2006 and 2005, were brokered time deposits. Brokered time deposits totaled $61,273,404 at December 31, 2006 and $20,693,500 at December 31, 2005. The scheduled maturities of brokered time deposits at December 31, 2006 were as follows:

2006
2007	$4,490,904
2008	38,847,500
2009	17,836,000
2010	99,000

$61,273,404

10.	Borrowed Funds

Borrowed funds are summarized as follows:

	2006	2005
FHLB borrowings	$47,451,986	$36,920,876
Other	815,649	811,582

	$48,267,635	$37,732,458

The Company is a member of the Federal Home Loan Bank of Atlanta (FHLB). At December 31, 2006 and 2005, the Company had FHLB borrowings outstanding of $47,451,986 and $36,920,876, respectively. Based on current collateral, the Company had $14,439,000 of additional borrowing capacity with the FHLB at December 31, 2006. FHLB has a blanket lien on the Company’s 1-4 family and certain multi family mortgage loans pledged against the amount of the outstanding debt. These borrowings bear interest rates of 0.08 percent to 7.03 percent and mature from 2007 to 2026.

At December 31, 2006, borrowed funds, including the current portion, are scheduled to mature as follows:

2007	$2,995,760
2008	26,924,624
2009	603,986
2010	10,484,096
2011	492,419
Thereafter	6,766,750

$48,267,635

At December 31, 2006, the Company has unused lines of credit with unaffiliated financial institutions totaling approximately $66 million.

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

11.	Income Taxes

The Company and the Bank file a consolidated income tax return. The consolidated provision for income taxes is as follows:

2006
Current	$3,732,602
Deferred	53,263

$3,785,865

2005
Current	$1,349,725
Deferred	1,249,128

$2,598,853

2004
Current	$875,513
Deferred	1,095,364

$1,970,877

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 31 are as follows:

	2006	2005
Allowance for loan losses	$2,509,764	$2,547,993
Pension expense	(547,421)	(816,199)
Intangible assets	(60,420)	(120,326)
Bank premises and equipment	(1,324,221)	(995,898)
Investments	(452,231)	(118,186)
Unrealized loss on investment securities	1,522,695	2,024,030
Unrealized loss on interest rate floor	75,849	—
Unrecognized net periodic pension costs	835,454	—
Other	80,707	(237,944)

	$2,640,176	$2,283,470

The Company did not establish a valuation allowance related to the net deferred tax asset due to taxes paid within the carry-back period being sufficient to offset future deductions resulting from the reversal of these temporary differences.

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

The provision for income taxes is different from the amount computed by applying the federal income tax statutory rate to income before provision for income taxes. The reasons for this difference, as a percentage of pre-tax income, are as follows:

	2006	2005	2004
Federal income tax statutory rate	35.0%	34.0%	34.0%
Tax exempt income	(0.4)	(0.5)	(0.6)
Bank owned life insurance	(1.0)	(1.0)	(1.4)
State income taxes	3.7	2.6	2.3
Income tax credits	(3.6)	(4.7)	(5.3)
Deferred tax adjustments	—	(1.7)	(3.8)
Other	(1.8)	(0.1)	(0.6)

Effective tax rate	31.9%	28.6%	24.6%

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

12.	Benefit Plans

Defined Benefit Pension Plan

The Parent Company sponsors a defined benefit pension plan covering substantially all employees. The plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Parent Company and compensation rates for the last five years. Contributions to the plan reflect benefits attributed to employees’ services to date, as well as services expected to be performed in the future.

In September 2006, FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R) (“SFAS 158”), which changed the accounting rules for reporting and disclosures related to pension and other post-retirement benefit plans. Companies are now required to include on the balance sheet an additional asset or liability to reflect the funded status of retirement and other post-retirement benefit plans, and a corresponding after-tax adjustment to equity through other comprehensive income. Retroactive application of this accounting rule is prohibited; therefore, 2006 is presented as required by SFAS 158 and 2005 is presented as required under the accounting rules prior to SFAS 158. The adoption in 2006 had no effect on the computation of net periodic benefit expense for the Company’s defined benefit pension plan.

Pension expense includes the following components:

	December 31,
	2006	2005	2004
Service cost of the current period	$841,202	$793,314	$680,830
Interest cost on the projected benefit obligation	786,553	737,433	688,372
Return on plan assets	(963,680)	(894,900)	(655,551)
Net amortization of prior service cost, and actuarial net gain/loss	150,990	103,974	90,761

Pension expense, net	$815,065	$739,821	$804,412

Effective 2006, SFAS 158 requires that companies recognize a balance sheet asset or liability for their pension plans equal to the funded status of the plan, as shown below.

For 2005, a pension asset was recognized because amounts the employer had contributed to the plan exceeded cumulative net periodic pension costs recognized. For 2006, the pension liability was equal to the funded status of the plan which reflects the change in presentation from applying SFAS 158.

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

The following sets forth the funded status of the plan and the amounts included in the accompanying balance sheet:

	December 31,
	2006	2005
Actuarial present value of benefit obligations:
Projected benefit obligation	$(14,669,832)	$(14,183,749)
Fair value of assets held in the plan	13,879,801	13,073,887

Unfunded excess of projected benefit obligation over plan assets	(790,031)	(1,109,862)
Net unrecognized loss from changes in assumptions for weighted average discount rate, expected long-term assets, mortality tables, and other actuarial assumptions, addition of participants and projected earnings	—	3,491,968
Unamortized prior service cost	—	(125,710)

Accrued pension (liability)/asset included in the balance sheet	$(790,031)	$2,256,396

The following table shows the pre-tax change in accumulated other comprehensive income (loss), a component of stockholders’ equity, attributable to the components of net pension expense and reclassification adjustments as a result of adopting SFAS 158:

For the year ended December 31, 2006	Unrecognized Actuarial Net Loss	Unamortized Prior Service Cost/(Credit)	Total
Accumulated Other Comprehensive Income, beginning of year	$—	$—	$—
Components of comprehensive income during period:
Reclassification for adjustments arising during period	2,473,289	(58,195)	2,415,094
Amounts recognized in net periodic pension cost	(178,912)	27,922	(150,990)

Accumulated Other Comprehensive Income, end of year	$2,294,377	$(30,273)	$2,264,104

The Company uses the straight-line method of amortization for prior service cost and unrecognized gains and losses. During 2007, the Company expects to expense approximately $78,000 for unrecognized losses and record a credit of $21,000 for prior service costs.

The following table includes a reconciliation of the projected benefit obligation:

	December 31,
	2006	2005
Projected benefit obligation beginning of year	$14,183,749	$12,624,123
Service cost	841,202	793,314
Interest cost	786,553	737,433
Distributions	(339,108)	(273,819)
Actuarial (gains)/losses	(805,538)	375,413
Administrative expenses and other	2,974	(72,715)

Projected benefit obligation end of year	$14,669,832	$14,183,749

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

The following table includes a reconciliation of the fair value of plan assets:

	December 31,
	2006	2005
Fair value – beginning of year	$13,073,887	$10,701,489
Contributions	—	2,336,208
Return on plan assets	1,209,563	382,724
Distributions	(339,108)	(273,819)
Administrative expenses	(64,541)	(72,715)

Fair value – end of year	$13,879,801	$13,073,887

The following table sets forth the assumptions used to compute the estimated pension liability:

	December 31,
	2006	2005
Weighted average discount rate - projected benefit obligation	6.00%	5.75%
Increase in future compensation levels	5.00%	5.00%
Expected long-term rate of return	7.50%	7.50%

In consultation with the plan’s investment management company and actuary, the Company, as plan sponsor, arrives at an assumption for the expected long-term rate of return on plan assets. This rate is intended to reflect the average rate of earnings expected on funds invested given funding obligations, future compensation levels, and inflation. The expected long-term rate of return is not necessarily a reflection of recent experience but rather a historical estimate of future long-term rates of return. Anticipated returns for the plan are not reduced by taxes and assume the plan continues in place for the foreseeable future.

The Company reviews the plan’s asset allocation and investment mix at least annually. Plan assets may be invested in a mix of the following major classes: equity – large cap growth; equity – small cap value; equity – international; intermediate bond; and money market. Investment strategies are based, in part, on the Company’s overall assessment of the state of the economy and its assumed direction, the Federal Reserve Board’s bias in setting monetary policy, fiscal policy and its projected impact, and the direction of short and long-term interest rates. Investment strategies are guided by an investment policy that calls for comparing the investment performance of the investment management company to an appropriate benchmark. This evaluation is conducted over a three-year horizon and also considers the investment manager’s performance relative to their discipline.

The expected benefit payments by year to plan participants are as follows:

2007	$587,959
2008	682,366
2009	728,014
2010	805,975
2011	825,359
2012 through 2016	5,770,514

$9,400,187

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

The Company did not contribute to the plan in 2006, but contributed $2,336,208 to the plan in 2005. The Company does not expect to make any contributions to the plan in 2007.

The incremental effect of applying SFAS 158 on individual items on the Company’s Consolidated Balance Sheet at December 31, 2006 is an increase in pension liabilities of $2,264,104, an increase in deferred tax assets of $835,454 and a decrease in stockholders’ equity of $1,428,650.

Executive Retirement Plans

During 2001, the Company adopted a non-qualified Executive Supplemental Retirement Plan (the Executive Plan) and entered into agreements with certain executive officers under which the Company will make payments to the executives upon their retirement, or to the executives’ beneficiaries upon their death. The Executive Plan supplements the benefits payable to the executives under the Pension Plan, and is based upon the accumulated after-tax income from specified life insurance contracts. Cash values of the underlying life insurance contracts, of which the Company is the sole beneficiary, were approximately $1,708,929 and $1,655,000 at December 31, 2006 and 2005, respectively. In August of 2006, the Company began making payments to one of the beneficiaries upon his attainment of age 65. Accrued benefits under the Executive Plan were approximately $238,000 and $230,000 at December 31, 2006 and 2005, respectively. The expense of this plan charged to operations was $20,748, $23,548 and $23,662 for the years ended December 31, 2006, 2005 and 2004.

Employee Benefit Plan

Effective January 1, 1998, the Company established a qualified employee benefit plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. Employees can contribute up to 15 percent of their salary to the plan on a pre-tax basis and the Company matches participants’ contributions up to the first 1.5 percent of each participant’s salary. The Company’s matching contribution charged to operations related to this plan was approximately $112,000, $109,000 and $93,000 for the years ended December 31, 2006, 2005 and 2004 respectively.

Employee Stock Ownership Plan

During 1987, the Company established an Employee Stock Ownership Plan (ESOP), a tax-qualified, defined contribution plan which covers substantially all employees. Contributions are determined by the Board of Directors of the Company. No Contributions were made to the ESOP by the Company for any of the years 2006, 2005 and 2004. The ESOP held 63,517 and 72,088 shares of common stock in the Company at December 31, 2006 and 2005, respectively.

13.	Noninterest expense

Components of other noninterest expense that exceed 1% of total revenue for each of the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Losses on sales or other real estate owned, net of gains	$—	$—	$225,250
Loss on loan sale	—	—	550,549
All other items of noninterest expense	6,937,805	7,301,540	7,032,945

Total other noninterest expense	$6,937,805	$7,301,540	$7,808,744

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

14.	Commitments and Contingencies

The Bank leases certain buildings, equipment and land under noncancelable operating leases which require various minimum annual rentals.

The total minimum rental commitment at December 31, 2006 under the leases is as follows:

2007	$616,232
2008	355,950
2009	169,831
2010	111,497
2011	70,990

$1,324,500

The total rental expense was approximately $643,000, $539,000, and $535,000 in 2006, 2005, and 2004, respectively.

The Company is from time to time a defendant in legal actions from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at December 31, 2006 will have a materially adverse effect on the Company’s financial statements.

15.	Related Party Transactions

Certain directors and officers of the Company and its subsidiary bank, including their immediate families and companies in which they are principal owners, were loan customers of the Bank in the ordinary course of business. Such loans had outstanding balances of $5,024,560 and $3,324,154 at December 31, 2006 and 2005, respectively. A summary of the loan activity with these related parties during 2006 is shown below:

Balance, beginning of year	$3,324,154
Additions	4,265,307
Reductions	(2,529,826)
Change in related parties	(35,075)

Balance, end of year	$5,024,560

During 2006, 2005, and 2004, the Company paid legal fees of approximately $175,000, $120,000, and $146,000, respectively, to a law firm in which a partner of the firm serves on the board of directors of the Company.

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

16.	Earnings Per Share

The following table reflects the reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation:

	Income	Shares	Per-Share Amount
For the year ended December 31, 2006
Basic EPS
Income available to common stockholders	$8,079,646	5,904,912	$1.37

Effect of dilutive securities
Stock options		48,850

Diluted EPS	$8,079,646	5,953,762	$1.36

For the year ended December 31, 2005
Basic EPS
Income available to common stockholders	$6,536,766	5,805,644	$1.13

Effect of dilutive securities
Stock options		26,640

Diluted EPS	$6,536,766	5,832,284	$1.12

For the year ended December 31, 2004
Basic EPS
Income available to common stockholders	$6,042,096	5,574,190	$1.08

Effect of dilutive securities
Stock options		18,850

Diluted EPS	$6,042,096	5,593,040	$1.08

17.	Regulatory Matters

The approval of regulatory authorities is required if the total of all the dividends declared by the Bank in any calendar year exceeds the Bank’s net income as defined for that year combined with its retained net income for the preceding two calendar years. When necessary, the Bank obtained regulatory approval as applicable for the payment of dividends in 2006, 2005, and 2004.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that the Company meets all capital adequacy requirements to which it is subject.

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation, categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table.

	The Company
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
As of December 31, 2006
Total Capital (to Risk Weighted Assets)	91,078	12.89%	56,546	8.00%	70,682	10.00%
Tier 1 Capital (to Risk Weighted Assets)	84,679	11.98%	28,273	4.00%	42,409	6.00%
Tier 1 Capital (to Average Assets)	84,679	9.55%	35,462	4.00%	44,327	5.00%
As of December 31, 2005
Total Capital (to Risk Weighted Assets)	85,178	14.51%	46,962	8.00%	58,703	10.00%
Tier 1 Capital (to Risk Weighted Assets)	78,521	13.38%	23,481	4.00%	35,222	6.00%
Tier 1 Capital (to Average Assets)	78,521	9.85%	31,903	4.00%	39,878	5.00%

	The Bank
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
As of December 31, 2006
Total Capital (to Risk Weighted Assets)	84,939	12.04%	56,418	8.00%	70,522	10.00%
Tier 1 Capital (to Risk Weighted Assets)	78,540	11.14%	28,209	4.00%	42,313	6.00%
Tier 1 Capital (to Average Assets)	78,540	8.98%	34,969	4.00%	43,711	5.00%
As of December 31, 2005
Total Capital (to Risk Weighted Assets)	79,277	13.68%	46,353	8.00%	57,941	10.00%
Tier 1 Capital (to Risk Weighted Assets)	72,620	12.53%	23,177	4.00%	34,765	6.00%
Tier 1 Capital (to Average Assets)	72,620	9.19%	31,619	4.00%	39,524	5.00%

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

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank had approximately $108,060,000 and $104,280,000 in commitments to extend credit at December 31, 2006 and 2005, respectively. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include certificates of deposit, marketable securities, real estate, and other collateral.

Irrevocable standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include certificates of deposit, marketable securities, real estate, and other collateral for those commitments for which collateral is deemed necessary. The Bank had approximately $21,406,000 and $23,218,000 in irrevocable standby letters of credit at December 31, 2006 and 2005, respectively.

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

December 31, 2006, 2005 and 2004

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

Derivatives

Interest rate floors are recorded on the balance sheet at fair value, based on dealer quoted prices.

Commitments to Extend Credit and Irrevocable Standby Letters of Credit

The value of these unrecognized financial instruments is estimated based on the deferred fee income associated with the commitments. Such fee income is not material to the Company’s financial statements at December 31, 2006 and 2005 and therefore, the fair value of these commitments is not presented.

The estimated fair values of the Company’s financial instruments at December 31, 2006 and 2005 are as follows:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$27,454,618	$27,454,618	$48,584,685	$48,584,685
Investment securities:
Available for sale	204,601,608	204,601,608	226,043,483	226,043,483
Loans	625,401,127	617,324,044	488,854,742	486,505,414
Interest receivable	4,947,193	4,947,193	3,921,347	3,921,347
Cash surrender value of life insurance	9,406,583	9,406,584	9,050,852	9,050,852

	$871,811,129	$863,734,047	$776,455,109	$774,105,781

Financial liabilities:
Deposits	$768,701,101	$772,823,930	$688,049,381	$686,765,892
Borrowed funds	48,267,635	48,328,385	37,732,458	38,897,392
Interest payable	3,467,965	3,467,965	2,176,197	2,176,197

	$820,436,701	$824,620,280	$727,958,036	$727,839,481

Derivatives:
Interest rate floor	$160,000	$160,000	$—	$—

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

20.	Stock Based Compensation

Stock Options

As of December 31, 2006, the Company has one stock-based compensation plan that allows for grants of incentive stock options and nonqualified stock options. The plan permits the granting of stock options up to 550,000 shares of common stock. Under the plan, stock options granted generally have an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plan include a vesting period (usually up to five years) with an exercisable period not to exceed ten years. Dividends are not paid on unexercised options and dividends are not subject to vesting. Option awards provide for accelerated vesting if there is a change in control (as defined in the plan). As of December 31, 2006, approximately 382,000 additional stock options could be granted under the plan.

The fair value of each stock option award is estimated on the date of grant using a Black-Scholes-Merton valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historic price fluctuations of the common stock of the Company for given periods. The expected term of options granted is based on the short-cut method and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected forfeiture rates, if any, are based upon historical experiences.

	Years Ended December 31,
	2006	2005
Dividend yield	2.5%	2.4%
Weighted-average volatility	22.2%	22.6%
Expected life in years	5.0	4.0
Risk-free interest rate	4.9%	4.6%

The weighted-average grant-date fair value of options granted during the years ended December 31, 2006 and 2005 was $4.14 and $2.94 respectively. No options were granted in 2004. The fair value of restricted stock grants is determined based on the closing price of the Company’s shares on the grant date.

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

A summary of stock option activity under the Plan as of December 31, 2006, 2005 and 2004 and changes during the years then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	170,410	$14.83
Granted	111,000	18.88
Exercised	(14,830)	13.33
Expired / forfeited	(1,000)	18.50

Outstanding at December 31, 2006	265,580	$16.59	7.02	$2,366,333

Vested at December 31, 2006	155,580	$14.97	5.34	$1,637,998

Outstanding at January 1, 2005	137,610	$14.10
Granted	50,000	15.38
Exercised	(6,160)	9.03
Expired / forfeited	(11,040)	11.46

Outstanding at December 31, 2005	170,410	$14.83	6.03	$790,702

Vested at December 31, 2005	120,410	$14.60	4.51	$586,397

Outstanding at January 1, 2004	154,114	$13.51
Granted	—
Exercised	(7,964)	12.04
Expired / forfeited	(8,540)	5.37

Outstanding at December 31, 2004	137,610	$14.10	5.33	$273,844

Vested at December 31, 2004	137,610	$14.10	5.33	$273,844

Total intrinsic value of options exercised was $83,964, $49,218 and $33,767 for the years ended December 31, 2006, 2005 and 2004, respectively. The total fair value of options vested during the years ended December 31, 2006, 2005 and 2004 was $147,000, $0 and $82,369, respectively.

The compensation cost charged against income for the years ended December 31, 2006, 2005 and 2004 were $240,308, $0 and $0, respectively, for BancTrust’s stock option plan. Income tax benefits recognized for the respective years were $51,464, $0 and $0.

Cash received from the exercise of options was $120,325 for the year ended December 31, 2006. The tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $15,640 for the year ended December 31, 2006.

As of December 31, 2006, there was $366,651 of total unrecognized compensation cost related to the nonvested share based compensation arrangements granted under the option plan. That cost is expected to be recognized over a weighted-average period of 2.2 years.

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Restricted Stock

On September 1, 2006, BancTrust’s President and Chief Executive Officer was awarded 6,000 shares of restricted common stock, with an aggregate fair market value of $19.135 per share. The restricted stock will vest in one-third increments (2,000 shares) on September 1, 2007, 2008 and 2009. The total expense associated with this grant of $114,810 will be recognized over the three year period. As of December 31, 2006, $12,757 was charged as compensation cost against income related to this grant. The unamortized balance of the fair value of the restricted stock grant has been recorded as deferred stock based compensation in the equity section of the consolidated balance sheets.

As of December 31, 2005, $92,250 was recorded in deferred stock based compensation in the equity section of the consolidated balance sheets related to a grant of 6,000 shares of restricted stock to BancTrust’s former President and Chief Executive Officer. On May 2, 2006, this restricted stock award became fully vested upon his death. Accordingly, BancTrust recognized $92,250 of related expense associated with this grant.

21.	Dividend Reinvestment and Share Purchase Plan

In 1998, the Company adopted a dividend reinvestment and share purchase plan. Under the plan, all holders of record of common stock are eligible to participate in the plan. Participants in the plan may direct the plan administrator to invest cash dividends declared with respect to all or any portion of their common stock. Participants may also make optional cash payments that will be invested through the plan. All cash dividends paid to the plan administrator are invested within 30 days of cash dividend payment date. Cash dividends and optional cash payments will be used to purchase common stock of the Company in the open market, from newly-issued shares, from shares held in treasury, in negotiated transactions, or in any combination of the foregoing. The purchase price of the shares of common stock is based on the average market price for a specified period of time immediately preceding the dividend payment date. All administrative costs are borne by the Company. No shares were purchased under the plan in 2006. In 2005, 13,704 shares were purchased under the plan.

22.	The Peoples BancTrust Company, Inc. (Parent Company Only)

Presented below and on the following pages are the financial statements of The Peoples BancTrust Company, Inc. (parent company only).

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

BALANCE SHEETS

December 31, 2006 and 2005

	2006	2005
Assets
Cash and due from banks (1)	$462,133	$288,740
Available-for-sale securities	4,995,327	4,991,667
Investment in subsidiary bank, The Peoples Bank and Trust Company (2)	80,655,943	75,650,243
Other assets	907,144	843,777

Total assets	$87,020,547	$81,774,427

Liabilities and Stockholders’ Equity
Other liabilities	226,757	223,036
Common stock, $.10 par value; 9,000,000 shares authorized; 5,917,592 and 5,895,316 shares issued at December 31, 2006 and 2005, respectively	591,759	589,532
Tresury stock	—	(90,688)
Additional paid-in capital	17,199,913	16,586,341
Accumulated, other comprehensive (loss) income, net of tax	(4,149,908)	(3,448,847)
Deferred stock based compensation	(102,053)	(92,250)
Retained earnings	73,254,079	68,007,303

Total stockholders’ equity	86,793,789	81,551,391

Total liabilities and stockholders’ equity	$87,020,547	$81,774,427

(1)	$174,780 eliminated in consolidation 2006 and $188,823 eliminated in consolidation 2005

(2)	Eliminated in consolidation

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

STATEMENTS OF INCOME AND RETAINED EARNINGS

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash dividends received or receivable from subsidiary (1)	$3,350,000	$3,290,000	$4,200,000
Equity in subsidiary’s undistributed net income (1)	5,617,359	4,245,929	3,500,042
Interest income on U.S. Government investment securities	201,013	123,875	—
Other income	36,271	23,446	20,103
Salaries and benefits	(483,084)	(806,167)	(1,331,000)
Stock based compensation	(345,315)	—	—
Other expenses	(296,598)	(340,317)	(347,049)

Net income	8,079,646	6,536,766	6,042,096
Retained earnings, beginning of year	68,007,303	64,025,210	60,434,189
Less: cash dividends declared	(2,832,871)	(2,554,673)	(2,451,075)

Retained earnings, end of year	$73,254,079	$68,007,303	$64,025,210

(1)	Eliminated in consolidation

The Peoples BancTrust Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Operating activities
Net income	$8,079,646	$6,536,776	$6,042,096
Adjustments to reconcile net income to net cash provided by operating activities:
Subsidiary income in excess of dividends (1)	(5,617,359)	(4,245,929)	(3,500,042)
Accretion	(17,680)	(16,667)	—
Stock based compensation	345,315	—	—
Decrease (increase) in other assets	(152,768)	(93,798)	9,275
Minimum required contributions to defined benefits pension plan	—	—	(1,008,624)
Increase (decrease) in other liabilities	3,721	(15,234)	876,770

Net cash provided by operating activities	2,640,875	2,165,138	2,419,475

Investing activities
Purchase of available for sale securities	(1,985,980)	(4,975,000)	—
Proceeds from maturities and calls of available for sale securities	2,000,000	—	—
Land purchased	—	—	(1,003,247)

Net cash provided by (used in) investing activities	14,020	(4,975,000)	(1,003,247)

Financing activities
Dividends paid	(2,622,385)	(2,355,290)	(2,251,762)
Increase in borrowed funds	—	—	950,000
Purchase of treasury stock	—	(90,688)	—
Proceeds from issuance of common stock	140,883	4,919,467	37,661

Net cash provided by (used in) financing activities	(2,481,502)	2,473,489	(1,264,101)

(Decrease) increase in cash and cash equivalents	173,393	(336,373)	152,127
Cash and cash equivalents
Beginning of year	288,740	625,113	472,986

End of year	$462,133	$288,740	$625,113

(1)	Eliminated in consolidation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

THE PEOPLES BANCTRUST COMPANY, INC. (Registrant)

Date: March 16, 2007	By:	/s/ Don J. Giardina
Don J. Giardina President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

DATE: SIGNATURE AND TITLE:

/s/ Ted M. Henry Ted M. Henry Chairman of the Board of Directors	March 15, 2007

/s/ Don J. Giardina Don J. Giardina President, Chief Executive Officer and Director	March 15, 2007

/s/ Thomas P. Wilbourne Thomas P. Wilbourne Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	March 15, 2007

/s/ Johnny Crear Johnny Crear Director	March 15, 2007

/s/ Harry W. Gamble, Jr. Harry W. Gamble, Jr. Director	March 15, 2007

/s/ Edith M. Jones Edith M. Jones Director	March 15, 2007

/s/ D. Joseph McInnes D. Joseph McInnes Director	March 15, 2007

/s/ Thomas E. Newton Thomas E. Newton Director	March 15, 2007

/s/ David Y. Pearce David Y. Pearce Director	March 15, 2007

/s/ Julius E. Talton, Jr. Julius E. Talton, Jr. Director	March 15, 2007

/s/ Daniel P. Wilbanks Daniel P. Wilbanks Director	March 15, 2007