Form 10-K/A
period 2006-12-31
PEOPLES BANCTRUST CO INC
filed 2007-04-30
CIK 762128

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The registrant’s voting stock is traded on the Nasdaq Capital Market. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price ($22.70 per share) at which the stock was sold on February 14, 2007, was approximately $82,806,000. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant’s Common Stock.

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A amends the Annual Report on Form 10-K filed by the registrant on March 16, 2007, to include the information required by Items 10-14 of Part III of Form 10-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The following table sets forth certain information with respect to the Company’s directors.

Name	Age(1)	Director Since		Position(s) Held with the Company
Johnny Crear	70	1998		Director
Harry W. Gamble, Jr.	70	1974	(2)	Director
Don J. Giardina	57	2006		Director, President and Chief Executive Officer
Ted M. Henry	68	1968	(2)	Chairman of the Board
Edith Morthland Jones	57	1996		Director
D. Joseph McInnes	63	2005		Director
Thomas E. Newton	61	1996		Director
David Y. Pearce	59	1996		Director
Julius E. Talton, Jr.	46	1999		Director
Daniel P. Wilbanks	69	1998		Director

(1)	As of March 1, 2007.
(2)	Includes term of office as director of the Bank prior to formation of the Company as the holding company for the Bank in 1985. Each director of the Company is also a director of the Bank.

The principal occupation(s) and business experience for the past five years of each director are set forth below:

Johnny Crear is retired. Previously, he was President of Crear, Inc., the operator of a convalescent home.

Harry W. Gamble, Jr. is a member of the law firm of Gamble, Gamble & Calame, LLC.

Don J. Giardina has served as President and Chief Executive Officer of the Company and the Bank since September 2006. Prior to assuming his current position, Mr. Giardina served as President of Life Care Centers of America, Inc. in Cleveland, Tennessee, from 2003 until joining the Company and the Bank. Prior to that, Mr. Giardina held executive positions at other Alabama banks including President and Chief Executive Officer of The Bank and President of Colonial Bank in Birmingham, Alabama.

Ted M. Henry is Chairman and Chief Executive Officer of Henry Brick Company, Inc. Mr. Henry was elected Chairman of the Board of Directors of each of the Company and the Bank effective January 1, 2003.

Edith Morthland Jones has served as film liaison for the Selma-Dallas County Chamber of Commerce since 1988. Prior to that, she served as Director of Tourism and Travel for the Selma-Dallas County Chamber of Commerce. She is the daughter of Rex J. Morthland, the sister of Richard P. Morthland and the sister-in-law of M. Scott Patterson, Executive Vice President, Investment Officer and Secretary of the Bank and Executive Vice President and Secretary of the Company.

D. Joseph McInnes has served as Director of Transportation for the Department of Transportation of the State of Alabama since January 21, 2003. Prior to his current position, he had a 25 year career at Blount International, Inc., serving as Executive Vice President, Chief Administrative Officer and Corporate Secretary, as well as other positions. He has also served as President and Director of The Blount Foundation, Inc., as Chairman and Director of The Roberts and Mildred Blount Foundation, Inc., and Chairman, Chief Executive Officer, and Director of The Blount Cultural Park, Inc.

Thomas E. Newton is a partner in the commercial real estate development firm of Newton, Oldacre, and McDonald, L.L.C., Prattville, Alabama.

David Y. Pearce has been the owner of Pearce Catfish Farms since 1971 and President of Pearce Catfish Farms, Inc. since 1993.

Julius E. Talton, Jr. is President of Talton Communications, Inc. an internet service provider. He is the son of Julius E. Talton, Sr.

Daniel P. Wilbanks is engaged in the practice of family dentistry in Tallassee, Alabama. Dr. Wilbanks served as a director of Elmore County Bancshares, Inc., the holding company for The Bank of Tallassee, prior to their merger in 1998 with the Company and the Bank, respectively.

OTHER EXECUTIVE OFFICERS

Andrew C. Bearden, Jr., 60, has served as Executive Vice President and Chief Operating Officer of Peoples since January of 2007, and Executive Vice President and Assistant Secretary of BancTrust since 1996. Prior to assuming his position as Chief Operating Officer, Mr. Bearden served as Chief Financial Officer for Peoples Bank and BancTrust, and managed the Operations/Finance Division of Peoples Bank since 1996. Prior to assuming his position as manager of Operations/Finance Division, Mr. Bearden served as manager of Retail/Operations Division of Peoples Bank since 1994. Mr. Bearden was in private practice as a certified public accountant prior to his employment with Peoples Bank in 1985.

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

CORPORATE GOVERNANCE AND OTHER MATTERS

Board of Director and Shareholder Meetings. The Board of Directors met 22 times during the fiscal year ended December 31, 2006. All directors other than Mr. Newton attended at least 75% of the Board of Directors meetings and assigned committee meetings in 2006. The Company encourages directors attendance at its annual shareholder meetings and requests that directors make reasonable efforts to attend such meetings. All of the then members of the Board of Directors, other than Mr. McInnes, attended the 2006 annual meeting of the shareholders.

Board of Director Independence. Each year, the Board of Directors reviews the relationships that each director has with the Company and with other parties. Only those directors who do not have any of the categorical relationships that preclude them from being independent within the meaning of applicable Nasdaq rules and who the Board of Directors affirmatively determines have no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director are considered to be “independent directors.” The Board of Directors has reviewed a number of factors to evaluate the independence of each of its members. These factors include its members’ relationships with the Company and its competitors, suppliers and customers; their relationships with management and other directors; the relationships their current and former employers have with the Company; and the relationships between the Company and other companies of which the Company’s Board members are directors or executive officers. With respect to Mr. Henry, the Board of Directors also considered the following factors in determining his independence: (i) Mr. Henry served as interim Chief Executive Officer in 2006; (ii) the Company paid him $10,000 for his service in such capacity; and (iii) payments to Mr. Henry ceased upon the employment of Don J. Giardina as President and Chief Executive Officer. After evaluating these factors, the Board of Directors has determined that Dr. Wilbanks and Messrs. Crear, Henry, McInnes, Newton, Pearce and Talton are independent directors of the Company within the meaning of applicable NASDAQ listing standards and National Association of Securities Dealers, Inc. (“NASD”) staff interpretations.

Independent members of the Board of Directors of the Company met in executive session without management present four times during the fiscal year ended December 31, 2006, and are scheduled to do so at least two times per year.

Shareholder Communications. Shareholders may communicate directly with members of the Board of Directors or the individual chairman of standing Board of Directors committees by writing directly to those individuals at the following address: 310 Broad Street, Selma, Alabama 36701. The Company’s general policy is to forward, and not to intentionally screen, any mail received at the Company’s corporate office that is sent directly to an individual, unless the Company believes the communication may pose a security risk. The Board of Directors reserves the right to revise this policy in the event it is abused, becomes unworkable or otherwise does not efficiently serve the policy’s purpose.

Code of Ethics. The Board of Directors has adopted a Code of Ethics that applies to all officers, other employees and directors. A link to the Code of Ethics is on the “Investor Relations” portion of the Company’s website at http://www.peoplesbt.com. Any waiver or substantive amendments of the Code of Ethics applicable to the Company’s directors and executive officers also will be disclosed on the Company’s website.

COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors has a standing Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. The Board of Directors has determined that all of the directors who serve on these committees are independent within the meaning of applicable Securities and Exchange Commission (“SEC”) rules, NASDAQ listing standards and NASD staff interpretations. The Board of Directors has adopted a charter for each of the three standing committees.

Audit Committee. The current members of the Audit Committee are Mr. Crear, who serves as the chairman, and Messrs. Henry and McInnes. Each of the members of the committee is independent within the meaning of applicable SEC rules, NASDAQ listing standards and NASD staff interpretations. The Board of Directors has determined that Mr. McInnes is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K.

The Audit Committee has oversight responsibility for the quality and integrity of the Company’s financial statements. The Audit Committee meets privately with the independent auditors, has the sole authority to retain and dismiss the independent auditors and reviews their performance and independence from management. The independent auditors have unrestricted access and report directly to the committee. The Audit Committee met 10 times during 2006. The primary functions of the Audit Committee are to oversee: (i) the audit of the financial statements of the Company provided to the SEC, the shareholders and the general public; (ii) the Company’s internal financial and accounting processes; and (iii) the independent audit process. Additionally, the Audit Committee has responsibilities relating to: (i) registered public accounting firms; (ii) complaints relating to accounting, internal accounting controls or auditing matters; (iii) authority to engage advisors; and (iv) funding as determined by the audit committee. These and other aspects of the Audit Committee’s authority are more particularly described in the Audit Committee Charter adopted by the Board of Directors. A link to the Audit Committee Charter is on the “Investor Relations” portion of the Company’s website at http://www.peoplesbt.com.

The Audit Committee has adopted a formal policy concerning approval of audit and non-audit services to be provided to the Company by its independent auditor. The policy requires that all services to be provided by the independent auditor, including audit services and permitted audit-related and non-audit services, must be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided during 2006.

Pursuant to its Charter, the Audit Committee is authorized to conduct an appropriate review of all related party transactions for potential conflict of interest situations prior to approval of such transactions. The term “related party transaction” generally means a transaction, arrangement or relationship (or any series of the same) in which the Company or its subsidiaries is or will be a participant and the amount involved exceeds $120,000, and in which the related party has or will have a direct or indirect interest. A related party generally means a director, nominee or executive officer of the Company; a person known to be the beneficial owner of more than 5% of the common stock; and any “immediate family member” of the foregoing persons (as defined by the SEC).

Compensation Committee. The members of the Compensation Committee of the Company and the Bank are Dr. Wilbanks, who serves as the chairman, and Messrs. Crear, Newton and Pearce, each of whom is a non-employee director and is also independent within the meaning of NASD listing standards and NASD staff interpretations. The Compensation Committee met 6 times during 2006. The functions of the Compensation Committee include making recommendations to the Board of Directors concerning compensation, including incentive compensation, of the executive officers. The Compensation Committee also administers the 1999 Stock Option Plan. These and other aspects of the Compensation Committee’s authority are more particularly described in the Compensation Committee Charter adopted by the Board of Directors. A link to the Compensation Committee Charter is on the “Investor Relations” portion of the Company’s website at http://www.peoplesbt.com.

Nominating and Corporate Governance Committee. The independent members of the Board of Directors serve as the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for evaluating and recommending individuals for election or re-election to the Board of Directors, including those recommendations submitted by shareholders, the evaluation of the performance of the Board of Directors and its committees, and the evaluation and recommendation of corporate governance policies. These and other aspects of the Nominating and Corporate Governance Committee’s authority are more particularly described in the Nominating and Corporate Governance Committee Charter adopted by the Board of Directors. A link to the Nominating and Corporate Governance Committee Charter is on the “Investor Relations” portion of the Company’s website at http://www.peoplesbt.com. In 2006, the Nominating and Corporate Governance Committee held two meetings.

It is a policy of the Nominating and Corporate Governance Committee that candidates for director possess the highest personal and professional integrity, have demonstrated exceptional ability and judgment and have skills and expertise appropriate for the Company and serving the long-term interests of the Company’s shareholders. The committee’s process for identifying and evaluating nominees is as follows: (1) in the case of incumbent directors whose terms of office are set to expire, the committee reviews such directors’ overall service to the Company during their terms, including the number of meetings attended, level of participation, quality of performance, and any related party transactions with the Company during the applicable time period; and (2) in the case of new director candidates, the committee first conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board of Directors. The committee meets to discuss and consider such candidates’ qualifications, including whether the nominee is independent within the meaning of Nasdaq rules, and then selects a candidate for recommendation to the Board of Directors by majority vote. In seeking potential nominees, the Nominating and Corporate Governance Committee uses its and management’s network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. To date, the Nominating and Corporate Governance Committee has not paid a fee to any third party to assist in the process of identifying or evaluating director candidates, nor has the committee rejected a timely director nominee from a shareholder(s) holding more than 5% of the Company’s voting stock.

The Nominating and Corporate Governance Committee will consider director candidates recommended by shareholders, provided the shareholders follow the procedures set forth in the Company’s Bylaws. The committee does not intend to alter the manner in which it evaluates candidates, including the criteria set forth above, based on whether the candidate was recommended by a shareholder or otherwise.

The Company’s Bylaws provide that, to be timely, a shareholder’s notice of nomination must be delivered to or mailed and received at the principal executive offices of the Company not less than 30 days nor more than 90 days prior to an annual meeting; provided, however, that in the event that less than 45 days’ notice or prior public disclosure of the date of the annual meeting is given or made to shareholders, notice by the shareholder, to be timely, must be so received not later than close of business on the 15th day following the date on which notice is mailed or prior public disclosure is made of the date of the annual meeting. A shareholder’s notice of nomination must also set forth (i) as to each person who the shareholder proposes to nominate for election as a director, (a) the name, age, business address and residence address of such person, (b) the principal occupation or employment of such person, (c) the class and number of shares of the Company which are beneficially owned by such person, and (d) any other information relating to such person that is required to be disclosed in solicitations or proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A, or any successor regulation, under the Securities Exchange Act of 1934 (including without limitation such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); and (ii) as to the shareholder giving notice, (a) the name and address, as they appear on the Company’s books, of such shareholder, and (b) the class and number of shares of the Company which are beneficially owned by such shareholder. At the request of the Board of Directors, any person nominated by the Board of Directors for election as a director shall furnish to the Secretary of the Company that information required to be set forth in a shareholder’s notice of nomination which pertains to the nominee. Shareholder nominations may be proposed by any shareholder eligible to vote at an annual meeting, provided the notice is timely and complies with the informational requirements of the Bylaws.

The Nominating and Corporate Governance Committee may reject any nomination by a shareholder not made in accordance with the requirements of the Company’s Bylaws. Notwithstanding the foregoing procedures, if neither the Board of Directors nor such committee makes a determination as to the validity of any nominations by a shareholder, the chairman of the annual meeting shall, if the facts warrant, determine at the annual meeting whether the nomination was made in accordance with the terms of the Bylaws.

Executive Committees. The Board of Directors of each of the Company and the Bank in prior years, established an Executive Committee which, when the Board of the Company or the Bank is not in session, may exercise all of the authority of the Board except to the extent that such authority is limited by Alabama law or Board resolution. Members of the Executive Committee of each of the Company and the Bank are Ted M. Henry (Chairman), Harry W. Gamble, Jr. and David Y. Pearce. During 2006, the Executive Committee of the Company and the Bank each conducted 12 meetings. The Executive Committee was dissolved by the Board of Directors in January, 2007.

Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions

None of the members of the Compensation Committee was an officer or employee of the Company or any of our subsidiaries during 2006 or is a former officer of the Company or any of our subsidiaries.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all such reports. Based solely on its review of copies of such reports received by it, or written representations from certain reporting persons that no annual report of change in beneficial ownership is required, the Company believes that, during the year ended December 31, 2006, all such filing requirements were complied with, except that a report of a purchase of Common Stock was not filed on a timely basis by Walter A. Parrent and a report of three purchases of Common Stock was not filed on a timely basis by Gerald F. Holley, but both reports were subsequently filed. The Company believes that the late filings were inadvertent.

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth compensation information for the Company’s CEOs, CFO, and the four other most highly compensated executive officers for the fiscal year ended December 31, 2006.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (4)	All Other Compensation(5)	Total
Walter A. Parrent President & CEO(1)	2006	$102,308	—	—	—	—	—	$4,782	$107,090

Ted M. Henry Interim CEO(1)	2006	$10,000	—	—	—	—	—	—	$10,000

Don J. Giardina President & CEO(1)	2006	$105,000	—	$114,840	$212,000	$12,480	—	$4,725	$334,205

Andrew C. Bearden, Jr. Executive VP & CFO	2006	$156,000	—	—	$24,120	$25,420	$42,852	$2,362	$250,754

Elam P. Holley, Jr. Senior Executive Officer	2006	$192,769	—	—	—	—	$54,410	$7,450	$254,629

Gerald F. Holley Executive VP	2006	$156,000	—	—	$24,120	$25,420	$28,913	$4,878	$239,331

Terry S. Pritchett Executive VP	2006	$118,500	—	—	$19,840	$20,920	$32,338	$1,743	$193,341

M. Scott Patterson Executive VP and Secretary	2006	$145,000	—	—	$18,090	$24,100	$56,553	$2,102	$245,845

(1)	Mr. Parrent died on May 2, 2006. Mr. Henry served in an interim capacity as Chief Executive Officer until Mr. Giardina’s employment, effective September 1, 2006. Upon his employment with the Company, Mr. Giardina received an award of 6,000 restricted shares under the 2006 Key Employee Restricted Stock Plan to vest over a three-year period. He also was granted options under the 1999 Stock Option Plan to purchase 50,000 shares of common stock. The exercise price is $19.135 per share, the fair market value on the date of grant. The stock options vest over a three-year period.
(2)	Stock option grants were approved by the Compensation Committee on January 31, and July 28, 2006 with grant prices of $18.50 and $20.09 per share, respectively, which was the closing market price on each of the respective dates. The stock options granted in 2006 expire after 10 years and vest over three years, at 33.3% per year. Vesting is accelerated upon a change in control. With respect to options granted to Mr. Henry as a director of the Company, see “Director Compensation.”
(3)	Represents the Company’s expense for the fiscal year with respect to all outstanding awards held by each named executive officer, disregarding any adjustments for potential forfeitures. See the Company’s Annual Report for the year ended December 30, 2006 for a complete description of the FAS 123(R) valuation.

(4)	Represents the annual change in the actual present value of each named executive officer’s benefits under the Company’s defined benefit pension plan. A description of the retirement plan can be found in the 2006 Pension Benefit Table and accompanying notes included in this proxy statement.
(5)	Includes the Company’s 401(k) match and automobile allowances.

Grant of Plan Based Awards in 2006

The following table sets forth the plan-based awards and grants to our named executive officers made during the fiscal year ended December 31, 2006.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units		All Other Options Awards: Number of Securities Underlying Options		Exercise or Base Price of Option Awards		Grant Date Fair Value of Options and Awards(3)
		Threshold	Target	Maximum	Threshold	Target	Maximum
Ted M. Henry	—	—	—	—	—	—	—	—		300			$18.50		$1,206

Don J. Giardina(1)	9/1/06	—	—	—	—	—	—	6,000	(1)	50,000	(1)		$19.14		$326,840

Andrew C. Bearden, Jr.	—	—	—	—	—	—	—	—		6,000	(2)		$18.50		$24,120

Gerald F. Holley	—	—	—	—	—	—	—	—		6,000	(2)		$18.50		$24,120

Terry S. Pritchett	—	—	—	—	—	—	—	—		1,000 3,500		$ $	18.50 20.09	$ $	4,020 15,820

M. Scott Patterson	—	—	—	—	—	—	—	—		4,500			$18.50		$18,090

(1)	Represents 6,000 shares of restricted Common Stock and options to purchase 50,000 shares of Common Stock awarded to Mr. Giardina upon his employment by the Company on September 16, 2006. See “Certain Transactions.” These shares and options vest over a three-year period beginning one year following his employment date. Vesting may be accelerated in certain circumstances as described under “Potential Payments Upon Termination or Change in Control.” When the restricted stock becomes vested, Mr. Giardina will be entitled to receive, with respect to each share of vested restricted stock, an amount equal to any cash dividends and a number of shares equal to any stock dividends declared and paid during the restricted period.
(2)	Represents options granted under our 1999 Stock Option Plan. The options become exercisable in three equal installments over a period of three years. Vesting may be accelerated in certain circumstances as described under “Potential Payments Upon Termination or Change in Control.” Each option has a maximum term of 10 years, subject to earlier termination in the event of the optionee’s termination of employment.
(3)	For restricted stock awards, represents the value of restricted shares awarded based on the closing price of the Common Stock on the award date. For option awards, represents the grant date fair value of options granted based on a value per share calculated using the Black-Scholes option pricing model. These are the same values for these equity awards used under FAS 123(R). The assumptions made in determining these values are described in Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

Outstanding Equity Awards at December 31, 2006

The following table sets forth the outstanding equity awards as of December 31, 2006.

Name	Option Awards(1)							Stock Awards(1)
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
Ted M. Henry	286 391 344 273	— — — — 300	(1)	— — — — —	$ $ $ $ $	13.98 10.23 11.62 14.60 18.50	8/02/09 6/20/10 7/11/11 6/18/12 1/31/16	— — — — —		— — — — —	— — — — —	— — — — —

Don J. Giardina		50,000	(2)			$19.14	9/1/16	6,000	(4)	$153,000	—	—

Andrew C. Bearden Jr.	2,970 2,970 1,980 2,640 2,700 3,100 —	— — — — — — 6,000	(1)	— — — — — — —	$ $ $ $ $ $ $	26.59 17.55 11.59 11.31 12.75 12.83 18.50	1/20/08 1/19/09 1/18/10 1/16/11 1/15/12 1/21/13 1/31/16	— — — — — — —		— — — — — — —	— — — — — — —	— — — — — — —

Elam P. Holley, Jr.	3,300 3,960 3,960 2,640 3,250 3,600 3,800	— — — — — — —		— — — — — — —	$ $ $ $ $ $ $	14.09 26.59 17.55 11.59 11.31 12.75 12.83	1/16/07 1/16/07 1/16/07 10/18/07 10/18/07 10/18/07 10/18/07	— — — — — — —		— — — — — — —	— — — — — — —	— — — — — — —

Gerald F. Holley	1,500 2,250 —	— — 6,000	(1)	— — —	$ $ $	12.75 12.83 18.50	1/15/12 1/21/13 1/31/216	— — —		— — —	— — —	— — —

Terry S. Pritchett	— —	1,000 3,500	(1) (3)	— —	$ $	18.50 20.09	1/31/16 7/28/16	— —		— —	— —	— —

M. Scott Patterson	2,970 2,970 1,980 2,640 2,700 2,850 —	— — — — — — 4,500		— — — — — — —	$ $ $ $ $ $ $	26.59 17.55 11.59 11.31 12.75 12.83 18.50	01/20/08 02/19/09 01/18/10 01/16/11 01/15/12 01/21/13 01/31/16	— — — — — — —		— — — — — — —	— — — — — — —	— — — — — — —

(1)	Vest one-third on January 31, 2007, one-third on January 31, 2008, and one-third on January 31, 2009.
(2)	Vest one-third on September 1, 2007, one-third on September 1, 2008, and one-third on September 1, 2009. See “Certain Transactions.”
(3)	Vest one-third on July 28, 2007, one-third on July 28, 2008, and one-third on July 28, 2009.
(4)	Consists of 6,000 shares of restricted Common Stock award to Mr. Giardina under the 2006 Key Employee Restricted Stock Plan that will vest one-third on September 1, 2007, one-third on September 1, 2008, and one-third on September 1, 2009. See “Certain Transactions.”

Option Exercises and Stock Vested in 2006

The following table sets forth the exercised options and vested awards for the fiscal year ended December 31, 2006.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise(1)	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)
Walter A. Parrent	—	—	6,000	$92,250
Ted M. Henry	—	—	—	—
Don J. Giardina	—	—	—	—
Andrew C. Bearden, Jr.	2,200	$12,426	—	—
Elam P. Holley, Jr.	—	—	—	—
Gerald F. Holley	—	—	—	—
Terry S. Pritchett	—	—	—	—
M. Scott Patterson	2,200	$16,058	—	—

(1)	Represents the difference between the closing price of the stock on the date of exercise or vesting and the exercise price, multiplied by the number of shares covered by the options.

Defined Benefit Pension Plan

Plan Provisions. The Bank maintains a tax-qualified, non-contributory, defined benefit retirement plan (the “Pension Plan”) for our employees and those of our subsidiaries who have reached the age of 21, and have completed one year of service. The key provisions of the Pension Plan are as follows:

Monthly Benefit. Participants with a vested benefit will be eligible to receive retirement benefits, calculated using the following formula, each month for the rest of their lives beginning on their normal retirement date (age 65):

•	1.00% of final average monthly compensation times years of credited service, plus

•	0.65% of final average monthly compensation in excess of covered compensation times years of credited service (up to 35 years).

Additional provisions may apply for participants who participated as of December 31, 1997.

Benefits are limited to the limits set forth in Internal Revenue Code Section 415, which was $175,000 per year (or $14,583 per month) in 2006.

Final Average Monthly Compensation. The final average monthly compensation is the average of the highest five consecutive years of compensation excluding bonuses, overtime and commissions. Compensation is limited to the amounts described in Internal Revenue Code Section 401(a)(17), which was $220,000 per year (or $18,333 per month) for 2006.

Integration with Social Security (Covered Compensation). As permitted by the Internal Revenue Code, the Pension Plan formula provides higher benefit accruals for participants earning in excess of covered compensation (a 35-year average of the taxable wage base) so their total retirement income (including Social Security benefits) as a percentage of pay will be comparable to other employees.

Vesting. Participants become vested after reaching five years of vesting service.

Early Retirement Benefits. Participants may elect to retire prior to their Normal Retirement Date. If they are at least age 55 and have at least 10 years of vesting service, then they may commence benefits early. The monthly benefit will be calculated using the benefit formula described above, reduced 6.67% times the number of years (up to five) that the benefit commencement date precedes the normal retirement date, and 3.33% times any additional years (up to five).

Credited Service. Participants will earn one year of credited service for every plan year in which they have at least 1,000 hours of service.

Vesting Services. Participants will earn one year of vesting service for every plan year in which they have at least 1,000 hours of service.

Death Benefits. Upon a participant's death, his spouse will receive a monthly benefit payable for her life equal to the benefit that would have been paid had the participant retired, elected a 50% joint and survivor annuity, and then died the following day.

Optional Forms of Benefit Available. Participants may elect to receive an actuarial equivalent payment of their monthly benefit in one of the following optional forms:

•

Joint and survivor annuity form — a married participant may elect to receive either a 50% or 100% joint and survivor annuity. Upon the participant's death, the participant's spouse will receive either 50% or 100%, whichever was elected, of the amount that the participant was receiving during his lifetime.

•

Period certain and life benefit — a participant may elect to receive an annuity with a guaranteed number of monthly payments. If the participant dies before receiving all the guaranteed payments, the Participant's beneficiary will receive the remaining payments. The guaranteed periods can be 60 months, 120 months, 180 months or 240 months.

2006 Pension Benefits Table. The following table sets forth the years of service currently credited to each named executive officer under the Company’s pension plan and the present value of the accumulated benefit payable under the pension plan to each of the named executive officers upon retirement.

Named Executive Officer	Plan	Number of Years of Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Don J. Giardina	Pension Plan	—	—	—
Andrew C. Bearden, Jr.	Pension Plan	21	$303,892	none
Elam P. Holley, Jr.	Pension Plan	33	$546,271	none
Gerald F. Holley	Pension Plan	6	$104,173	none
Terry S. Pritchett	Pension Plan	23	$178,343	none
M. Scott Patterson	Pension Plan	23	$394,320	none

(1)	The Present Value of Accumulated Benefit in the above table represents the actuarial present value as of December 31, 2006 of the pension benefits the named executive officer would receive under the Company’s pension plan if their employment had terminated on that date and they elected to commence receiving benefits at the earliest age at which benefits were unreduced. The actuarial present value was calculated using a discount rate of 6%, the RP-2000 mortality table

Nonqualified Deferred Compensation in 2006

Name	Executive Contributions in 2006	Company Contributions in 2006	Aggregate Earnings in 2006	Aggregate Withdrawals/ Distributions	Aggregate Balance at 12/31/06
Walter A. Parrent	—	—	—	—	—
Ted M. Henry	—	—	—	—	—
Don J. Giardina	—	—	—	—	—
Andrew C. Bearden, Jr.	—	—	—	—	—
Elam P. Holley, Jr.	—	—	$13,835	—	$67,704	(1)
Gerald F. Holley	—	—	—	—	—
Terry S. Pritchett	—	—	—	—	—
M. Scott Patterson	—	—	—	—	—

(1)	Represents accrued benefits on behalf of the named executive officer to the non-qualified Executive Supplemental Retirement Plan (the “Executive Plan”). The Bank has entered into an agreement with Elam P. Holley, Jr. under which the Bank will make certain payments to the executive upon his normal retirement at age 65, or later, or to the executive’s beneficiaries upon his death. The Executive Plan supplements the benefits payable to the executive under the Pension Plan. The cash value of the underlying life insurance policies of which the Bank is the sole beneficiary was $396,523 at December 31, 2006. See “Certain Transactions.”

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The Company provides benefits to the named executive officers upon certain terminations of employment from the Company. These benefits are in addition to the benefits to which the executives would be entitled upon a termination of employment generally (i.e., vested retirement benefits accrued as of the date of termination, stock awards that have vested as of the date of termination and the right to elect continued health coverage pursuant to COBRA). The incremental benefits payable to the executives are described below:

Employment Agreement

Don J. Giardina is the only named executive officer who has an employment agreement with the Company that is not contingent upon a change in control.

Upon the recommendation of the Nominating and Corporate Governance Committee, commencing September 1, 2006, the Board of Directors employed Mr. Giardina as President and Chief Executive Officer of the Company and elected him as a director of the Company. Mr. Giardina also became President and Chief Executive Officer of the Bank.

The employment agreement has an initial term of 36 months and, on January 1 of each year during the term of the employment agreement, will be automatically extended (without further action by Mr. Giardina or the Company) so that the remaining term will be three years from such January 1 date, unless either party by appropriate written notice elects to terminate the automatic renewal provision. The employment agreement provides for an annual base salary of $300,000 from the commencement date. Mr. Giardina is entitled to participate in the Company’s management incentive program, and the Board of Directors will annually consider his performance and determine if an additional bonus is appropriate.

Mr. Giardina’s employment agreement provides that, if his employment is terminated (i) by the Company in violation of the agreement, (ii) by Mr. Giardina for Good Reason (as defined in the agreement), which includes a termination upon a Change in Control (as defined in the agreement), or (iii) in the event of a Constructive Termination (as defined in the agreement), he will be entitled to the following severance benefits:

•	all amounts earned or accrued through the date of termination;

•	a pro rata Bonus Amount (as defined in the agreement) to be paid six months following the date of termination;

•	a lump sum equal to the present value of the then base salary plus the Bonus Amount for a period of 36 months; and

•	acceleration of vesting of incentive stock awards.

In the event any payment or benefit in connection with a Change in Control would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, Mr. Giardina would be entitled to a Gross-Up Payment, defined to be an amount equal to the excise tax and other taxes incurred by him.

In connection with the employment agreement, the Company granted Mr. Giardina options to purchase 50,000 shares of the Company’s common stock under the Company’s 1999 Stock Option Plan, effective September 1, 2006. The exercise price of the options was $19.14 per share, the fair market value of the common stock on the date of grant as determined under the plan. The options vest one-third per year beginning one year following the commencement date. Additionally, on the commencement date, Mr. Giardina received an award of 6,000 restricted shares under the 2006 Key Employee Restricted Stock Plan to vest over a three-year period beginning one year following the commencement date.

For purposes of the employment agreement:

•

“Good Reason” generally means the occurrence after a Change in Control of: (i) an adverse change in Mr. Giardina’s status, title, position or representation; (ii) a reduction in his base salary or a failure to pay compensation or benefits; (iii) a change in the principal location in which he is required to perform services by more than 90 miles; or (iv) a failure to continue any material compensation or employee benefit plan or provide aggregate compensation and benefits equal to those previously provided.

•

“Change in Control” generally means: (i) the acquisition of more than 25% of the Bank’s or the Company’s voting stock; (ii) a change of more than one-third of the incumbent Board of Directors; or (iii) approval of a merger, consolidation or reorganization in which the Company’s shareholders and Board of Directors do not own or constitute more than 50% of the voting shares or members of the board, respectively.

•

“Constructive Termination” generally means Mr. Giardina’s voluntary termination of service within 90 days after (i) a material breach of the agreement by the Company; (ii) a material reduction in his title, responsibilities or base salary; (iii) a failure to pay him any compensation or benefits; (iv) the requirement to be based outside a 90-mile radius from the Company’s current executive offices; (v) the failure by the Company to continue in effect any material compensation or benefit plan unless replaced with a substantially equivalent plan; or (vi) the insolvency or bankruptcy of the Company.

•	“Bonus Amount” generally means the greater of (i) the annual bonus paid or payable to Mr. Giardina or (ii) the average of the annual bonuses paid or payable during the prior three full fiscal years.

If Mr. Giardina’s employment had been terminated on December 31, 2006, for any of these reasons, we estimate that the value of payments and benefits described above that he would have been eligible to receive would have been $920,388 and 6,000 shares of our common stock. In addition, all of his options, which had not vested at that date, would have become exercisable.

If Mr. Giardina’s employment had been terminated on December 31, 2006, by him without Good Reason, then the Company’s only obligation with respect to compensation would have been payment of any unpaid salary, bonuses and incentive compensation, plus reimbursement of expenses incurred on behalf of the Company.

Termination of Mr. Giardina’s employment due to his death is treated as if he voluntarily terminated his employment without Good Reason. Termination of his employment due to his disability will entitle him to coverage under the Company’s long-term disability policy and may entitle him to an additional payment of his salary for the first 90 days of his disability period.

Change of Control Employment Agreements

On December 20, 2006, the Company and the Bank entered into a change of control employment agreement with each of the following executive officers: Andrew C. Bearden, Jr. — Executive Vice President, and Assistant Secretary of the Company and Executive Vice President, Chief Operating Officer and Cashier of the Bank; Gerald F. Holley — Executive Vice President and Assistant Secretary of the Company and Executive Vice President and Senior Lender of the Bank; Terry S. Pritchett — Executive Vice President and Risk Management Officer of the Company and the Bank; and Jefferson G. Ratcliffe, Jr. — Senior Vice President and Senior Credit Officer of the Bank. On January 16, 2007, the Company and the Bank entered into a change of control employment agreement with Thomas P. Wilbourne, Senior Vice President, Chief Financial Officer and Treasurer of the Company and the Bank.

The agreements become effective only upon a Change of Control of the Company or the Bank (as defined in the agreements), provide for the employment of the executive officer for a period of two years, and provide that, if the executive officer is terminated by the Company or the Bank for any reason other than death, disability or cause, or the executive officer terminates employment for good reason, the executive officer is entitled to receive (i) all accrued compensation and (ii) a lump sum payment, in the case of Mr. Bearden, equal to 2 times and, in the case of the other executive officers, equal to 1.5 times the executive officer’s annual base salary (including any increases in base salary during the term of the agreements), and the executive officer’s highest annual bonus during the previous three years.

Change of Control as defined in the agreements is generally consistent with the definition in Mr. Giardina’s employment agreement, except that the definition includes the acquisition of 50% of the Company’s or the Bank’s voting stock.

If the executive officers’ employment had been terminated on December 31, 2006, subsequent to a Change of Control, we estimate that the value of the payments described above that the employees would have been eligible to receive would have been as follows: Mr. Bearden — $365,240; Mr. Holley — $273,930; Ms. Pritchett — $220,380; Mr. Ratcliffe — $236,850; and Mr. Wilbourne — $122,532.

Other Benefits

As of December 31, 2006, each named executive officer held unexercisable options to purchase Common Stock listed in the Outstanding Equity Awards table above. Under the terms of their stock option agreements, all unexercisable options become fully exercisable upon a change in control (as defined in the stock option plans) or the death, disability or retirement of the officer. The table below illustrates the aggregate value as of that date of options that would have become exercisable if a change in control, death or disability had occurred on that date and the shares were immediately sold, less the exercise price for the option shares.

Change In Control Payments

The following table quantifies the estimated change in control payments that would have been payable to each named executive officer and our CFO assuming a change in control had occurred on December 31, 2006.

Name	Cash Severance	Stock Option Acceleration(1)	Restricted Stock Acceleration(2)	Benefits(3)	Tax Payments(4)	Total
Don J. Giardina	$920,388	$318,250	$116,621	—	$423,197	$1,773,456
Andrew C. Bearden, Jr.	$365,240	$204,337	—	$26,384	—	$595,961
Gerald F. Holley	$273,930	$89,633	—	—	—	$363,563
Terry S. Pritchett	$220,380	$25,935	—	$14,482	—	$260,797
M. Scott Patterson	—	$190,670	—	$37,913	—	$228,583

(1)	Assumes the immediate vesting and exercise of all unvested stock options, along with the associated cash proceeds resulting from a “same day sale” of shares acquired, using the fair market value of our Common Stock at December 31, 2006 of $25.50, less the respective exercise price paid for the option shares.
(2)	Represents the value of all unvested restricted stock that immediately vests upon a change in control.
(3)	Represents the annual benefits payable under the Company’s Defined Benefit Pension Plan for early retirement after attaining age 55 and 10 years of continuous service assuming retirement at December 31, 2006.
(4)	Represents taxes associated with “excess parachute payments.”

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program

The Compensation Committee of the Board of Directors (the “Committee”), comprised entirely of independent directors, has responsibility for establishing, implementing and monitoring adherence with the Company’s compensation program. The role of the Committee is to oversee, on behalf of the Board and for the benefit of the Company and its shareholders, the Company’s compensation and benefit plans and policies, administer its stock plans (including reviewing and approving equity grants to directors and executive officers) and review and approve annually all compensation decisions relating to the CEO and the other executive officers of the Company. The Committee meets a minimum of three times annually to review executive compensation programs, approve compensation levels and performance targets, review management performance, and approve final executive bonus distributions.

The Committee operates in accordance with a charter, most recently revised in February 2007, which sets forth its rights and responsibilities. The Committee and the Board annually review the charter.

Compensation Philosophy and Objectives

The Company and the Committee believe that compensation paid to executive officers should be closely aligned with the performance of the Company on both a short-term and long-term basis, and that such compensation should assist the Company in attracting and retaining key executives critical to the Company’s long-term success. Compensation should be structured to ensure that a significant portion of the executive’s compensation opportunities will be directly related to Company stock performance and other factors that directly and indirectly influence shareholder value. The Committee encourages superior short-term performance through the use of annual performance targets for the purpose of determining cash incentives and superior longer-term performance through stock incentive vehicles designed to closely align an executive's reward to that of the shareholders. For the Company’s most senior executive officers, including the executive officers named in this proxy statement, the cash incentive compensation is designed to reward Company-wide performance through tying rewards to select key performance indicators (“KPI’s”). Equity compensation is in the form of restricted stock and stock options. The Company also has retirement benefits available for its executive officers and under certain circumstances described below, change of control benefits.

Role of Executive Officers and Compensation Consultant

The Committee makes all compensation decisions for the CEO and all other executive officers of the Company. The CEO annually reviews the performance of each executive officer. The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the Committee. The Committee considers the CEO’s recommendation when making its final compensation decision for all executives other than the CEO.

The Committee utilizes the Human Resource Department and also has the authority under its charter to engage the services of outside consultants to assist the Committee. In accordance with this authority, the Committee in 2006 relied on the 2006 Financial Institutions Compensation Survey Report (“the survey”) obtained from Watson Wyatt Worldwide (“Watson Wyatt”), an independent outside global human resources consulting firm, to compare and benchmark the total compensation program for the CEO and other executive officers. The survey collects data from over 200 financial institutions and reports data on more than 220,000 incumbents. The Company participates in this survey annually.

Setting Executive Compensation

The Company intends to continue its strategy of compensating its executives through programs that emphasize performance-based incentive compensation. The Company has structured annual and long-term cash and non-cash executive compensation to motivate executives to achieve the business goals set by the Company and rewards the executives for achieving such goals. For the executive officers, including the named executive officers in the Summary Compensation Table, the current compensation package includes a base salary, an annual cash incentive, and grants of stock options and/or awards of restricted stock. Base salary is intended to provide a certain level of income commensurate with an executive’s position, responsibilities, and contributions to the Company. The Committee believes the combined value of base salary plus annual cash incentive is competitive with the salary and bonus provided to similarly situated executives as reflected in the salary report from Watson Wyatt.

Base Salary

Base salary ranges are established using the survey obtained from Watson Wyatt of similar asset sized financial institutions as well as other market data. The survey illustrates the market rate for select executive positions expressed as a percentage of the median paid by the respondent companies. Executive positions are individually benchmarked against these survey sources annually to establish a competitive salary range for each position, which is typically targeted to be at or slightly above the median of the survey results.

The actual base salary of each executive officer relative to the target established above is determined by the executive’s performance, which is evaluated annually by the CEO and reviewed and approved by the Committee. In the case of the CEO, the Committee also considers the performance of the Company, and the anticipated level of difficulty of replacing the CEO with someone of comparable experience and skill. Based on these factors, the Committee established the CEO’s base salary at $300,000 per year in September 2006. Salaries for the named executive officers are set forth on the Summary Compensation Table.

The Committee adjusted salaries for 2007, effective as of March l, 2007. The adjusted salaries for the executive officers named in the Summary Compensation Table are: Mr. Giardina: $300,000; Mr. Bearden: $163,488; Mr. Gerald Holley: $163,488; Mr. Patterson: $148,920; and Ms. Pritchett: $133,560.

Annual Cash Incentive Award

The executive officers of the Company are eligible to participate in the Stakeholders Incentive Cash Bonus Program. The Committee annually establishes a target bonus opportunity and sets minimum threshold performance levels that must be met before any payout can be earned.

Under the program, the Committee approves an annual incentive cash bonus opportunity for the CEO and other executive officers taking into account certain Company-wide financial performance targets. The Company’s financial performance targets in 2006 were KPI’s consisting of: loan growth, deposit growth, net interest margin goals, non-interest income goals, net charge-offs levels and non-interest expense goals. In 2006, the CEO and each executive officer, whose incentive is based entirely on Company-wide performance earned payouts exceeding threshold levels but less than maximum levels.

Based on the survey data supplied by Watson Wyatt, and to maintain a competitive level of compensation for executive officers, the bonus opportunities established for 2007 have been set by the Committee. The target bonus levels established for 2007 would produce a bonus payout at approximately 18.4% of the respective executive officers’ base pay.

Long Term Incentive Compensation

In 2006, the Committee made grants of stock options and restricted stock to certain executive officers, including the CEO, under the Company's stock plans. The purpose of these equity incentives is to encourage stock ownership, offer long-term performance incentive and to more closely align the executive's compensation with the return received by the Company's shareholders. In 2006, the Committee made stock option grants to the CEO and executive officers ranging from 50,000 shares to 1,000 shares, and awarded restricted stock to the CEO for 6,000 shares. Grants of stock options and restricted stock are typically made on an annual basis at the Committee's January meeting following the public release of the Company's fiscal year-end results. Stock options have an exercise price equal to 100% of the fair market value of the Company's common stock on the date of grant. Restricted stock vests ratably over a three year period. For additional information about the material terms of these awards, see the narrative disclosure under the Summary Compensation Table.

In January 2007, the Committee approved no stock option grants or restricted stock awards.

Retirement Plans

The Company has one defined benefit pension plan and two defined contribution retirement plans in which certain of the named executive officers currently participate.

Defined Benefit Pension Plan. The Defined Benefit Pension Plan is a tax-qualified plan that covers all eligible salaried and hourly employees of the Company. All contributions are made by the Company to fund toward a targeted defined benefit based on years of service and compensation. A participant retiring at age 65 is eligible to receive a monthly single life annuity equal to 1.00% of final average monthly compensation times years of credited service, plus .65% of final average monthly compensation in excess of Covered Compensation times years of credited service (up to 35 years). Participants age 55 or older with 10 years of vesting service may retire prior to age 65 with a reduced benefit. All named executive officers currently participate in the Defined Benefit Pension Plan.

401(k) Plan. The Company’s 401(k) Plan is a tax-qualified plan that covers all eligible salaried and hourly employees who choose to make elective deferrals into the plan. Currently the Company makes matching contributions of 25% up to the 6% elective deferral rate. Elective deferrals of greater than 6% are not matched by the Company. The 401(k) Plan is a defined contribution plan and as such the ultimate benefit is a derivative of the contributions made and the performance of the underlying investments. Each participant self directs their respective investments from an approved master list of qualifying investment funds. No Company issued securities are held in the 401(k) plan. All named executive officers currently participate in the 401(k) Plan.

Employee Stock Ownership Plan (ESOP). The ESOP is a tax qualified retirement plan that covers all eligible salaried and hourly employees. All eligible employees, which include the named executive officers receive a Company contribution in years when made, taking into consideration the Internal Revenue Code compensation limits. The Plan invests all contributions primarily in Company stock. No contribution was made for 2006.

Perquisites and Other Personal Benefits

The Company does not provide the named executive officers with perquisites or other personal benefits such as Company vehicles, club memberships, financial planning assistance, tax preparation, or other benefits not described above. The only exception is that the Company provides Mr. Giardina, pursuant to the terms of his employment agreement, medical expense reimbursement up to $10,000 annually, dining club dues, a monthly automobile allowance of $900 and life insurance premiums not exceeding $3,000 annually. During 2006, Mr. Giardina received no payment for medical reimbursement or life insurance premiums. The Company provides the use of a vehicle to Mr. Gerald Holley. The value of these benefit are disclosed in the Summary Compensation Table.

Employment and Other Agreements

The Company has an employment agreement with Mr. Giardina and Change of Control Employment Agreements with certain Messrs. Bearden, Gerald Holley, Ratcliffe and Ms. Pritchett.

The employment agreement with Mr. Giardina is a three year agreement that automatically extends each January 1 to provide for a continuous 36 month term unless either party gives notice to the other of its’ election to terminate this automatic renewal provision. The agreement provides for a base salary, incentive bonus opportunity and certain perquisites as noted above. In addition, the agreement provides certain payments to Mr. Giardina in the event his employment is terminated as a result of a change of control of the Company. The change of control payment provision calls for a lump sum payment, six months after the termination date, consisting of the present value of thirty-six consecutive monthly payments of one twelfth of Mr. Giardina’s annual base salary plus an amount representing the prior year’s bonus discounted at six percent. In the event that any payment or benefit (within the meaning of Section 280 G(b)(2) of the Internal Revenue Code of 1986, as amended (the “Code”)) would be subject to the excise tax imposed by section 4999 of the Code, then the Company would pay to Mr. Giardina, in addition to the aforementioned payment, an amount equal to the sum of the excise tax and the amount necessary to pay all additional taxes imposed on him attributable to the receipt of the Gross-Up payment.

The agreements with Messrs. Bearden, Gerald Holley, Ratcliffe and Ms. Pritchett are three-year agreements, which automatically extend for an additional year unless either party gives notice not to renew. If the executive’s employment is terminated, following a change of control (as defined in the agreements), without cause by the Company or for good reason by the executive, the executive is entitled to a stated multiple of the highest monthly salary for the preceding twelve months annualized plus the same multiple of the highest bonus earned during the preceding three year period. Such amount to be paid six months and one day after the termination date. No gross-up payments to cover any liability arising under Internal Revenue Code Section 280G as a result of the payments are authorized. The stated multiples are: two for Mr. Bearden and one and one-half for Messrs, Gerald Holley, Ratcliffe and Ms. Pritchett.

Except for these agreements, and our broad-based severance policy, none of our named executive officers has an agreement which requires us to pay their salaries for any period of time. We entered into these agreements because the banking industry has been consolidating for a number of years, and we do not want our executives distracted by a rumored or actual change in control. Further, if a change in control should occur, we want our executives to be focused on the business of the organization and the interests of shareholders. In addition, we think it is important that our executives can react neutrally to a potential change in control and not be influenced by personal financial concerns. We believe these agreements are consistent with market practice and assist us in retaining our executive talent.

The Company has a Supplemental Executive Retirement Plan (“SERP”) for Mr. Elam Holley. The SERP provides for monthly payments to the covered executive in amounts indexed to an underlying life insurance policy. The benefit takes the form of two components: the pre-retirement benefit and the post-retirement benefit. The respective benefits are accrued annually as an expense to the Company and recorded as a liability payable to the covered executive at the normal retirement age of 65. The pre-retirement component is paid over a period of 240 months and is payable to a named beneficiary in the event of the covered executive’s death prior to the 240th month after payments begin. The post-retirement benefit is payable monthly for the life of the covered executive. At December 31, 2006 the accrued liability for Mr. Elam Holley was $67,704. The cash surrender value of the underlying life insurance policies of which the Company is the owner and beneficiary was $396,523 at December 31, 2006.

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code limits the deductibility for federal income tax purposes of executive compensation paid to the CEO and the four other most highly compensated officers of a public company to $1,000,000 per year, but contains an exception for certain performance-based compensation. Base salary, by its nature, does not qualify as performance-based compensation under Section 162(m) and the Company’s annual incentive cash bonus payments do not qualify as performance-based compensation under Section 162(m). The Company’s grants of stock options and restricted stock under its stock award plans qualify as performance-based compensation under Section 162(m).

Summary

In summary, we believe this mix of salary, potentially significant variable cash incentives for both short-term and long-term performance, and the potential for equity ownership in our Company motivates our management team to produce strong returns for shareholders. We further believe this program strikes an appropriate balance between the interests and needs of the Company in operating our business and appropriate employee rewards based on shareholder value creation.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors hereby furnishes this report to the shareholders of the Company in accordance with rules adopted by the Securities and Exchange Commission. The Compensation Committee has reviewed and discussed with management the Company’s Compensation Discussion and Analysis contained in the Company’s Annual Report on Form 10-K and proxy statement. Based upon this review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K and proxy statement.

This report is submitted on behalf of the members of the Compensation Committee.

Daniel P. Wilbanks, Chairman

Johnny Crear

Thomas E. Newton

David Y. Pearce

DIRECTOR COMPENSATION

Directors of the Company and the Bank are paid a retainer of $700 per month for service in both capacities, plus $600 for each board meeting attended and $300 for each committee meeting attended. The Chairman of the Board receives an additional $1,300 per month retainer. Directors who are officers of the Company or the Bank (i.e., Don J. Giardina) are not entitled to such fees. See “Certain Transactions.”

The following table sets forth the compensation paid or accrued for the Company’s non-employee directors in 2006.

Name	Fees Earned or Paid in Cash		Stock Awards	Option Awards(1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Johnny Crear	$22,600		—	$1,206	—	—	—	$23,806
Harry W. Gamble, Jr.	$25,400		—	$1,206	—	—	—	$26,606
Ted M. Henry	$42,500	(2)	—	$1,206	—	—	—	$43,706
Edie M. Jones	$21,400		—	$1,206	—	—	—	$22,606
D. Joseph McInnes	$19,100		—	$1,206	—	—	—	$20,306
Thomas E. Newton	$20,400		—	$1,206	—	—	—	$21,606
David Y. Pearce	$29,550		—	$1,206	—	—	—	$30,756
Julius E. Talton, Jr.	$24,500		—	$1,206	—	—	—	$25,706
Daniel P. Wilbanks	$25,000		—	$1,206	—	—	—	$26,206

(1)	Represents the amount of compensation expense recognized under FAS 123(R) in 2006 with respect to director options granted on January 31, 2006, disregarding estimated forfeitures. On January 31, 2006, each non-employee director was granted an option to purchase 300 shares at an exercise price of $18.50 per share and a grant date fair value of $4.02 per share. The assumptions made in determining the grant date fair values of options under FAS 123(R) are disclosed in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006. As of that date, non-employee directors held outstanding options for the following number of shares of our Common Stock: Mr. Crear – 1,594 shares; Mr. Gamble – 300 shares; Mr. Henry – 1,594 shares; Ms. Jones – 1,594 shares; Mr. McInnes – 300 shares; Mr. Newton – 300 shares; Mr. Pearce – 300 shares; Mr. Talton – 1,594 shares; and Dr. Wilbanks – 300 shares.
(2)	Excludes $10,000 paid to Mr. Henry as interim Chief Executive Officer. See “Executive Compensation.”

The Compensation Committee annually reviews and makes recommendations regarding director compensation. These recommendations are based upon, among other things, the Committee’s consideration of compensation paid to directors of comparable financial institutions.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

STOCK OWNERSHIP OF MANAGEMENT

The following table sets forth information as of March 23, 2007 with respect to the shares of Common Stock beneficially owned by each director and nominee for director of the Company, by each of the named executive officers, and by all directors and executive officers of the Company as a group. This information is based on filings with the SEC or information furnished to the Company by such persons.

Name	Amount and Nature of Beneficial Ownership(1)(2)	Percent of Common Stock Outstanding
Johnny Crear	2,220	*
Harry W. Gamble, Jr.	19,342	*
Don J. Giardina	56,000	*
Ted M. Henry	25,397	*
Edith Morthland Jones(3)	220,613	3.7%
D. Joseph McInnes	400	*
Thomas E. Newton	17,167	*
David Y. Pearce	16,084	*
Julius E. Talton, Jr.	22,365	*
Daniel P. Wilbanks	50,702	*
Andrew C. Bearden, Jr.	28,862	*
Gerald F. Holley	11,215	*
M. Scott Patterson	221,479	3.7%
Terry S. Pritchett	6,986	*
Thomas P. Wilbourne	2,642	*
Lynn D. Swindal	12,052	*
Jefferson G. Ratcliffe	14,606	*
All directors and executive officers as a group (17 persons)(4)	674,788	11.4%

*	Less than 1% of the Company’s outstanding Common Stock.
(1)	For purposes of this table and the table under “Principal Holders of Common Stock,” under the rules of the SEC, an individual is considered to “beneficially own” any share of Common Stock which he, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares: (a) voting power, which includes the power to vote, or to direct the voting of, such security; and/or (b) investment power, which includes the power to dispose, or to direct the disposition of, such security. In addition, an individual is deemed to be the beneficial owner of any share of Common Stock of which he has the right to acquire voting or investment power within 60 days of March 23, 2007.
(2)	Includes shares owned directly by directors and executive officers of the Company as well as shares held by their spouses and children, trusts of which certain directors are trustees and corporations in which certain directors own a controlling interest. Includes shares allocated to the accounts of participants in the ESOP. Includes shares of Common Stock subject to outstanding options which are exercisable within 60 days of March 23, 2007, of which (a) Andrew C. Bearden, Jr., Gerald F. Holley and Terry S. Pritchett hold options for 18,360 shares, 5,750 and 333 shares, respectively; (b) Johnny Crear, Ted M. Henry, Edith Morthland Jones and Julius E. Talton, Jr. each holds an option for 1,594 shares; and (c) all directors and executive officers as a group hold options for 69,382 shares. Includes the following shares pledged as security: Ms. Jones — 106,698 shares, Dr. Wilbanks — 50,402 shares, and Mr. Bearden — 3,717 shares. Excludes options to purchase 50,000 shares, 4,000 shares, 4,000 shares, and 4,167 shares held respectively by Messrs. Giardina, Bearden and Holley and Ms. Pritchett which were not exercisable within 60 days of March 23, 2007.
(3)	See “Principal Holders of Common Stock.”
(4)	Includes officers of the Company and executive officers of the Bank.

PRINCIPAL HOLDERS OF COMMON STOCK

The following table sets forth information with respect to the persons believed by the Company to be the beneficial owners of more than 5% of the Common Stock. This information is based on filings with the SEC or information available to the Company.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Common Stock Outstanding
The Peoples Bank and Trust Company	905,388(2)	15.3%
310 Broad Street
Selma, Alabama 36701

Richard Plant Morthland	670,006(3)(4)	11.3%
807 Cahaba Road
Selma, Alabama 36701

Endurance Capital Investors, L.P.	567,588(5)	9.6%
405 Lexington Avenue, 26th Floor
New York, New York 10174

(1)	See Note (1) to the table under “Stock Ownership of Management.” Richard Plant Morthland is the son of Ann Plant Morthland, the brother of Edith Morthland Jones and Mary Ann Morthland Patterson and the father of Martin Plant Morthland and William Plant Morthland. Mary Ann Morthland Patterson is the mother of William Marshall Patterson, III and Ann Patterson Powell and the wife of M. Scott Patterson.
(2)	As of March 23, 2007, the Bank was the trustee of three trusts for the benefit of members of the Plant and Morthland families. Under these trusts the Bank is authorized to dispose of 580,956 shares. Under other trusts the Bank has dispositive power with respect to 324,432 shares of Common Stock.
(3)	Richard Plant Morthland, Ann Plant Morthland, Mary Ann Morthland Patterson, Martin Plant Morthland, William Plant Morthland, William Marshall Patterson, III and Ann Patterson Powell (collectively, the “Morthland Group”) jointly reported upon Schedule 13D dated April 6, 2007, beneficial ownership in the aggregate of 1,162,775 shares of Common Stock, representing 19.6% of the outstanding Common Stock. Included in such aggregated beneficial ownership were the following shares: (i) Ann Plant Morthland had beneficial ownership of 228,939 shares, including sole voting power with regard to 205,564 shares, sole dispositive power with regard to 45,123 shares, and shared voting and dispositive power with regard to 23,375 shares; (ii) Mary Ann Morthland Patterson had sole voting and dispositive power with regard to 168,536 shares and shared voting and dispositive power with regard to 23,375 shares; (iii) Martin Plant Morthland had sole voting and dispositive power with regard to 25,309 shares of Common Stock and no shared power; (iv) William Plant Morthland had sole voting and dispositive power with regard to 3,901 shares of Common Stock and no shared power; (v) William Marshall Patterson, III had sole voting and dispositive power with regard to 21,765 shares of Common Stock and no shared power; and (vi) Ann Patterson Boswell had sole voting and dispositive power with regard to 20,944 shares of Common Stock and no shared power. The aggregate amount reported as beneficially owned did not include 9,880 shares which are owned directly by M. Scott Patterson, as to which the Morthland Group disclaims beneficial ownership. The Morthland Group also disclaimed any beneficial ownership over shares beneficially owned by Edith Morthland Jones.
(4)	Pursuant to the Morthland Group Schedule 13D, as of April 6, 2007, Richard Plant Morthland had sole voting power with regard to 646,631 shares, sole dispositive power with regard to 226,116 shares, and shared voting and dispositive power with regard to 23,375 shares. Of the 670,006 shares beneficially owned by Mr. Morthland on April 6, 2007, 164,074 shares were owned directly by Mr. Morthland and his spouse, and 62,042 shares were held by two trusts of which Mr. Morthland is sole trustee with voting and dispositive power. 420,515 shares were held by two trusts for the benefit of members of the William Henry Plant, Jr., family of which the Bank is trustee and has dispositive power and under which Mr. Morthland has voting power. Mr. Morthland has shared voting and dispositive power with regard to 23,375 shares of Common Stock held by one trust of which Mr. Morthland is co-trustee with Ann Plant Morthland. These shares were not included in shares shown in the Schedule 13D for Ann Plant Morthland.
(5)	Endurance Capital Investors, L.P., Endurance Partners, LLC (as general partner of Endurance Capital Investors, L.P.) and Edwin H. Yeo, III (as managing member of Endurance Partners, LLC) jointly reported upon Schedule 13D sole voting and dispositive power of 567,588 shares as of November 22, 2006.

On April 6, 2007, Richard Plant Morthland, Mary Ann Morthland Patterson and Endurance Capital Investors, L.P. delivered to the Secretary of the Company notice of their nomination of nine persons as candidates for election as directors of the Company at the 2007 Annual Meeting of Shareholders.

Equity Compensation Plans

The following table provides information as of December 31, 2006 with respect to the shares of Common Stock that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity Compensation Plans Approved by Shareholders(1)	265,580	$16.59	382,076

Equity Compensation Plans Not Approved by Shareholders(3)	—	$ —	—

Total	265,580	$16.59	382,076

(1)	Consists of the 1992 Stock Option Plan and the 1999 Stock Option Plan.
(2)	Includes shares available for future issuance under the 1999 Stock Option Plan. As of December 31, 2006, an aggregate of 382,076 shares of Common Stock were available for issuance under the 1999 Plan. In addition, any shares of Common Stock subject to an option which remains unissued after the cancellation, expiration or exchange of such option shall again become available for grant under that Plan. There will be no further grants of options under the 1992 Stock Option Plan.
(3)	The table does not include 6,000 shares of restricted Common Stock issued to Don J. Giardina under the 2006 Key Employee Restricted Stock Plan which was not approved by shareholders. The restricted Common Stock vests over three years from the date of the award. No other shares of restricted Common Stock are available for future issuance under the Key Employee Restricted Stock Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company and the Bank have had, and expect to have in the future, transactions in the ordinary course of business with directors and executive officers and members of their immediate families, as well as with principal shareholders. All loans included in such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with non-affiliated persons. It is the belief of management that such loans neither involved more than the normal risk of collectibility nor presented other unfavorable features.

On May 2, 2006, the Company’s President and Chief Executive Officer, Walter G. Parrent, died. Pursuant to his employment agreement, upon Mr. Parrent’s death, his widow was paid $150,000, or one-half of his then annual base salary. These death benefits were funded by proceeds from life insurance policies provided by the Company which were payable to Mr. Parrent’s named beneficiaries. In addition, options to acquire 50,000 shares of Common Stock at an exercise price of $15.375 per share and an award of 6,000 shares of restricted Common Stock became fully vested and, with respect to the options, exercisable. The Company recognized approximately $239,250 of related expense in connection with Mr. Parrent’s death.

Upon the recommendations of the Nominating and Corporate Governance Committee, commencing September 1, 2006, the Board of Directors of the Company employed Don. J. Giardina as President and Chief Executive Officer of the Company and elected him as a director for a term expiring at the Annual Meeting. In addition, Mr. Giardina became President, Chief Executive Officer and a director of the Bank. Pursuant to an employment agreement by and among the Company, the Bank and Mr. Giardina, since September 1, 2006, Mr. Giardina is serving as President and Chief Executive Officer of each of the Company and the Bank. For additional information regarding the terms of Mr. Giardina’s employment, see “Potential Payments Upon Termination or Change in Control.”

On October 18, 2006, Company and Bank entered into an agreement with Elam P. Holley, Jr. under which Mr. Holley resigned from his position as Senior Executive Vice President of the Company and President of the Bank’s Birmingham Region, resigned as a member of the Board of Directors of each of the Company and the Bank, agreed to perform consulting services for the Company and the Bank, and entered into certain covenants with the Company and the Bank. Pursuant to the agreement, among other things:

•	Mr. Holley’s resignation was effective October 18, 2006.

•	From the resignation date through April 15, 2007, the Bank will pay to Mr. Holley amounts equal to his base salary. See “Executive Compensation.”

•	The Bank will pay to Mr. Holley $100,000 on or before July 31, 2007; and $100,000 on or before July 31, 2008.

•	The Company and the Bank will continue to provide and pay the premium for health and dental insurance until the earliest of Mr. Holley obtaining other medical coverage or April 15, 2007.

•	Mr. Holley will receive benefits under the pension plan in accordance with the terms of the plan; and the Executive Supplemental Retirement Plan that he would have received upon normal retirement age.

•

From his resignation date until October 1, 2008, Mr. Holley will be engaged as an independent contractor to perform consulting services for the Company and the Bank. During the consulting term, Mr. Holley will observe certain covenants with the Company and the Bank, including a standstill agreement, voting of his shares of Common Stock, and confidentiality of information, knowledge or data of the Company and its affiliates.

On December 12, 2002, the Company and the Bank entered into an agreement (the “Agreement”) with Richard P. Morthland whereby Mr. Morthland retired as Chairman of the Board, Chief Executive Officer and a director of each of the Company and the Bank, effective January 1, 2003. As of that date, Mr. Morthland was appointed as Director Emeritus of the Board of Directors of each of the Company and the Bank and engaged as a consultant to the Company and the Bank from the retirement date until August 1, 2006. During the term of his engagement, Mr. Morthland performed such consulting services as the Board of Directors requested from time to time. In consideration of these consulting services, Mr. Morthland’s agreement not to compete with the Bank and all other commitments in the agreement, the Company and the Bank agreed to pay Mr. Morthland as follows: $250,000 in 2003; $125,000 in each of 2004 and 2005; and $100,000 in 2006. In addition, the Company and the Bank continued to pay certain insurance and medical benefits for Mr. Morthland and his immediate family, Mr. Morthland was allowed to retain certain items (computer, furniture, etc.) from his office, the ownership of a Company car used by Mr. Morthland was transferred to him at the retirement date, and the Company reimbursed Mr. Morthland’s attorney fees in connection with the agreement. Mr. Morthland also received benefits provided by the Pension Plan and the Executive Supplemental Retirement Plan, and his spouse or estate may receive a death benefit of $500,000 under a key-man insurance policy owned by the Bank.

Harry W. Gamble, Jr., a director of the Company and the Bank, is a member of the firm of Gamble, Gamble & Calame, LLC which the Company and the Bank retained during 2005 and expect to retain during 2006. In the year ended December 31, 2006, Gamble, Gamble & Calame, LLC received fees of approximately $175,000 for legal services to the Company and the Bank.

On April 6, 2005, the Company issued and sold an aggregate of 287,209 shares (the “Shares”) of its Common Stock (representing approximately 4.89% of its outstanding Common Stock after issuance) to Endurance Capital Investors, L.P. (“Endurance”) at a purchase price of approximately $17.41 per share. Upon completion of the sale of the Shares, Endurance reported beneficial ownership of a total of 567,588 shares, or 9.62% of the outstanding Common Stock. See “Principal Holders of Common Stock.” The Shares were issued in a private placement for cash pursuant to the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 under that Act. Substantially all of the proceeds of the sale of the Shares have been used for general corporate purposes.

In connection with the private placement, the Company and Endurance entered into a Stock Purchase Agreement containing customary representations, warranties, and covenants, including restrictions on transfer of the Shares purchased absent registration of the Shares under federal securities laws or exemptions from registration. In addition, the Company and Endurance entered into an Investor Rights Agreement, pursuant to which the Company agreed to effect up to two demand registrations with respect to the offer and sale by Endurance of the Shares purchased by them, subject to the satisfaction of customary conditions, and to provide unlimited piggyback registrations in connection with registrations effected by the Company otherwise than by request of Endurance. The Investor Rights Agreement contains customary representations, warranties and covenants of the parties, including covenants with respect to indemnification for material misstatements or omissions by either party in a registration statement or prospectus relating to a registration filed pursuant to the Rights Agreement. The Company’s obligations to register the Shares under the Investor Rights Agreement will terminate at such time as all Shares purchased by Endurance are eligible for resale within any three month period without any restrictions pursuant to Rule 144(k) under the Securities Act of 1933.

In addition to the Stock Purchase Agreement and the Investor Rights Agreement, the Company and Endurance entered into an Acquisition Facility Agreement, and the Company and Endurance Capital Management Company, L.P., the manager of Endurance, entered into a Consulting Agreement. The Consulting Agreement provides generally for various investment banking and financial consulting services that may be requested by the Company to be provided by Endurance Capital Management Company, L.P., although neither party is obligated to request or provide any service under the Consulting Agreement. The Consulting Agreement contains customary representations, warranties and covenants of the parties, including mutual confidentiality and non-solicitation provisions. The Acquisition Facility Agreement sets forth a variety of possible equity, debt or combined financing vehicles that may be available to the Company in coordination with Endurance, although neither party is obligated to request or provide any financing under the Acquisition Facility Agreement. The Acquisition Facility Agreement provides for a maximum of $20,000,000 in financing vehicles available to the Company and contains customary representations, warranties and covenants of the parties.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees and Other Matters

Mauldin & Jenkins, Certified Public Accountants, LLC (“Mauldin & Jenkins”) provided audit services to the Company consisting of the annual audit of the Company’s 2005 and 2006 consolidated financial statements contained in the Company’s Annual Reports on Form 10-K. Mauldin & Jenkins also reviewed the financial statements contained in the Company’s Quarterly Reports on Form 10-Q for 2005 and 2006.

The following table shows the aggregate fees billed to the Company for professional services by Mauldin & Jenkins for fiscal years 2005 and 2006.

Fee Category	Fiscal Year 2005	% of Total	Fiscal Year 2006	% of Total
Audit Fees	$126,447	91.0%	$129,975	83.8%
Audit-Related Fees	$—	—%	$9,153	5.9%
Tax Fees	$12,572	9.0%	$15,905	10.3%
All Other Fees	$—	—%	$—	—%

Total Fees	$139,019	100.0%	$155,033	100.0%

Mauldin & Jenkins did not provide any services related to the financial information systems design and implementation to the Company during 2005 and 2006.

Audit Fees for the years ended December 31, 2005 and 2006 were for professional services rendered for the audits of the consolidated financial statements of the Company, statutory and subsidiary audits, consents, income tax provision procedures, and assistance with review of documents filed with the SEC.

Audit-Related Fees for the year ended December 31, 2006 were for assurance and related services related to consultations concerning financial accounting and reporting standards.

Tax Fees for the years ended December 31, 2005 and 2006 were for services related to tax compliance, including the preparation of tax returns and claims for refund, and tax planning and tax advice.

Policy on Pre-approval of Audit and Permissible Non-audit Services

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the independence of Mauldin & Jenkins. The Audit Committee is authorized to pre-approve all audit and permissible non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. In assessing requests for services by the independent accountants, the Audit Committee considers whether these services are consistent with the accountants’ independence, whether the independent accountants are likely to provide the most effective and efficient service based upon their familiarity with the Company, and whether the service could enhance the Company’s ability to manage or control risk or improve audit quality. For 2005 and 2006, non-audit services included only those services described above for “Audit-Related Fees” and “Tax Fees.” All of the audit-related and tax services and related fees were approved in advance by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) The following exhibits are filed as part of this Annual Report on Form 10-K/A:

Exhibit No. 31.1.	Certification of Principal Executive Officer pursuant to Exchange Act Rule 12a-14(a) or 15d – 14(a).

Exhibit No. 31.2.	Certification of Principal Financial Officer pursuant to Exchange Act Rule 12a-14(a) or 15d – 14(a).

Exhibit No. 32.1.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

THE PEOPLES BANCTRUST COMPANY, INC.
(Registrant)

Date: April 30, 2007	By:	/s/ Don J. Giardina
Don J. Giardina
President and Chief Executive Officer

1