Form 10-Q
period 2007-03-31
PEOPLES BANCTRUST CO INC
filed 2007-05-10
CIK 762128

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark, whether the registrant is shell company (as defined in rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

As of the close of business on May 7, 2007, 5,929,561 shares of the registrant’s Common Stock, par value $.10 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

THE PEOPLES BANCTRUST COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Cash and due from banks	$21,036	$21,384
Interest bearing deposits in banks	42,263	6,070

Cash and cash equivalents	63,299	27,455
Available-for-sale securities	22,718	204,602
Trading Securities	156,291	—
Loans, net of unearned income	636,248	631,800
Allowance for loan losses	(6,675)	(6,398)

Loans, net	629,573	625,401
Bank premises and equipment	46,834	46,200
Less accumulated depreciation	(21,402)	(20,813)

Bank premises and equipment, net	25,432	25,387
Other real estate, net	937	1,034
Interest receivable	4,697	4,947
Intangible assets acquired, net	6,380	6,428
Deferred income taxes	2,612	2,640
Other assets	12,855	12,811

Total assets	$924,794	$910,705

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand-noninterest bearing	$86,815	$84,728
Demand-interest bearing	283,240	277,793
Savings	34,644	33,481
Time	375,445	372,699

Total deposits	780,144	768,701
Other borrowed funds	48,014	48,268
Interest payable	4,284	3,468
Income taxes payable	906	9
Other liabilities	2,933	3,465

Total liabilities	836,281	823,911
Stockholders’ equity:
Common stock	593	592
Additional paid-in capital	17,400	17,200
Accumulated other comprehensive loss, net of tax	(1,404)	(4,150)
Deferred stock based compensation	(92)	(102)
Retained earnings	72,016	73,254

Total stockholders’ equity	88,513	86,794

Total liabilities and stockholders’ equity	$924,794	$910,705

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except share and per share data)

	Three Months Ended March 31,
	2007	2006
	(unaudited)
Interest income:
Interest and fees on loans and bankers acceptances	$12,211	$9,398
Interest and dividends on investment securities:
U.S. Government agency securities	1,011	1,101
Other securities	886	1,025
Interest on federal funds sold and interest bearing deposits in banks	372	174

Total interest income	14,480	11,698

Interest expense:
Interest on deposits	6,429	4,313
Interest on federal funds purchased and other borrowed funds	580	501

Total interest expense	7,009	4,814

Net interest income	7,471	6,884
Provision (credit) for loan losses	244	(541)

Net interest income after provision (credit) for loan losses	7,227	7,426
Noninterest income:
Trust department income	234	319
Service charges on deposit accounts	1,418	1,386
Net gains on AFS securities	0	1
Net gains on trading securities (Note 4)	602	0
Other noninterest income	880	696

Total noninterest income	3,134	2,403
Noninterest expense:
Salaries and wages	3,166	2,760
Pensions and other employee benefits	884	585
Occupancy and equipment expenses	1,340	1,136
Other noninterest expenses	1,809	1,643

Total noninterest expense	7,199	6,124

Income before provision for income taxes	3,162	3,704
Provision for income taxes	953	1,213

Net income	$2,209	$2,492

Earnings per share
Basic net income per share	$0.37	$0.42

Diluted net income per share	$0.37	$0.42

Dividends per share	$0.13	$0.12

Basic weighted average number of shares outstanding	5,922,989	5,898,286

Diluted weighted average number of shares outstanding	5,975,586	5,933,391

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Three Months Ended March 31,
	(Unaudited)
	2007	2006
Net income	$2,209	$2,492
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale during the period	84	(361)
Market valuation impact of interest rate floor contract	(12)	(262)
Defined benefit pension plan adjustment impact of SFAS 158	39	—
Less: reclassification adjustment for net (losses) gains included in net income	—	1

Other comprehensive income (loss):	111	(622)
Income tax benefit related to items of other comprehensive loss	41	(230)

Other comprehensive income (loss), net of tax	70	(392)

Comprehensive income, net of tax	$2,279	$2,099

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2007	2006
	(unaudited)
Cash flows from operating activities
Net income	$2,209	$2,492
Adjustments to reconcile net income to cash provided by operating activities
Provision (credit) for loan losses	244	(541)
Depreciation, amortization and accretion	641	531
(Decrease) increase in the unearned discount	584	364
Stock based compensation	48	—
Loss (gain) on sales of OREO	—	(5)
Loss (gain) on securities held at fair market value	(602)	0
Loss (gain) on sales of securities	—	(1)
Write down of other real estate and equipment	16	9
Decrease (increase) in assets
Interest receivable	250	(138)
Other assets	(53)	(560)
Increase (decrease) in other liabilities
Interest payable	816	212
Income taxes payable	897	987
Other liabilities	(531)	(397)

Net cash provided by (used in) operating activities	4,519	2,953
Cash flows from investing activities
Proceeds from sales of available for sales securities	—	288
Proceeds from maturities and calls of available for sale securities	26,420	9,487
Purchases of available for sale securities	(123)	(31)
Purchase of derivative instruments	—	(445)
Net decrease (increase) in loans	(5,000)	(40,810)
Purchases of bank premises and equipment	(634)	(932)
Proceeds from sales of other real estate and equipment	81	1,475

Net cash provided by (used in) investing activities	20,744	(30,968)
Cash flows from financing activities
Net increase (decrease) in deposits	11,443	(3,358)
Increase (decrease) in borrowings	(254)	11,260
Proceeds from issuance of common stock	109	69
Dividends paid	(717)	(653)

Net cash provided by (used in) financing activities	10,581	7,318
Increase (decrease) in cash and cash equivalents	35,844	(20,697)
Cash and cash equivalents
Beginning of period	27,455	48,585

End of period	$63,299	$27,888

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	6,193	4,602
Income taxes	50	226

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST COMPANY, INC. AND SUBSIDIARY

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1. Accounting Policies:

The accompanying unaudited condensed consolidated financial statements of The Peoples BancTrust Company, Inc, (“BancTrust”) and its subsidiary, The Peoples Bank and Trust Company (“Peoples Bank”), along with its subsidiaries Loan Express, Inc. and The Peoples Insurance Agency, Inc. have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals with the exception of the adoption of SFAS 159) considered necessary for a fair presentation have been included. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information refer to the consolidated financial statements and footnotes thereto included in BancTrust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Commitments and Contingencies:

BancTrust and its subsidiaries are from time to time defendants in legal actions arising from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at March 31, 2007 will have a materially adverse effect on BancTrust’s financial statements.

Note 2. Earnings Per Share (“EPS”):

The following table reflects the reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation for the three months ended March 31, 2007 and 2006 respectively (in thousands, except per share data):

	Three months ended March 31, 2007
	Income	Shares	Per-Share Amount
Basic EPS
Income available to common stockholders	$2,209	5,923	$0.37
Effect of dilutive securities
Stock options		53

Diluted EPS	$2,209	5,976	$0.37

	Three months ended March 31, 2006
	Income	Shares	Per-Share Amount
Basic EPS
Income available to common stockholders	$2,492	5,898	$0.42
Effect of dilutive securities
Stock options		35

Diluted EPS	$2,492	5,933	$0.42

Note 3. Stock-Based Compensation

At March 31, 2007, BancTrust had a stock option plan, which is described more fully in Note 20 to the Consolidated Financial Statements its Annual Report on Form 10-K. Effective January 1, 2006, BancTrust adopted SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”) utilizing the modified prospective method of accounting.

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

The following is a summary of BancTrust’s weighted average assumptions used to estimate the weighted-average per share fair value of options granted during the three months ended March 31, 2007 and 2006 on the date of grant using the Black-Scholes option-pricing model.

	For the three months ended March 31,
	2007	2006
Expected Life In years	5	5
Expected Volatility	27%	22%
Risk-Free Interest Rate	5%	5%
Expected Dividend Yield	2%	3%
Weighted Average Fair Value of options Granted During the Period	$7.66	$4.02

At March 31, 2007, there was approximately $425,000 of pre-tax, unrecognized compensation costs related to share-based payments which is expected to be recognized over a weighted-average period of 2.2 years.

The following table represents stock option activity for the three months ended March 31, 2007:

	Three Months Ended March 31, 2007
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
			(years)
Options outstanding, beginning of period	265,580	$16.59
Granted	500	23.84
Exercised	(13,764)	18.29
Terminated	(10,000)	18.92

Options outstanding, end of period	242,316	16.90	6.83

Exercisable, end of period	158,116	$15.80	3.63

Shares available for future stock option grants to employees and directors under existing plans totaled 391,576 at March 31, 2007. At March 31, 2007 the aggregate intrinsic value of options outstanding was $515,604 and the aggregate intrinsic value of options exercisable was $511,113. Total intrinsic value of options exercised was $95,000 for the three months ended March 31, 2007.

Note 4. Recently Adopted Accounting Standards

In September 2006, the Financial Accounting Standards Board issued Statement No. 157, Fair Value Measurements (“SFAS 157”). The Statement should improve financial reporting by creating a single definition of fair value and a framework for measuring fair value, resulting in increased consistency and comparability in fair value measurements on financial statements. The expanded disclosures about the use of fair value should provide users of financial statements with better information about how fair value is used to measure recognized assets and liabilities, the factors used to develop the measurements, and the impact of the measurements on earnings (or changes in net assets) for the period.

The Statement defines fair value, establishes guidelines for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies to previously released accounting pronouncements that require or permit fair value measurements, and does not establish new requirements for fair value measurements. Prior to this Statement, there were different definitions of fair value. The definition of fair value retains the exchange price notion in earlier definitions of fair value. This Statement clarifies that the exchange price is the price in an orderly transaction between market participants, at the reporting date, to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, and is viewed from the seller’s perspective. Therefore, the definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). The Statement emphasizes that fair value is not an entity-specific measurement, but rather a market-based measurement. Therefore, the assumptions that market participants would use in pricing the asset or liability should be used to determine fair value measurement. As a basis for considering market participant assumptions in fair value measurements, this Statement establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The notion of unobservable inputs is intended to allow for situations in which there is little, if any, market activity for the asset or liability at the measurement date. In those situations, the reporting entity need not undertake all possible efforts to obtain information about market participant assumptions.

BancTrust has elected to early adopt the Statement. Early adoption requires BancTrust to apply the provisions of the Statement to all annual and interim statements for the year ended December 31, 2007, including this report on Form 10-Q. The provisions of this statement have not had or are not expected to have a material impact on results of operations, financial position, or liquidity of BancTrust.

In February 2007, the Financial Accounting Standards Board issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including An Amendment of FASB Statements No. 115 (“SFAS 159”). This Statement improves financial reporting by allowing entities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply the complexities of hedge accounting. The statement expands the use of fair value measurement of assets and liabilities, in line with the Board’s measurement objectives. The statement also establishes presentation and disclosure requirements that will simplify comparisons between entities that use different measurement methods for similar assets and liabilities.

This Statement will permit BancTrust to:

a.	Elect to value financial instruments using the fair value option or continue current measurement and reporting methods.

b.	Elect the fair value option on an instrument by instrument basis. It is not necessary to elect the fair value option for similar instruments.

This Statement requires BancTrust to:

a.	Elect the option at the date of adoption of the standard or at the date of recognition of the object.

b.	Value items for which the fair value option has been elected at fair value and recognize the unrealized gains and losses in earnings. Currently, unrealized gains and losses are recognized as a balance sheet adjustment.

c.	Report assets and liabilities that are measured at fair value in a manner which separates them from similar items using other measurement methods.

d.	Disclose Management’s reasons for electing a fair value option for each eligible item or group of similar items and reasons for partial election if similar items are not elected.

e.	Elect early adoption of Financial Accounting Standards Board issued Statement No. 157, Fair Value Measurements.

BancTrust has elected to early adopt the Statement. Early adoption requires BancTrust to apply the provisions of the Statement to all annual and interim statements for the year ended December 31, 2007, including this report on Form 10-Q.

Fair Value Measurement

Under the provisions of Financial Accounting Standards Board issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, BancTrust has elected to value certain assets (certain securities) previously reported as available for sale and accounted for under the provisions of FASB statement 115, using the fair value option. Upon the adoption of SFAS 159, certain securities were selected, reclassified as trading securities and reported at fair value at January 1, 2007. All unrealized gains or losses, previously reported in comprehensive income on the balance sheet, were removed from the valuation allowance and reported as a cumulative adjustment to retained earnings under the provisions of the Statement.

In determining which securities would be valued under the provisions of SFAS 159, management examined each security and prevailing market conditions to determine a strategy for better positioning BancTrust’s portfolio for future earnings growth and maintaining future liquidity needs. Generally, those securities with maturities exceeding six months were chosen for the restructuring strategy under SFAS 159.

At March 31, 2007 and each reporting period hereafter, these trading securities will be marked to market and changes in market value will be recognized as gains or losses in earnings in the period which the change occurs. Interest and dividends on these trading securities will continue to be recognized in interest income based upon the yield of each security.

The following table sets forth the balance at March 31, 2007 of securities held at fair value and the total of realized gains due to changes in the fair value of such securities for the period ended March 31, 2007. During April 2007, the securities initially selected for fair value measurement under SFAS 159 were sold in the second quarter of 2007 under a restructuring strategy and reinvested in significantly higher yielding securities. The securities that were purchased as a result of the restructuring strategy will also be accounted for as trading securities under the fair value measurement option as prescribed by SFAS 159 in future periods.

($’s in thousands)	Fair Value at March 31, 2007	Changes in FMV for the 3 month period ending March 31, 2007, recognized as gains/(losses) in earnings		Unrealized gains/(losses) due changes in FMV for the 3 month period ending March 31, 2007
Available-for-sale securities	$22,718	$—		$84
Trading securities	$156,291	$602	*	$—

*	Measured using quoted prices in active market.

The total of this adjustment was to reduce retained earnings on January 1, 2007 by $2,676,000 and to reduce the amount of unrealized losses on available for sale securities in comprehensive income by the same amount. The following illustrates the impact of the adoption of the Statement on Risked Based Capital ratios at March 31, 2007.

	March 31, 2007
	Excluding Impact of SFAS 159	SFAS 159 Impact	Including Impact of SFAS 159
Tier one leverage ratio	9.50%	(0.23%)	9.27%
Tier one risk based ratio	12.03%	(0.29%)	11.74%
Total risk based ratio	12.96%	(0.29%)	12.67%

In June 2006, the Financial Accounting Standards Board (FASB) issued interpretation no. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 became effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 will not have a materially adverse effect on BancTrust’s financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following analysis focuses on the financial condition and results of operations of BancTrust, and should be read in conjunction with the consolidated financial statements included in this report.

Management’s discussion and analysis includes certain forward-looking statements addressing, among other things, BancTrust’s prospects for earnings, asset growth and net interest margin. Forward-looking statements are accompanied by, and identified with, such terms as “anticipates,” “believes,” “expects,” “intends,” and similar phrases. Management’s expectations for BancTrust’s future necessarily involve a number of uncertainties, assumptions and estimates. Factors that could cause actual results to differ from the expectations expressed herein include factors summarized in Item 1A of BancTrust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized.

Use of estimates in the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses, goodwill impairment, deferred tax assets or liabilities and fair value determination of certain assets and liabilities.

CRITICAL ACCOUNTING POLICIES

BancTrust has adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of its financial statements. Significant accounting policies are described in the footnotes to the consolidated financial statements in BancTrust’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Estimates of Fair Value - The estimation of fair value is significant to a number of the Company’s assets, including, but not limited to, investment securities, derivatives, other real estate owned, intangible assets and other repossessed assets. Derivatives and investment securities are recorded at fair value while other real estate owned, intangible assets and other repossessed assets are recorded at either cost or fair value, whichever is lower. Fair values for investment securities and derivatives are based on quoted market prices, and if not available, quoted prices on similar instruments. The fair values of other real estate owned and repossessions are typically determined based on third-party appraisals less estimated costs to sell. Intangible assets, such as the charter cost, are periodically evaluated to determine if any impairment might exist.

The estimation of fair value and subsequent changes of fair value of investment securities, derivatives, other real estate owned, repossessions and intangible assets can have a significant impact on the value of the Company, as well as have an impact on the recorded values and reported net income.

Changes in interest rates is the primary determining factor in the fair value of investment securities, derivatives, and the value at which these assets are reported in BancTrust’s financial statements. Local economic conditions are often the key factor in the valuation of other real estate owned and repossessed assets. Changes in these factors can cause assets to be written down and have an impact on the financial results. The overall financial condition and results of operations of the banking unit is the primary determinant as to the value of recorded intangible assets.

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

FINANCIAL CONDITION

Cash and Cash Equivalents

At March 31, 2007, cash and cash equivalents totaled $63,299,000, compared to $27,455,000 at December 31, 2006. Cash and cash equivalents primarily consist of cash and due from banks, combined with federal funds sold. At March 31, 2007, cash and cash equivalents consisted entirely of cash and due from banks, as was also the case at December 31, 2006.

Loans

Total loans, net of the unearned discount, increased $4,449,000 to $636,248,000 at March 31, 2007, from $631,800,000 at December 31, 2006. The majority of this increase was realized in the commercial and industrial loan portfolio, as well as in the real estate loan portfolio. BancTrust continues to place emphasis on originating loans secured by real estate, as well as on loans to commercial interests. The following table indicates each of the major loan categories of BancTrust, and the change in volume of each when comparing March 31, 2007 to December 31, 2006.

	March 31, 2007	December 31, 2006	Change
	(In thousands)
Commercial and industrial	$153,251	$152,407	$844
Real estate - mortgage	302,240	294,128	8,112
Real estate - construction	143,548	145,693	(2,145)
Personal	45,832	46,332	(500)
Overdrafts and credit line	947	2,225	(1,278)

Total loans	$645,818	$640,785	$5,033

Less:
Unearned income	$9,570	$8,986	$584
Allowance for loan losses	6,675	6,398	277

Total loans, net	$629,573	$625,401	$4,172

The largest increase was in real estate loans which increased $5,967,000 to $445,788,000 at March 31, 2007 from $439,821,000 at December 31, 2006. Specifically, real estate mortgage loans increased $8,112,000 from $294,128,000 at December 31, 2006 to $302,240,000 at March 31, 2007, while construction loans decreased $2,145,000 to $143,548,000 from $145,693,000 for the same period. BancTrust has placed significant emphasis on originating loans secured by real estate because fair market values for real estate tend to be more stable and readily determinable than fair market values for other forms of collateral such as equipment and inventories. Additionally, real estate collateral tends to facilitate a more orderly and timely liquidation in the event of default by the borrower.

Commercial and industrial loans increased slightly, from $152,407,000 at December 31, 2006, to $153,251,000 at March 31, 2007.

Personal loans declined from $46,332,000 at December 31, 2006 to $45,832,000 at March 31, 2007. BancTrust continues to place less significance on personal loan originations, as both increased competition from alternative sources of credit, primarily from credit cards and finance companies, and increased levels of denials of personal loan applications have contributed to generally lower personal loan portfolio totals over time.

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

At March 31, 2007, BancTrust’s allowance for loan losses had a balance of $6,675,000, compared to $6,398,000 at December 31, 2006. The ratio of the allowance to total loans, net of the unearned discount, was 1.05% and 1.01% at March 31, 2007 and December 31, 2006, respectively. As a percentage of total loans, net of the unearned discount, non-accruing loans decreased to .64% at March 31, 2007, compared to 0.66% at December 31, 2006. The coverage of the allowance to non-accruing loans was 1.65X and 1.52X at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007, management had identified $24,298,000 of potential problem loans compared to $22,276,000 at December 31, 2006. At each of March 31, 2007 and December 31, 2006, potential problem loans included impaired loans of $15,541,000 and $6,761,000, respectively. This increase was due to a reduction in the threshold for monitoring potential problems loans as BancTrust continues to focus on strengthening credit quality. Loans accounted for on a nonaccrual basis decreased to $4,051,000 at March 31, 2007 from $4,201,000 at December 31, 2006.

	Three Months Ended March 31,
	2007	2006
	(In Thousands)
Loans charged-off	$107	$176
Recoveries of loans previously charged off	$(140)	(272)

Net loans (recovered) charged-off	$(33)	$(96)

Securities

At January 1, 2007, BancTrust adopted FAS 159, the provisions of which were applied to its investment securities portfolio (See “Notes to the Unaudited Condensed Consolidated Financial Statements”). At March 31, 2007, investment securities totaled $179,009,000 compared to $204,602,000 at December 31, 2006. The decline in investment securities was primarily due to increased loan volumes and interest bearing deposits in banks (see – “Loans”), as available funds were redeployed into the higher yielding loan portfolio or held for future loan growth. Included in the March 31, 2007 total are securities totaling $156,291,000 held as trading securities accounted for at fair value under the provisions of SFAS 159. BancTrust realized gains of $602,000 in earnings during the period on the change in fair value of these trading securities. The remainder of the securities portfolio is classified as “available-for-sale”, requiring that it be marked-to-market with the unrealized gains and losses, net of the related tax effect reflected directly in stockholders’ equity. The portfolio had net unrealized gains (net of tax) of $137,000 at March 31, 2007 and net unrealized losses (net of tax) of $2,592,000 at December 31, 2006. The change in unrealized losses net of tax included a cumulative reclassification of unrealized losses to prior periods’ retained earnings for securities held at fair value in accordance with the adoption of SFAS 159. Excluding the reclassification adjustment, net unrealized gains on available-for-sale securities for the three months ending March 31, 2007 were $84,000. BancTrust considers these gains to be temporary.

At March 31, 2007, BancTrust had pledged to the State Treasurer for the State of Alabama and other parties $143,199,000, or approximately 80% of its investment securities portfolio. These securities are typically pledged as collateral to government or other public entities for deposits held by BancTrust that exceed the FDIC insurable limit.

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

Other real estate, net of accumulated write downs, totaled $937,000 at March 31, 2007 and $1,034,000 at December 31, 2006.

Deposits

Customer deposits are BancTrust’s primary funding source BancTrust held $780,144,000 in total deposits at March 31, 2007 compared to $768,701,000 at December 31, 2006, reflecting growth in all primary deposit categories. The net effect was an increase in total deposits between the two periods of $11,443,000.

Non-interest bearing demand deposits increased $2,087,000 from December 31, 2006 to $86,815,000 at March 31, 2007. Interest bearing transaction accounts, including negotiable order withdrawal (“NOW”) accounts, insured money market accounts (“IMMA”) and savings accounts, totaled $317,884,000 and $311,274,000 at March 31, 2007 and December 31, 2006, respectively.

Time deposits, at March 31, 2007 totaled $375,445,000, an increase of $2,746,000 from the December 31, 2006 total of $372,699,000. Included in time deposits at March 31, 2007 was $61,174,000 of brokered time deposits, compared to $61,273,000 at December 31, 2006. Brokered deposits are more likely to be withdrawn from BancTrust upon maturity than other more traditional types of deposits. These deposits are fully insured by the Federal Deposit Insurance Corporation and are typically deployed by management to meet short-term funding needs.

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

The asset items that are BancTrust’s primary sources of liquidity are cash and cash equivalents (see - “Cash and Cash Equivalents”). Also, the asset base provides liquidity through interest and fee income on loans, loan repayments and the maturity or sales of other earning assets, including securities. BancTrust’s securities are generally high grade, marketable securities. At March 31, 2007, the entire investment securities portfolio of BancTrust was classified as either available-for-sale or trading securities (see - “Securities”).

The liability base provides liquidity through deposit growth, the rollover of maturing deposits and accessibility to external sources of funds, (“borrowed funds”). Borrowed funds totaled $48,014,000 at March 31, 2007 compared to $48,268,000 at December 31, 2006.

BancTrust has several available sources from which to borrow funds. The predominant source of borrowed funds utilized by BancTrust is the Federal Home Loan Bank of Atlanta (“FHLB”). At March 31, 2007, BancTrust had total advances from FHLB of $47,194,000. When combined with approximately $18,482,000 of guarantees on commercial letters of credit provided by the FHLB, BancTrust had approximately $65,676,000 of active credit facilities at the FHLB on March 31, 2007. In addition to the aforementioned outstanding credit facilities, BancTrust had approximately $31,942,000 of unused credit facilities available at the FHLB on March 31, 2007. BancTrust had unused federal funds lines of credit with correspondent financial institutions of approximately $52,000,000 at March 31, 2007.

Stockholders’ Equity and Regulatory Capital

At March 31, 2007, stockholders’ equity totaled $88,513,000, compared to $86,794,000 at December 31, 2006. Risk-based capital regulations require all bank holding companies and banks to achieve and maintain a minimum total capital to risk based assets ratio of 8%, at least half of which must be in the form of Tier 1 capital. Tier 1 capital primarily consists of stockholders’ equity less goodwill and other qualifying intangible assets and net unrealized gains or losses on available for sales securities). The following table indicates the risk-based capital ratios of BancTrust and Peoples Bank at March 31, 2007.

	Risk-Based Capital Ratios & Leverage Ratios As of March 31, 2007
	Dollars in Thousands
	BancTrust		Peoples Bank
RISK-BASED CAPITAL RATIOS
Tier 1 Capital	$83,696	11.74%	$77,610	10.91%
Tier 1 Capital – Minimum Required	28,524	4.00%	28,448	4.00%

Excess	$55,172	7.74%	$49,162	6.91%
Total Capital	$90,372	12.67%	$84,286	11.85%
Total Capital – Minimum Required	57,048	8.00%	56,896	8.00%

Excess	$33,324	4.67%	$27,390	3.85%
Net risk-weighted assets	$713,098		$711,200
LEVERAGE RATIOS
Total Tier 1 Capital	$83,696	9.27%	$77,610	8.64%
Minimum Leverage Requirement	36,101	4.00%	35,918	4.00%

Excess	$47,595	5.27%	$41,692	4.64%
Average Total Assets,
Net of all intangibles	$902,523		$897,951

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

The process of measuring, compiling and analyzing the maturity and repricing dynamics of interest sensitive assets and liabilities is referred to as “asset liability management”. BancTrust has established an ALCO (see - “Liquidity”), consisting of executive management. The ALCO is responsible for ensuring that the relationship of interest sensitive assets and liabilities, as defined by their respective maturity and repricing characteristics, does not become so mismatched as to expose BancTrust to unacceptable levels of risk in the areas of equity capital valuation, earnings or liquidity. ALCO achieves its objectives via regular meetings where various data relating to specific liquidity and interest rate issues are presented and discussed. At least quarterly, ALCO utilizes an interest rate risk computer model which compiles the detailed repricing and maturity characteristics of BancTrust’s interest sensitive assets and liabilities, and produces various reports and supporting detail, which indicate BancTrust’s overall interest rate risk status.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank had approximately $107,848,000 and $108,060,000 in commitments to extend credit at March 31, 2007 and December 31, 2006, respectively. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include certificates of deposit, marketable securities, real estate, and other collateral.

Irrevocable standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include certificates of deposit, marketable securities, real estate, and other collateral for those commitments for which collateral is deemed necessary. The Bank had approximately $21,530,000 and $21,406,000 in irrevocable standby letters of credit at March 31, 2007 and December 31, 2006, respectively.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006.

The profitability of BancTrust in a given period is heavily dependent on the amount of net interest income it is able to generate. Simply stated, net interest income is the amount of interest income realized on earning assets such as loans and investments that remains after deducting interest expense incurred on interest bearing liabilities such as interest bearing deposits and borrowed funds.

For the three months ended March 31, 2007 (the “2007 quarter”) BancTrust earned $14,480,000 of interest income on its interest earning assets, compared to $11,698,000 for the same period in 2006 (the “2006 quarter”). Increases in the average annual yields and average volumes of interest earning assets accounted for the increase in interest income between the two periods. In the 2007 quarter, interest earning assets yielded 6.96% on average volume of $843,211,000, and 6.39% on average volume of $742,601,000 in the 2006 quarter.

Interest and fees on loans totaled $12,211,000 in the 2007 quarter and $9,398,000 in the 2006 quarter. Both the average annual yield earned on the loan portfolio and its average balance increased between the two periods. In the 2007 quarter, loans yielded an average of 7.84% on an average balance of $631,755,000, compared to an average annual yield of 7.49% on an average balance of $509,039,000 in the 2006 quarter. Increased loan demand between the two periods (see “Loans”) contributed to higher average balances, while increases in market interest rates between the two periods contributed to the higher average yields.

Interest income earned on the investment securities portfolio declined to $1,897,000 in the 2007 quarter from $2,126,000 in the 2006 quarter. The average balance of the investment securities portfolio declined to $185,804,000 in the 2007 quarter from $221,322,000 in the 2006 quarter. The decrease in the average balance of the investment securities portfolio was the primary contributing factor to the lower interest income earned from it, given that the average annual yield increased to 4.14% in the 2007 quarter from 3.90% in the 2006 quarter. The lower average balance was primarily the result of available funds within the investment securities portfolio being redeployed into the higher yielding loan portfolio. Increases in market interest rates contributed to the higher average yield between the two quarters.

Interest income earned on federal funds sold and interest bearing deposits in banks totaled $372,000 in the 2007 quarter and $174,000 in the 2006 quarter. In the 2007 quarter, federal funds and interest bearing deposits in banks earned an average annual yield of 5.88% on average volume of $25,652,000 compared to an average annual yield of 5.77% on average volume of $12,239,000 in the 2006 quarter. Increases in short term market interest rates between the two quarters contributed to the higher average annual yield on these instruments.

Interest expense on deposits increased to $6,429,000 in the 2007 quarter from $4,313,000 in the 2006 quarter. Increases in both average balances and the average annual rates of interest paid on interest bearing deposits were contributing factors. In the 2007 quarter, the average annual cost of interest bearing deposits was 3.81%, compared to 2.94% in the 2006 quarter. The average balance of interest bearing deposits in the 2007 quarter was $684,241,000, compared to $594,099,000 in the 2006 quarter. Higher market interest rates and loan demand contributed to the increased cost of interest bearing deposits between the two periods.

Interest expense on borrowed funds increased to $580,000 in the 2007 quarter from $501,000 in the 2006 quarter. This increase is attributable to a higher average balance of borrowed funds in the 2007 quarter compared to the 2006 quarter, as the average cost of borrowed funds declined between the two periods. The average rate of interest paid on borrowed funds was 4.87% in the 2007 quarter and 5.15% in the 2006 quarter. The average balance of borrowed funds in the 2007 quarter totaled $48,341,000, compared to $39,494,000 in the 2006 quarter.

The resulting net interest income for the 2007 quarter totaled $7,471,000 compared to $6,884,000 for the 2006 quarter. Expressed as an annualized percentage of average interest earning assets for a given period, net interest income is referred to as net interest margin. BancTrust’s net interest margin in the 2007 quarter was 3.59%, compared to 3.76% in the 2006 quarter.

Provision for loan losses in the 2007 quarter totaled $244,000 compared to ($541,000) in the 2006 quarter. The provision for loan losses in a given period represents adjustments to the allowance for loan losses account that are deemed necessary to adequately provide for potential losses within BancTrust’s loan portfolio at a given point in time (see “Allowance for Loan Losses”). In the 2006 quarter, the provision for loan losses represented adjustments that lowered the allowance for loan losses account, causing the ($541,000) provision for loan losses amount to have an increasing effect on income. In the 2007 quarter, BancTrust deemed it necessary to increase the allowance for loan losses, and therefore realized $244,000 of provision for loan losses, which had a decreasing effect on income.

Noninterest income increased in the 2007 quarter to $3,134,000, compared to $2,403,000 in the 2006 quarter. Included in the 2007 quarter was $602,000 of valuation gains on trading securities, which resulted from the early adoption of SFAS 159 and primarily accounted for the increase in noninterest income between the two periods.

Noninterest expense increased approximately 17.6%, from $6,124,000 in the 2006 quarter to $7,199,000 in the 2007 quarter. Significant increases in salary and benefits expenses, driven by market expansion efforts, were the primary contributing factors to the overall increase in noninterest expense between the two quarters.

Provision for income taxes in the 2007 quarter totaled $953,000 compared to $1,213,000 in the 2006 quarter. The effective income tax rate decreased to 30.1% in the 2007 quarter from 32.7% in the 2006 quarter due to the fact that income tax credits available to BancTrust are static amounts. Consequently, as income before provision for income taxes decreased, the relative beneficial impact of these income tax credits was greater in the 2007 quarter than in the 2006 quarter.

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

BancTrust carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2007, pursuant to Rule 13a – 15(b) of the Securities Exchange Act of 1934. Based on this evaluation, BancTrust’s chief executive officer and chief financial officer concluded that BancTrust’s disclosure controls and procedures, as designed and implemented, are effective in timely alerting them to material information required to be included in its periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

The Peoples BancTrust Company, Inc.

Date: May 09, 2007	/s/ Don J. Giardina
Don J. Giardina
President and Chief Executive Officer

Date: May 09, 2007	/s/ Thomas P. Wilbourne
Thomas P. Wilbourne
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)