Form 10-Q
period 2007-06-30
PEOPLES BANCTRUST CO INC
filed 2007-08-09
CIK 762128

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark, whether the registrant is shell company (as defined in rule 12b-2 of the Exchange Act)  Yes  ☐    No  ☒

As of the close of business on August 8, 2007, 5,929,561 shares of the registrant’s Common Stock, par value $.10 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

THE PEOPLES BANCTRUST COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Cash and due from banks	$22,054	$21,384
Interest bearing deposits in banks	34,473	6,070

Cash and cash equivalents	56,527	27,455
Available-for-sale securities	15,003	204,602
Trading securities	151,684	—
Loans, net of unearned income	665,819	631,800
Allowance for loan losses	(7,160)	(6,398)

Loans, net	658,659	625,401
Bank premises and equipment	47,060	46,200
Less accumulated depreciation	(21,897)	(20,813)

Bank premises and equipment, net	25,163	25,387
Other real estate, net	699	1,034
Interest receivable	5,103	4,947
Intangible assets acquired, net	6,331	6,428
Deferred income taxes	243	2,640
Other assets	14,771	12,811

Total assets	$934,183	$910,705

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand-noninterest bearing	$87,612	$84,728
Demand-interest bearing	276,137	277,793
Savings	32,973	33,481
Time	396,676	372,699

Total deposits	793,398	768,701
Other borrowed funds	46,374	48,268
Interest payable	3,094	3,468
Income taxes payable	—	9
Other liabilities	3,323	3,465

Total liabilities	846,189	823,911
Stockholders’ equity:
Common stock	593	592
Additional paid-in capital	17,421	17,200
Accumulated other comprehensive loss, net of tax	(1,188)	(4,150)
Deferred stock based compensation	(83)	(102)
Retained earnings	71,251	73,254

Total stockholders’ equity	87,994	86,794

Total liabilities and stockholders’ equity	$934,183	$910,705

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Interest income:
Interest and fees on loans and bankers acceptances	$12,618	$10,861	$24,829	$20,259
Interest and dividends on investment securities:
U.S. Government agency securities	983	1,073	1,994	2,175
Other securities	1,213	982	2,099	2,007
Interest on federal funds sold and interest bearing deposits in banks	428	119	800	293

Total interest income	15,242	13,035	29,722	24,733

Interest expense:
Interest on deposits	6,664	5,195	13,093	9,508
Interest on federal funds purchased and other borrowed funds	572	543	1,152	1,045

Total interest expense	7,236	5,738	14,245	10,552

Net interest income	8,006	7,297	15,477	14,181
Provision (credit) for loan losses	517	(351)	761	(893)

Net interest income after provision (credit) for loan losses	7,489	7,648	14,716	15,074
Noninterest income:
Trust department income	276	212	510	531
Service charges on deposit accounts	1,446	1,444	2,864	2,830
Net losses on sales of AFS securities	0	(20)	0	(18)
Net losses on trading securities	(2,112)	0	(1,510)	0
Other noninterest income	915	630	1,795	1,326

Total noninterest income	525	2,266	3,659	4,668
Noninterest expense:
Salaries and wages	3,260	3,066	6,426	5,826
Pensions and other employee benefits	618	620	1,502	1,205
Occupancy and equipment expenses	1,412	1,311	2,752	2,447
Merger expenses	912	0	912	0
Other noninterest expenses	1,764	1,502	3,573	3,145

Total noninterest expense	7,966	6,499	15,165	12,623

Income before provision for income taxes	48	3,415	3,210	7,119
Provision for income taxes	44	1,141	997	2,353

Net income	$4	$2,274	$2,213	$4,766

Earnings per share
Basic net income per share	$0.00	$0.39	$0.37	$0.81

Diluted net income per share	$0.00	$0.38	$0.37	$0.80

Dividends per share	$0.13	$0.12	$0.26	$0.24

Basic weighted average number of shares outstanding	5,929,561	5,902,159	5,926,263	5,900,223

Diluted weighted average number of shares outstanding	5,996,365	5,936,760	5,993,047	5,931,333

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2007	2006	2007	2006
Net income	$4	$2,274	$2,213	$4,766
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale during the period	47	(2,039)	131	(2,397)
Market valuation impact of interest rate floor contract	(43)	(63)	(55)	(325)
Defined benefit pension plan adjustment impact of SFAS 158	339	—	378	—
Less: reclassification adjustment for net (losses) gains included in net income	—	(20)	—	(18)

Other comprehensive income (loss):	343	(2,082)	454	(2,703)
Income tax benefit related to items of other comprehensive income (loss)	127	(768)	168	(997)

Other comprehensive income (loss), net of tax	216	(1,314)	286	(1,706)

Comprehensive income, net of tax	$220	$960	$2,499	$3,060

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2007	2006
	(unaudited)
Cash flows from operating activities
Net income	$2,213	$4,766
Adjustments to reconcile net income to cash provided by (used in) operating activities
Provision (credit) for loan losses	761	(893)
Depreciation, amortization and accretion	1,176	1,080
Increase in the unearned discount	659	952
Deferred income taxes, net	2,246	—
Stock based compensation	78	265
Gain on sales of OREO	(74)	(5)
Proceeds from sales of trading securities	155,026	—
Purchases of trading securities	(162,317)	—
Loss on trading securities	1,510	—
Loss on sales of available for sale securities	—	18
Write down of other real estate and equipment	25	18
Increase in assets
Interest receivable	(156)	(507)
Other assets	(1,821)	(1,110)
Increase (decrease) in other liabilities
Interest payable	(374)	739
Income taxes payable	(9)	242
Other liabilities	(143)	(292)

Net cash provided by (used in) operating activities	(1,200)	5,273
Cash flows from investing activities
Proceeds from sales of available for sales securities	—	5,024
Proceeds from maturities and calls of available for sale securities	44,000	15,045
Purchases of available for sale securities	—	(457)
Purchase of derivative instruments	—	(445)
Net increase in loans	(34,730)	(91,486)
Purchases of bank premises and equipment	(888)	(2,031)
Proceeds from sales of other real estate and equipment	465	1,826

Net cash provided by (used in) investing activities	8,847	(72,524)
Cash flows from financing activities
Net increase in deposits	24,697	43,009
Increase (decrease) in borrowings	(1,894)	10,700
Proceeds from issuance of common stock	109	91
Dividends paid	(1,487)	(1,306)

Net cash provided by financing activities	21,425	52,494
Increase (decrease) in cash and cash equivalents	29,072	(14,757)
Cash and cash equivalents
Beginning of period	27,455	48,585

End of period	$56,527	$33,828

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	14,619	9,813
Income taxes	52	2,066

See notes to Unaudited Condensed Consolidated Financial Statements

THE PEOPLES BANCTRUST COMPANY, INC. AND SUBSIDIARY

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1. Accounting Policies:

The accompanying unaudited condensed consolidated financial statements of The Peoples BancTrust Company, Inc, (“BancTrust”) and its subsidiary, The Peoples Bank and Trust Company (the “Bank”), along with its subsidiaries Loan Express, Inc. and The Peoples Insurance Agency, Inc. have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals with the exception of the first quarter adoption of SFAS 159) considered necessary for a fair presentation have been included. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information refer to the consolidated financial statements and footnotes thereto included in BancTrust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Commitments and Contingencies:

BancTrust and its subsidiaries are from time to time defendants in legal actions arising from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at June 30, 2007 will have a materially adverse effect on BancTrust’s financial statements.

Note 2. Earnings Per Share (“EPS”):

The following table reflects the reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation for the three and six months ended June 30, 2007 and 2006 respectively (in thousands, except per share data):

	Three months ended June 30, 2007			Six months ended June 30, 2007
	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
Basic EPS
Income available to common stockholders	$4	5,930	$0.00	$2,213	5,926	$0.37
Effect of dilutive securities Stock options		66			67

Diluted EPS	$4	5,996	$0.00	$2,213	5,993	$0.37

	Three months ended June 30, 2006			Six months ended June 30, 2006
	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
Basic EPS
Income available to common stockholders	$2,274	5,902	$0.39	$4,766	5,900	$0.81
Effect of dilutive securities Stock options		35			31

Diluted EPS	$2,274	5,937	$0.38	$4,766	5,931	$0.80

Note 3. Stock-Based Compensation

At June 30, 2007, BancTrust had a stock option plan, which is described more fully in Note 20 to the Consolidated Financial Statements its Annual Report on Form 10-K. Effective January 1, 2006, BancTrust adopted SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”) utilizing the modified prospective method of accounting.

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

The following is a summary of BancTrust’s weighted average assumptions used to estimate the weighted-average per share fair value of options granted during the six months ended June 30, 2007 and 2006 on the date of grant using the Black-Scholes option-pricing model.

	For the six months ended June 30,
	2007	2006
Expected Life In years	5	5
Expected Volatility	27%	22%
Risk-Free Interest Rate	5%	5%
Expected Dividend Yield	2%	2%
Weighted Average Fair Value of options Granted During the Period	$7.66	$4.02

At June 30, 2007, there was approximately $267,000 of pre-tax, unrecognized compensation costs related to share-based payments which is expected to be recognized over a weighted-average period of 2.0 years.

The following table represents stock option activity for the three and six months ended June 30, 2007:

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
			(years)			(years)
Options outstanding, beginning of period	242,316	$16.41		265,580	$16.59
Granted	—	—		500	23.84
Exercised	—	—		(13,764)	18.29
Terminated	—	—		(10,000)	18.92

Options outstanding, end of period	242,316	16.41	6.58	242,316	16.41	6.58

Exercisable, end of period	159,116	$15.07	5.33	159,116	$15.07	5.33

Shares available for future stock option grants to employees and directors under existing plans totaled 391,576 at June 30, 2007. At June 30, 2007 the aggregate intrinsic value of options outstanding was $2,062,000 and the aggregate intrinsic value of options exercisable was $1,568,000. Total intrinsic value of options exercised was $95,000 for the six months ended June 30, 2007. There were no options exercised during the three months ended June 30, 2007.

Note 4. Recently Adopted Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”). The Statement should improve financial reporting by creating a single definition of fair value and a framework for measuring fair value, resulting in increased consistency and comparability in fair value measurements on financial statements. The expanded disclosures about the use of fair value should provide users of financial statements with better information about how fair value is used to measure recognized assets and liabilities, the factors used to develop the measurements, and the impact of the measurements on earnings (or changes in net assets) for the period.

The Statement defines fair value, establishes guidelines for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies to previously released accounting pronouncements that require or permit fair value measurements, and does not establish new requirements for fair value measurements. Prior to this Statement, there were different definitions of fair value. The definition of fair value retains the exchange price notion in earlier definitions of fair value. This Statement clarifies that the exchange price is the price in an orderly transaction between market participants, at the reporting date, to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, and is viewed from the seller’s perspective. Therefore, the definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). The Statement emphasizes that fair value is not an entity-specific measurement, but rather a market-based measurement. Therefore, the assumptions that market participants would use in pricing the asset or liability should be used to determine fair value measurement. As a basis for considering market participant assumptions in fair value measurements, this Statement establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The notion of unobservable inputs is intended to allow for situations in which there is little, if any, market activity for the asset or liability at the measurement date. In those situations, the reporting entity need not undertake all possible efforts to obtain information about market participant assumptions.

BancTrust elected to early adopt the Statement. Early adoption required BancTrust to apply the provisions of the Statement to all annual and interim statements for the year ended December 31, 2007, including this report on Form 10-Q. The provisions of this statement have not had or are not expected to have a material impact on results of operations, financial position, or liquidity of BancTrust.

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

This Statement permits BancTrust to:

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

BancTrust elected to early adopt the Statement. Early adoption required BancTrust to apply the provisions of the Statement to all annual and interim statements for the year ended December 31, 2007, including this report on Form 10-Q.

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

During the second quarter of 2007, the securities initially selected for fair value measurement under SFAS 159 were sold under a restructuring strategy and reinvested in significantly higher yielding securities. The securities that were purchased as a result of the restructuring strategy are also being accounted for as trading securities under the fair value measurement option as prescribed by SFAS 159 in future periods. At each reporting period, these trading securities will be marked to market and changes in market value will be recognized as gains or losses in earnings in the period which the change occurs. Interest and dividends on these trading securities will continue to be recognized in interest income based upon the yield of each security.

The following table sets forth the balance at June 30, 2007 of trading securities held at fair value and the total of realized losses due to changes in the fair value of such securities as well as the fair value of securities available for sale and the total of unrealized gains due to changes in fair value of such securities for the period ended June 30, 2007.

($’s in thousands	Fair Value at June 30, 2007 *	Changes in FMV for the 3 month period ending June 30, 2007, recognized as gains/(losses) in earnings		Unrealized gains/(losses) due changes in FMV for the 3 month period ending June 30, 2007.	Changes in FMV for the 6 month period ending June 30, 2007, recognized as gains/(losses) in earnings	Unrealized gains/(losses) due changes in FMV for the 6 month period ending June 30, 2007.
Available-for-sale securities	$15,003	$—		$47	$—	$131
Trading securities	$151,684	$(2,112	)*	$—	$(1,510)	$—

*	Measured using quoted prices in active market.

In June 2006, the Financial Accounting Standards Board issued interpretation no. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 became effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 will not have a materially adverse effect on BancTrust’s financial statements.

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

Estimates of Fair Value - The estimation of fair value is significant to a number of BancTrust’s assets, including, but not limited to, investment securities, derivatives, other real estate owned, intangible assets and other repossessed assets. Derivatives and investment securities are recorded at fair value while other real estate owned, intangible assets and other repossessed assets are recorded at either cost or fair value, whichever is lower. Fair values for investment securities and derivatives are based on quoted market prices, and if not available, quoted prices on similar instruments. The fair values of other real estate owned and repossessions are typically determined based on third-party appraisals less estimated costs to sell. Intangible assets are periodically evaluated to determine if any impairment might exist.

The estimation of fair value and subsequent changes of fair value of investment securities, derivatives, other real estate owned, repossessions and intangible assets can have a significant impact on the value of BancTrust, as well as have an impact on the recorded values and reported net income.

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

Fair values of reporting units were estimated using discounted cash flow models derived from internal earnings forecasts. The key assumptions used to estimate the fair value of each reporting unit included earnings forecasts for 10 years, terminal values based on future growth rates and discount interest rates. Changes in market interest rates, depending on the magnitude and duration, could impact the discount interest rates used in the impairment analysis. Generally, and with all other assumptions remaining the same, increasing the discount interest rate used in the analysis would tend to lower the fair value estimates, while lowering the discount interest rate would tend to increase the fair value estimates. BancTrust performed its goodwill impairment analysis according to the aforementioned method as of June 30, 2007. This analysis indicated that no goodwill impairment was present; therefore no impairment loss was recognized.

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

FINANCIAL CONDITION

Cash and Cash Equivalents

At June 30, 2007, cash and cash equivalents totaled $56,527,000, compared to $27,455,000 at December 31, 2006. Cash and cash equivalents primarily consist of cash and due from banks, combined with federal funds sold. At June 30, 2007, cash and cash equivalents consisted entirely of cash and due from banks, as was also the case at December 31, 2006.

Loans

Total loans, net of the unearned discount, increased $34,019,000 to $665,819,000 at June 30, 2007, from $631,800,000 at December 31, 2006. The majority of this increase was realized in the commercial and industrial loan portfolio, as well as in the real estate loan portfolio. BancTrust continues to place emphasis on originating loans secured by real estate, as well as on loans to commercial interests. The following table indicates each of the major loan categories of BancTrust, and the change in volume of each when comparing June 30, 2007 to December 31, 2006.

	June 30, 2007	December 31, 2006	Change
	(In thousands)
Commercial and industrial	$159,359	$152,407	$6,952
Real estate - mortgage	304,575	294,128	10,447
Real estate - construction	165,664	145,693	19,971
Personal	44,787	46,332	(1,545)
Overdrafts and credit line	1,079	2,225	(1,146)

Total loans	$675,464	$640,785	$34,679

Less:
Unearned income	$9,645	$8,986	$659
Allowance for loan losses	7,160	6,398	762

Total loans, net	$658,659	$625,401	$33,258

The largest increase was in real estate loans which increased $30,418,000 to $470,239,000 at June 30, 2007 from $439,821,000 at December 31, 2006. Specifically, real estate mortgage loans increased $10,447,000 from $294,128,000 at December 31, 2006 to $304,575,000 at June 30, 2007 and construction loans increased $19,971,000 to $165,664,000 from $145,693,000 for the same period. BancTrust has placed significant emphasis on originating loans secured by real estate because fair market values for real estate tend to be more stable and readily determinable than fair market values for other forms of collateral such as equipment and inventories. Additionally, real estate collateral tends to facilitate a more orderly and timely liquidation in the event of default by the borrower.

Commercial and industrial loans increased $6,952,000 from $152,407,000 at December 31, 2006, to $159,359,000 at June 30, 2007.

Personal loans declined from $46,332,000 at December 31, 2006 to $44,787,000 at June 30, 2007. BancTrust continues to place less significance on personal loan originations, as both increased competition from alternative sources of credit, primarily from credit cards and finance companies, and levels of denials of personal loan applications have contributed to generally lower personal loan portfolio totals over time.

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

At June 30, 2007, BancTrust’s allowance for loan losses had a balance of $7,160,000, compared to $6,398,000 at December 31, 2006. The ratio of the allowance to total loans, net of the unearned discount, was 1.08% and 1.01% at June 30, 2007 and December 31, 2006, respectively. As a percentage of total loans, net of the unearned discount, non-accruing loans increased to 1.12% at June 30, 2007, compared to 0.67% at December 31, 2006. The coverage of the allowance to non-accruing loans was 0.96X and 1.52X at June 30, 2007 and December 31, 2006, respectively. At June 30, 2007, management had identified $28,809,000 of potential problem loans compared to $22,276,000 at December 31, 2006. At each of June 30, 2007 and December 31, 2006, potential problem loans included impaired loans of $22,417,000 and $6,761,000, respectively. This increase was due to a reduction in the threshold for monitoring potential problems loans as BancTrust continues to focus on strengthening credit quality. Loans accounted for on a nonaccrual basis increased to $7,472,000 at June 30, 2007 from $4,201,000 at December 31, 2006.

Subsequent to June 30, 2007, a loan identified by management as impaired and included in the totals for potential problem loans and impaired loans at June 30, 2007 was paid down in the amount of $2,076,000. This pay down represents a 7.2% reduction in potential problem loans and a 9.3% reduction to impaired loans.

The following table indicates the loan charge off and recovery activity of BancTrust for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In Thousands)		(In Thousands)
Loans charged-off	$158	$265	$265	$441
Recoveries of loans previously charged off	$(124)	(192)	$(264)	(464)

Net loans (recovered) charged-off	$34	$73	$1	$(23)

Securities

At January 1, 2007, BancTrust adopted SFAS 159, the provisions of which were applied to its investment securities portfolio (See “Notes to the Unaudited Condensed Consolidated Financial Statements”). At June 30, 2007, investment securities totaled $166,687,000 compared to $204,602,000 at December 31, 2006. The decline in investment securities was primarily due to increased loan volumes and interest bearing deposits in banks (see – “Loans”), as available funds were redeployed into the higher yielding loan portfolio or held for future loan growth. Included in the June 30, 2007 total are securities totaling $151,684,000 held as trading securities accounted for at fair value under the provisions of SFAS 159. BancTrust realized losses of $2,112,000 and $1,510,000 in earnings during the three and six months ended June 30, 2007, respectively, on the change in fair value of these trading securities. The remainder of the securities portfolio is classified as “available-for-sale”, requiring that it be marked-to-market with the unrealized gains and losses, net of the related tax effect reflected directly in stockholders’ equity. The available-for-sale portfolio had net unrealized gains (net of tax) of $167,000 at June 30, 2007 and net unrealized losses (net of tax) of $2,592,000 at December 31, 2006. The change in unrealized losses net of tax included a cumulative reclassification of unrealized losses to retained earnings of $2,676,000 for securities held at fair value in accordance with the adoption of SFAS 159.

During the second quarter of 2007, the securities initially selected for fair value measurement under SFAS 159 were sold under a restructuring strategy and reinvested in significantly higher yielding securities. BancTrust sold approximately $155,026,000 in trading securities and used the proceeds from the sale to purchase approximately $155,297,000 of new securities. These securities, purchased as a result of the restructuring strategy, are also being accounted for as trading securities under the fair value measurement option as prescribed by SFAS 159. The restructuring allowed BancTrust to reinvest in higher yielding securities. The average yield of BancTrust’s portfolio prior to and after the restructuring was 3.96% and 5.32%, respectively.

At June 30, 2007, BancTrust had pledged to the State Treasurer for the State of Alabama and other parties $144,902,000, or approximately 87% of its investment securities portfolio. These securities are typically pledged as collateral to government or other public entities for deposits held by BancTrust that exceed the FDIC insurable limit.

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

Other real estate, net of accumulated write downs, totaled $699,000 at June 30, 2007 and $1,034,000 at December 31, 2006.

Deposits

Customer deposits are BancTrust’s primary funding source. BancTrust held $793,398,000 in total deposits at June 30, 2007 compared to $768,701,000 at December 31, 2006, reflecting growth in all primary deposit categories. The net effect was an increase in total deposits between the two periods of $24,697,000.

Non-interest bearing demand deposits increased $2,884,000 from December 31, 2006 to $87,612,000 at June 30, 2007. Interest bearing transaction accounts, including negotiable order withdrawal (“NOW”) accounts, insured money market accounts (“IMMA”) and savings accounts, totaled $309,110,000 and $311,274,000 at June 30, 2007 and December 31, 2006, respectively.

Time deposits, at June 30, 2007 totaled $396,676,000, an increase of $23,977,000 from the December 31, 2006 total of $372,699,000. Included in time deposits at June 30, 2007 was $60,656,000 of brokered time deposits, compared to $61,273,000 at December 31, 2006. Brokered deposits are more likely to be withdrawn from BancTrust upon maturity than other more traditional types of deposits. These deposits are fully insured by the Federal Deposit Insurance Corporation and are typically deployed by management to meet short-term funding needs.

The following table indicates each of the major deposit categories of BancTrust, and the change in volume of each when comparing June 30, 2007 to December 31, 2006.

	June 30, 2007	December 31, 2006	Change
	(In thousands)
Demand-noninterest bearing	$87,612	$84,728	$2,884
Demand-interest bearing	276,137	277,793	(1,656)
Savings	32,973	33,481	(508)
Time	396,676	372,699	23,977

Total deposits	$793,398	$768,701	$24,697

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

The asset items that are BancTrust’s primary sources of liquidity are cash and cash equivalents (see - “Cash and Cash Equivalents”). Also, the asset base provides liquidity through interest and fee income on loans, loan repayments and the maturity or sales of other earning assets, including securities. BancTrust’s securities are generally high grade, marketable securities. At June 30, 2007, the entire investment securities portfolio of BancTrust was classified as either available-for-sale or trading securities (see - “Securities”).

The liability base provides liquidity through deposit growth, the rollover of maturing deposits and accessibility to external sources of funds, (“borrowed funds”). Borrowed funds totaled $46,374,000 at June 30, 2007 compared to $48,268,000 at December 31, 2006.

BancTrust has several available sources from which to borrow funds. The predominant source of borrowed funds utilized by BancTrust is the Federal Home Loan Bank of Atlanta (“FHLB”). At June 30, 2007, BancTrust had total advances from FHLB of $45,554,000. When combined with approximately $18,482,000 of guarantees on commercial letters of credit provided by the FHLB, BancTrust had approximately $64,036,000 of active credit facilities at the FHLB on June 30, 2007. In addition to the aforementioned outstanding credit facilities, BancTrust had approximately $23,137,000 of unused credit facilities available at the FHLB on June 30, 2007. BancTrust had unused federal funds lines of credit with correspondent financial institutions of approximately $53,000,000 at June 30, 2007.

Stockholders’ Equity and Regulatory Capital

At June 30, 2007, stockholders’ equity totaled $87,994,000, compared to $86,794,000 at December 31, 2006. Risk-based capital regulations require all bank holding companies and banks to achieve and maintain a minimum total capital to risk based assets ratio of 8%, at least half of which must be in the form of Tier 1 capital. Tier 1 capital primarily consists of stockholders’ equity less goodwill and other qualifying intangible assets and net unrealized gains or losses on available for sales securities). The following table indicates the risk-based capital ratios of BancTrust and Peoples Bank at June 30, 2007.

	Risk-Based Capital Ratios & Leverage Ratios As of June 30, 2007
	Dollars in Thousands
	BancTrust		Peoples Bank
RISK-BASED CAPITAL RATIOS
Tier 1 Capital	$83,001	11.12%	$77,430	10.40%
Tier 1 Capital – Minimum Required	29,855	4.00%	29,777	4.00%

Excess	$53,146	7.12%	$47,653	6.40%
Total Capital	$90,161	12.08%	$84,590	11.36%
Total Capital – Minimum Required	59,710	8.00%	59,555	8.00%

Excess	$30,451	4.08%	$25,035	3.36%
Net risk-weighted assets	$746,379		$744,435
LEVERAGE RATIOS
Total Tier 1 Capital	$83,001	9.04%	$77,430	8.49%
Minimum Leverage Requirement	36,728	4.00%	36,465	4.00%

Excess	$46,273	5.04%	$40,965	4.49%
Average Total Assets, Net of all intangibles	$918,195		$911,625

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank had approximately $120,023,000 and $108,060,000 in commitments to extend credit at June 30, 2007 and December 31, 2006, respectively. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include certificates of deposit, marketable securities, real estate, and other collateral.

Irrevocable standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include certificates of deposit, marketable securities, real estate, and other collateral for those commitments for which collateral is deemed necessary. The Bank had approximately $21,031,000 and $21,406,000 in irrevocable standby letters of credit at June 30, 2007 and December 31, 2006, respectively.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006.

The profitability of BancTrust in a given period is heavily dependent on the amount of net interest income it is able to generate. Simply stated, net interest income is the amount of interest income realized on earning assets such as loans and investments that remains after deducting interest expense incurred on interest bearing liabilities such as interest bearing deposits and borrowed funds.

For the three months ended June 30, 2007 (the “2007 quarter”) BancTrust earned $15,242,000 of interest income on its interest earning assets, compared to $13,035,000 for the same period in 2006 (the “2006 quarter”). Increases in the average annual yields and average volumes of interest earning assets accounted for the increase in interest income between the two periods. In the 2007 quarter, interest earning assets yielded 7.12% on average volume of $859,074,000 and 6.69% on average volume of $781,214,000 in the 2006 quarter.

Interest and fees on loans totaled $12,618,000 in the 2007 quarter and $10,861,000 in the 2006 quarter. Both the average annual yield earned on the loan portfolio and its average balance increased between the two periods. In the 2007 quarter, loans yielded an average of 7.75% on an average balance of $652,683,000, compared to an average annual yield of 7.73% on an average balance of $563,866,000 in the 2006 quarter. Increased loan demand between the two periods (see “Loans”) contributed to higher average balances, while increases in market interest rates between the two periods contributed to the higher average yields.

Interest income earned on the investment securities portfolio increased to $2,196,000 in the 2007 quarter from $2,055,000 in the 2006 quarter. The average balance of the investment securities portfolio declined to $176,609,000 in the 2007 quarter from $209,583,000 in the 2006 quarter. The increase in the average annual yield to 4.99% in the 2007 quarter from 3.93% in the 2006 quarter was the primary contributing factor to the higher interest income earned from it, given the decrease in average balance of the investment securities portfolio. The lower average balance was primarily the result of available funds within the investment securities portfolio being redeployed into the higher yielding loan portfolio. Increases in market interest rates and the portfolio restructuring in April 2007 contributed to the higher average yield between the two quarters.

Interest income earned on federal funds sold and interest bearing deposits in banks totaled $428,000 in the 2007 quarter and $119,000 in the 2006 quarter. In the 2007 quarter, federal funds and interest bearing deposits in banks earned an average annual yield of 5.77% on average volume of $29,781,000 compared to an average annual yield of 6.12% on average volume of $7,766,000 in the 2006 quarter.

Interest expense on deposits increased to $6,664,000 in the 2007 quarter from $5,195,000 in the 2006 quarter. Increases in both average balances and the average annual rates of interest paid on interest bearing deposits were contributing factors. In the 2007 quarter, the average annual cost of interest bearing deposits was 3.85%, compared to 3.31% in the 2006 quarter. The average balance of interest bearing deposits in the 2007 quarter was $694,751,000, compared to $628,646,000 in the 2006 quarter. Higher market interest rates and loan demand contributed to the increased cost of interest bearing deposits between the two periods.

Interest expense on borrowed funds increased to $572,000 in the 2007 quarter from $543,000 in the 2006 quarter. This increase is attributable to a higher average balance of borrowed funds in the 2007 quarter compared to the 2006 quarter, as the average cost of borrowed funds declined between the two periods. The average rate of interest paid on borrowed funds was 4.83% in the 2007 quarter and 5.32% in the 2006 quarter. The average balance of borrowed funds in the 2007 quarter totaled $47,358,000, compared to $40,957,000 in the 2006 quarter.

The resulting net interest income for the 2007 quarter totaled $8,006,000 compared to $7,297,000 for the 2006 quarter. Expressed as an annualized percentage of average interest earning assets for a given period, net interest income is referred to as net interest margin. BancTrust’s net interest margin in the 2007 quarter was 3.74%, compared to 3.75% in the 2006 quarter.

Provision for loan losses in the 2007 quarter totaled $517,000 compared to ($351,000) in the 2006 quarter. The provision for loan losses in a given period represents adjustments to the allowance for loan losses account that are deemed necessary to adequately provide for potential losses within BancTrust’s loan portfolio at a given point in time (see “Allowance for Loan Losses”). In the 2006 quarter, the provision for loan losses represented adjustments that lowered the allowance for loan losses account, causing the

($351,000) provision for loan losses amount to have an increasing effect on income. In the 2007 quarter, BancTrust determined an increase in its allowance for loan losses was warranted, and therefore realized $517,000 of provision for loan losses, which had a decreasing effect on income.

Noninterest income decreased in the 2007 quarter to $525,000, compared to $2,266,000 in the 2006 quarter. Included in the 2007 quarter was $2,112,000 of valuation losses on trading securities, which were accounted for under the provisions of SFAS 159 and primarily accounted for the decrease in noninterest income between the two periods.

Noninterest expense increased approximately 22.6%, from $6,499,000 in the 2006 quarter to $7,966,000 in the 2007 quarter. Significant increases in salary and benefits expenses, driven by market expansion efforts, and merger related expenditures (see Item 5—“Other Information”) were the primary contributing factors to the overall increase in noninterest expense between the two quarters. Merger related expenditures totaled $912,000 during the 2007 quarter.

Provision for income taxes in the 2007 quarter totaled $44,000 compared to $1,141,000 in the 2006 quarter. The effective income tax rate increased to 91.7% in the 2007 quarter from 33.4% in the 2006 quarter. The increase in the effective tax rate was related to adjustments to deferred income taxes recognized in the 2007 quarter.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006.

For the six months ended June 30, 2007 (“YTD 2007”) BancTrust earned $29,722,000 of interest income on its interest earning assets, compared to $24,733,000 for the same period in 2006 (“YTD 2006”). Increases in the average annual yields and average volumes of interest earning assets accounted for the increase in interest income between the two periods. In YTD 2007, interest earning assets yielded 7.04% on average volume of $851,186,000, and 6.55% on average volume of $762,014,000 in YTD 2006.

Interest and fees on loans totaled $24,829,000 in YTD 2007 and $20,259,000 in YTD 2006. Both the average annual yield earned on the loan portfolio and its average balance increased between the two periods. In YTD 2007, loans yielded an average of 7.80% on an average balance of $642,277,000, compared to an average annual yield of 7.61% on an average balance of $536,604,000 in YTD 2006. Increased loan demand between the two periods (see “Loans”) contributed to higher average balances, while increases in market interest rates between the two periods contributed to the higher average yields.

Interest income earned on the investment securities portfolio declined to $4,093,000 in YTD 2007 from $4,182,000 in YTD 2006. The average balance of the investment securities portfolio declined to $181,181,000 in YTD 2007 from $215,420,000 in YTD 2006. The decrease in the average balance of the investment securities portfolio was the primary contributing factor to the lower interest income earned from it, given that the average annual yield increased to 4.56% in YTD 2007 from 3.91% in YTD 2006. The lower average balance was primarily the result of available funds within the investment securities portfolio being redeployed into the higher yielding loan portfolio. Increases in market interest rates contributed to the higher average yield between the two periods. The higher yield is a result of the portfolio restructuring that took place during the quarter.

Interest income earned on federal funds sold and interest bearing deposits in banks totaled $800,000 in YTD 2007 and $293,000 in YTD 2006. In YTD 2007, federal funds and interest bearing deposits in banks earned an average annual yield of 5.82% on average volume of $27,728,000 compared to an average annual yield of 5.91% on average volume of $9,990,000 in YTD 2006. Increases in BancTrust’s deposit volumes as well as lower investment volumes contributed to higher average balances.

Interest expense on deposits increased to $13,093,000 in YTD 2007 from $9,508,000 in YTD 2006. Increases in both average balances and the average annual rates of interest paid on interest bearing deposits were contributing factors. In YTD 2007, the average annual cost of interest bearing deposits was 3.83%, compared to 3.14% in YTD 2006. The average balance of interest bearing deposits in YTD 2007 was $689,525,000, compared to $611,468,000 in YTD 2006. Higher market interest rates and loan demand contributed to the increased cost of interest bearing deposits between the two periods. YTD 2007, BancTrust held approximately $60,558,000 of brokered time deposits compared to approximately $30,000,000 for the same period of 2006, which contributed to the aforementioned increases in both the average balance of interest bearing deposits and their average annual cost.

Interest expense on borrowed funds increased to $1,152,000 in YTD 2007 from $1,045,000 in YTD 2006. The primary factor in this increase was that the average balance of borrowed funds increased from $40,230,000 in YTD 2006 to $47,847,000 in YTD 2007. The average rate of interest paid on borrowed funds was 4.85% in YTD 2007 and 5.24% in YTD 2006.

The resulting net interest income for YTD 2007 totaled $15,477,000 compared to $14,181,000 for YTD 2006. Expressed as an annualized percentage of average interest earning assets for a given period, net interest income is referred to as net interest margin. BancTrust’s net interest margin in YTD 2007 was 3.67%, compared to 3.75% in YTD 2006.

Provision for loan losses generally has the effect of decreasing income, as it represents additions to the allowance for loan losses deemed necessary to adequately provide for potential losses within BancTrust’s loan portfolio (see “Allowance for Loan Losses”). However, in YTD 2006, BancTrust realized credits in its provision for loan losses account, as periodic analyses of its loan portfolio indicated that reductions to the allowance for loan losses account were warranted. BancTrust realized a credit provision for loan losses in YTD 2006 in the amount of $893,000. YTD 2007, BancTrust’s analysis indicated a need to increase the allowance for loan losses and recognized $761,000 in provision expense.

Noninterest income decreased in YTD 2007 to $3,659,000, compared to $4,668,000 in YTD 2006. The primary factor in the decrease was the impact of the adoption of FAS 159 in 2007. Market value losses on trading securities accounted for under the provisions of FAS 159, totaled $1,510,000 in YTD 2007.

Noninterest expense increased approximately 20.1%, from $12,623,000 in YTD 2006 to $15,165,000 in YTD 2007. Increases in personnel expenses as well as merger related expenses and other stockholder related expenses were the primary drivers of the increase between periods. BancTrust incurred merger related expenses and other stockholder expenses totaling $912,000 and $208,000, respectively, in YTD 2007.

The provision for income taxes in YTD 2007 totaled $997,000 compared to $2,353,000 in YTD 2006. The effective income tax rate decreased to 31.06% in YTD 2007 from 33.05% in YTD 2006.

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

BancTrust carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2007, pursuant to Rule 13a – 15(b) of the Securities Exchange Act of 1934. Based on this evaluation, BancTrust’s chief executive officer and chief financial officer concluded that BancTrust’s disclosure controls and procedures, as designed and implemented, are effective in timely alerting them to material information required to be included in its periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, BancTrust reviewed its internal controls. There has been no change in BancTrust’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, BancTrust’s internal controls over financial reporting.

Item 5.	Other Information

On May 21, 2007, BancTrust and BancTrust Financial Group, Inc. (“BTFG”) entered into a definitive merger agreement (the “Agreement”) providing for the merger of BancTrust into BTFG, with BTFG as the surviving corporation. Pursuant to the agreement, each shareholder of BancTrust common stock will receive aggregate consideration of $25.50 per share of BancTrust stock to consist of $6.375 cash and BTFG stock. The cash price is a fixed amount while the amount of stock issued fluctuates within certain dollars based on the 10-day average closing price of BTFG common stock shortly before the closing of the transaction. The merger is expected to close in the third quarter of 2007 and is subject to shareholder and regulatory approvals. In connection with the agreement, options to purchase stock of BancTrust available and unexercised prior to the merger will immediately become vested and will be cancelled and converted into the right to receive a cash payment equal to the difference between the dollar value of the merger consideration and the exercise price of the stock option. See also, Current Report on Form 8-K, dated May 23, 2007.

PART II – OTHER INFORMATION

Item 6.	Exhibits

Exhibit No. 2.1	Agreement and Plan of Merger, dated as of May 21, 2007, by and between The Peoples BancTrust Company, Inc. and BancTrust Financial Group, Inc. - Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated May 23, 2007.

Exhibit No. 2.2	Form of Support – BTFG directors - Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated May 23, 2007.

Exhibit No. 2.3	Form of Support – PBTC directors - Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated May 23, 2007.

Exhibit No. 2.4	Form of Support – Stockholders for Progress - Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated May 23, 2007.

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

Exhibit No. 32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Peoples BancTrust Company, Inc.

Date: Aug 08, 2007	/s/ Don J. Giardina
Don J. Giardina
President and Chief Executive Officer

Date: Aug 08, 2007	/s/ Thomas P. Wilbourne
Thomas P. Wilbourne
Senior Vice President and
Chief Financial Officer

Date: Aug 08, 2007	/s/ Jeffery N. Smith
Jeffery N. Smith
Vice President and Controller
(Principal Accounting Officer)